Form 10-K
period 1993-12-31
SHOWBOAT INC
filed 1994-03-30
CIK 89966

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1993
                               -----------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


     For the transition period from         Not Applicable
                                    -------------------------------
     Commission file number    1-7123
                            ------------

                                SHOWBOAT, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Nevada                                    88-0090766
- ------------------------------------------- -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)              No.)

2800 Fremont Street, Las Vegas, Nevada                                 89104
- -------------------------------------------------------------------  ---------
 (Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (702) 385-9141
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
     Title of each class                 on which registered
     -------------------                 ---------------------

Common Stock, $1.00 par value            New York Stock Exchange
- -------------------------------          ------------------------
9 1/4% First Mortgage Bonds Due 2008     New York Stock Exchange
- ------------------------------------     ------------------------

Securities registered pursuant to Section 12(g) of the Act:
                                   None
                         -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]    No [_]


     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

     The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of registrant's common stock on the New York Stock Exchange on March 15, 1994, was approximately $248,657,620.


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____

                                  -----------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1994: 14,989,445.

                      DOCUMENTS INCORPORATED BY REFERENCE

     All relevant information contained herein is set forth in full and no documents are incorporated by reference into this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS.
          --------

General

     The Company owns and operates two hotels, casinos and bowling centers, the Showboat Hotel, Casino and Bowling Center in Las Vegas, Nevada ("Las Vegas Showboat") and the Showboat Casino Hotel in Atlantic City, New Jersey ("Atlantic City Showboat") and a riverboat casino in New Orleans, Louisiana through its respective Nevada and New Jersey subsidiaries. The Company's wholly-owned Nevada subsidiaries include Showboat Operating Company and Showboat Development Company. Showboat Development Company's wholly owned subsidiaries include Showboat Mohawk, Inc., Showboat Indiana, Inc., Lake Pontchartrain Showboat, Inc. and Showboat Louisiana, Inc. The Company commenced operations on September 9, 1954, as a partnership and was incorporated under the laws of the state of Nevada in 1960. The Company became a registered public company on December 19, 1968. It was listed in the American Stock Exchange in February 1973 and was listed on the New York Stock Exchange on May 30, 1984. The Company operated only the Las Vegas Showboat until March 30, 1987 when the Atlantic City Showboat commenced operations. The Company's New Jersey subsidiaries include its wholly-owned subsidiary Ocean Showboat, Inc. ("OSI"), and OSI's wholly-owned subsidiaries Atlantic City Showboat, Inc. ("ACSI") and Ocean Showboat Finance Corporation ("OSFC"). Unless the context otherwise requires, the "Company" or "SBO," as applicable, refers to Showboat, Inc. and its subsidiaries. The Company's executive offices are located at 2800 Fremont Street, Las Vegas, Nevada 89104, and its telephone number is (702) 385-9141.

     Through its subsidiary, Showboat Louisiana, Inc., the Company acquired a 30% equity interest in Showboat Star Partnership, a Louisiana general partnership which owns a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana named the "Star Casino," for a capital contribution of $18.6 million in 1993. The Star Casino commenced operations on November 8, 1993. Effective March 1, 1994, the Company purchased an additional 20% equity interest in the Showboat Star Partnership from a partner in exchange for $9.0 million. A management agreement entered into between Lake Pontchartrain Showboat, Inc., a subsidiary of the Company ("LPSI"), and Star Casino, Inc., a general partner of Showboat Star Partnership, provides that LPSI shall receive a management fee of 5% of gaming revenues, net of gaming taxes and regulatory boarding fees, in exchange for managing the Star

Casino's operations. Star Casino, Inc. assigned the management agreement to the Showboat Star Partnership.

     The Company's marketing and operating strategy is to develop a high volume of traffic through its casinos, emphasizing slot machine play which accounted for 84.2%, 73.2% and 68.6% of the casino revenues of the Las Vegas Showboat, the Atlantic City Showboat, and the Star Casino, respectively, in 1993. Customers are attracted to the Las Vegas Showboat by competitive slot machines, bingo, moderately priced food and accommodations, a friendly "locals" atmosphere and a 106-lane bowling center. The Atlantic City Showboat targets the drive-in customer by providing competitive games and excellent service in an attractive convenient facility. The Star Casino, like the Las Vegas Showboat, targets "locals" with its excellent service, attractive and convenient facility and accessible location.

Fiscal Year 1993 Developments

Star Casino

     In July 1993, the Company and Star Casino, Inc., a Louisiana corporation owned by Louie Roussel, III, formed the Showboat Star Partnership, a Louisiana general partnership, to own the Star Casino, a riverboat casino located on the
south shore of Lake Pontchartrain in New Orleans, Louisiana.   Until March 1,
1994, Showboat Louisiana, Inc. owned 30% of the partnership and Star Casino, Inc. was the managing partner. Effective March 1, 1994, Showboat Louisiana, Inc. purchased from Star Casino, Inc. an additional 20% equity interest in the partnership for $9.0 million and the partners formed a ten member managing committee on which Showboat Louisiana, Inc. appoints five members.

     The Star Casino offers an aggregate of 21,900 square feet of casino space on three levels containing 762 slot machines and 41 table games. The riverboat facility also includes an approximately 34,000 square foot terminal building containing a bar, restaurant and administrative offices. The casino operations of the Star Casino are managed by the Company through LPSI, which receives a management fee of five percent of gaming revenue, net of gaming taxes and regulatory boarding fees, pursuant to a management agreement. The Star Casino commenced gaming operations on November 8, 1993, after receiving the approval of the Louisiana Riverboat Gaming Commission, the Riverboat Gaming Division of the Louisiana State Police and the U.S. Coast Guard.

Development and Management Services Division

     The Company formed a Development and Management Services Division ("Development Division") in 1993 to investigate and secure new properties in the United States and around the world. The Development Division evaluates all expansion opportunities based upon certain criteria, including but not limited to, demographics, location and competition.

     Showboat's Development Division also provides management services to support a new facility upon its opening. The Development Division will provide a new project with human resources, marketing, design and construction, management information systems, regulatory compliance, operations and financial services.

Expansion Opportunities

     The Company is evaluating expansion opportunities in emerging gaming markets in the United States and elsewhere in the world. Announced expansion opportunities include:

     East Chicago, Indiana

     On February 2, 1994, the Showboat Marina Partnership, consisting of Showboat Indiana Investment Limited Partnership, a wholly-owned limited partnership ("SII"), and Waterfront Entertainment and Development, Inc., an Indiana corporation ("Waterfront"), filed Part I of its gaming application with the Indiana Riverboat Gaming Commission to operate a riverboat casino on Lake Michigan in East Chicago, Indiana. Showboat Marina Partnership intends to file
Part II of its gaming application on April 12, 1994. Showboat Marina Partnership is the only applicant for the East Chicago gaming berth. Showboat Marina Partnership is owned 55% by SII and 45% by Waterfront. The Company will invest $17.5 million in the Showboat Marina Partnership and will help the partnership to obtain in excess of $50.0 million in debt financing. East Chicago residents passed a referendum on November 2, 1993 authorizing gaming in East Chicago.

     St. Regis Mohawk Reservation, New York

     The Company, through Showboat Mohawk Investment Limited Partnership, a wholly-owned limited partnership ("SMI"), is negotiating with the St. Regis Mohawk Tribe ("Tribe") and Native American Gaming Consultants, a corporation formed under tribal law ("NAGC"), such documents as are necessary to develop, construct, manage and operate Class III gaming on the Tribe's Reservation in Hogansburg, New York. The proposed agreements contemplate that SMI will initially operate Class III games in an approximately 19,000 square foot casino that will be expanded to approximately 40,000 square feet. An initial loan in the approximate amount of $35 million will be made to the Tribe by SMI for the purchase of an existing building, the "TVI Site," and for certain improvements to the building. SMI will receive a management fee of 20% of earnings before interest, taxes and depreciation throughout the management term, which will be five years. On October 15, 1993, New York Governor Mario Cuomo signed a Compact with the Tribe, permitting Class III gaming. Class III games include blackjack, craps, roulette, best hand poker, big six, keno, and other authorized games. Any agreements between SMI and the Tribe will be subject to approval by the National Indian Gaming Commission.

     Sydney, Australia

     Sydney Harbour Casino Holdings Limited, a corporation consisting of Showboat Australia Pty Limited, a wholly-owned Australian subsidiary of the Company, and Leighton Properties Pty Limited, Australia's largest publicly traded construction group, was selected by the New South Wales Casino Control Authority as one of two companies on the short list for the first casino license in Sydney, Australia. Only one license to operate a casino with table games and slot machines in Sydney, Australia will be awarded by the Casino Control Authority. Private clubs offering slot machines are currently in operation.
The Casino Control Authority is expected to make its final selection on or after May 6, 1994.

Atlantic City Showboat Expansion

     During 1993, the Company continued the construction of a three-part $76.2 million expansion project, after credits of $8.8 million from the Casino Reinvestment Development Authority ("CRDA"), at the Atlantic City Showboat. For a discussion of CRDA credits see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The first stage of the expansion was completed in May 1993 and added Atlantic City's first horse race simulcasting facility. Approximately 4,500 square feet of casino space was added in June 1993. With the additional casino space, the Company added approximately 340 slot machines and 28 table games to its Atlantic City Casino in 1993.

     In the second stage of the expansion, the Company anticipates adding an additional 15,000 square feet of casino space by the Summer of 1994. With the additional casino space, the Company anticipates the addition of approximately 550 slot machines and 10 table games, bringing the then total number of slot machines and table games at the Atlantic City Showboat to approximately 3,000 and 108, respectively.

     The final stage of the expansion is the addition of a new 284-room hotel tower, now under construction, which is scheduled to open in the Spring of 1995. On July 9, 1993, ACSI purchased approximately four acres of real property abutting the Atlantic City Showboat from the Atlantic City Housing Authority and Urban Redevelopment Agency. ACSI is constructing the new hotel tower on this site. (See "Item 2. Properties -- Atlantic City.")

Public Offering of 9 1/4% First Mortgage Bonds due 2008

     On May 18, 1993, the Company completed an underwritten public offering of 9 1/4% First Mortgage Bonds due 2008 (the "First Mortgage Bonds") in the principal amount of $275.0 million. The First Mortgage Bonds are guarantied on a senior secured basis by OSI, ACSI and Showboat Operating Company. The First Mortgage Bonds are senior secured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu with the Company's senior indebtedness. The First Mortgage Bonds are
- ----------
secured by a deed of trust representing a first lien on the Las Vegas Showboat (other than certain assets), by a pledge of the outstanding shares of capital stock of OSI and an intercompany note issued by ACSI in favor of the Company and by a pledge of certain intellectual property rights of the Company. OSI's obligations under its guaranty are secured by a pledge of all of the outstanding shares of capital stock of ACSI. ACSI's obligations under its guaranty are secured by a leasehold mortgage representing a first lien on the Atlantic City Showboat (other than certain assets). Showboat Operating Company's obligations under its guaranty are secured by a pledge of certain of its assets related to the Las Vegas Showboat.

     Pursuant to the indenture (the "Indenture") for the First Mortgage Bonds among the Company, OSI, ACSI, Showboat Operating Company, and IBJ Schroder Bank & Trust Company (the "Trustee"), the First Mortgage Bonds are not redeemable by the Company prior to May 1, 2000 unless otherwise required by the gaming laws of Nevada, New Jersey, or any other state or country in which the Company or one of its subsidiaries conducts gaming operations, or unless otherwise permitted pursuant to the terms of the Indenture. On or after May 1, 2000, the First Mortgage Bonds are redeemable at the option of the Company, in whole or in part, at the redemption price provided for in the Indenture, together with accrued and unpaid interest, if any, to the redemption date. The Indenture does not contain any sinking fund or mandatory redemption provisions.

     Approximately $162.3 million of the net proceeds from the public offering of the First Mortgage Bonds was used to defease all of the 11 3/8% Mortgage-Backed Bonds Due 2002. See "Fiscal Year 1993 Developments -- Redemption of 11 3/8% Mortgage-Backed Bonds Due 2002."

Redemption of 11 3/8% Mortgage-Backed Bonds Due 2002

     On June 17, 1993, OSFC redeemed all of its outstanding 11 3/8% Mortgage-Backed Bonds Due 2002 ("Mortgage-Backed Bonds") at 105.7% of par plus accrued and unpaid interest up to and including the redemption date, in accordance with the terms of the indenture for the Mortgage-Backed Bonds. The redemption price of approximately $162.3 million was paid from a portion of the net proceeds, approximately $268.4 million, realized from the Company's May 1993 public offering of First Mortgage Bonds in June 1993. (See "Fiscal Year 1993 Developments -- Public Offering of 9 1/4% First Mortgage Bonds due 2008.")

Redemption of 13% Subordinated Sinking Fund Debentures

     On January 29, 1993, the Company redeemed all of its outstanding 13% Subordinated Sinking Fund Debentures Due 2004 (the "Debentures"). The principal amount of Debentures outstanding on January 29, 1993 was $32.9 million and, pursuant to the terms of the indenture dated October 1, 1984, were redeemable at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount plus accrued and unpaid interest up to and including the redemption date. The redemption price of $34.4 million was paid from a portion of the net proceeds, approximately $50.4 million, realized from the Company's December 1992 public offering of common stock. The balance of offering proceeds was applied to pay off and satisfy a construction and term loan of the Company. (See "Fiscal Year 1993 Developments - Satisfaction of Construction and Term Loan and Conversion to Line of Credit.")

Satisfaction of Construction and Term Loan and Conversion to Line of Credit

     On January 29, 1993, the Company applied a portion of the proceeds realized from the Company's December 1992 public offering of common stock to prepay all amounts outstanding under a construction and term loan in the original principal amount of $20.0 million ("Construction Loan"). The outstanding balance of principal and interest under the Construction Loan was $17.3 million. Pursuant to the Construction Loan, originally obtained in June 1990, payments of principal and interest were due monthly under a ten-year amortization schedule, with the balance due September 30, 1996. In July 1992, the Construction Loan was amended to allow the Company to convert the loan to a line of credit. The line of credit was terminated in May 1993 prior to the public offering of the First Mortgage Bonds.

Narrative Description of Business

Current Las Vegas Operations

     The Las Vegas Showboat includes an approximately 80,000 square foot casino centrally located in a 482-room 18-story hotel, featuring a 106-lane bowling center, a 408-seat buffet, a 194-seat coffee shop, a 1,300-seat bingo parlor garden, a 150 seat showroom and two specialty restaurants. In addition, 8,300 square feet of meeting room area is available with a seating capacity of 1,000 persons. The Company also owns and operates a 33-room motel directly across from the hotel. The Las Vegas Showboat covers approximately twenty-six acres and is approximately two and one-half miles from the hotel casinos located in downtown Las Vegas or on the "Strip."

     At the Las Vegas Showboat, the Company sponsors a variety of special events designed to produce a high volume of traffic through its casino. The Las Vegas Showboat sponsors such events as the Professional Bowlers Association tour and Superstar Bingo, a high-stakes bingo game, and is the site of the annual High Rollers Million Dollar Bowling Tournament. The Las Vegas Showboat also regularly hosts small conventions and groups. In addition, the Las Vegas Showboat developed its first slot club, the Officer's Club, in 1988. The Officer's Club is designed to attract and reward frequent slot players at the Las Vegas Showboat.

Las Vegas Competition

     The Las Vegas Showboat competes generally with approximately 119 casinos in Clark County, Nevada, which includes the cities of Las Vegas, Henderson, Laughlin and Mesquite. Competition among casinos in Clark County is intense and the Company expects it to remain so in the future. The Company has experienced increased competition from new and existing Las Vegas hotel casinos which have also sought to attract slot machine players and Las Vegas-area residents. The Company anticipates continuing increased competition for these customers.

     As a result of increased competition for slot machine players and Las Vegas-area residents, and because of the construction of new hotel casinos and the expansion of existing hotel casinos, including the current expansion of Sam's Town Hotel and Casino and the construction of Boulder Station (each of which are located on Boulder Highway near the Las Vegas Showboat), the Company is evaluating various alternatives, including its marketing programs, in order to remain competitive with such newer or expanded facilities for its principal market of slot machine players and Las Vegas-area residents. However, there can be no assurance that implementation of the various alternatives currently being considered by the Company will successfully result in the maintenance or expansion of the Las Vegas Showboat's customer base.

     The Company believes the legalization of casino gaming, in Colorado, Connecticut, Illinois, Iowa, Indiana, Louisiana, Mississippi, Missouri, New Jersey, and South Dakota, and on various Native American reservations, has not had a material adverse impact on its business in Las Vegas because of the Company's customer base of local area residents. The legalization and commencement of casino gaming in states close to Nevada, particularly California, could have a material adverse effect on the Company's Las Vegas operations.

Las Vegas Employees and Labor Relations

     As of March 1, 1994, the Company's Las Vegas operations employed approximately 1,550 persons, of which approximately 934 or 60% of the employees were represented by collective bargaining agreements. One of the collective bargaining agreements, which covers approximately 698 or 45% of the employees of the Las Vegas Showboat, expires on May 31, 1994. The Company considers its current labor relations to be satisfactory.

Atlantic City Operations

     Since March 30, 1987, the Company, through its New Jersey subsidiaries, has operated the Atlantic City Showboat fronting the Boardwalk in Atlantic City, New Jersey. The Atlantic City Showboat is located at the eastern end of the Atlantic City Boardwalk on an approximately 10 1/2-acre rectangular site.
Access to the Atlantic City Showboat's four story podium, which houses the casino and the 20 story hotel tower, is provided by two main entrances, one on the Boardwalk and one on Pacific Avenue, which runs parallel to the Boardwalk. The Atlantic City Showboat has been designed to promote ease of customer access to the casino and all other public areas of the casino hotel.

     The Atlantic City Showboat contains two public levels. Two pairs of large escalators directly accessible from the two ground level entrances and six elevators provide easy access to the second level. Public areas located on the ground level, in addition to the approximately 80,000 square foot casino, include a 346-seat show lounge, six restaurants, two cocktail lounges, a pizza snack bar, an ice cream parlor, and three shops. Public areas located on the second level include a 573-seat buffet, a 383-seat coffee shop, a snack bar, one cocktail lounge, a private Players Club, a beauty salon, a health spa, approximately 2,000 square feet of space for video games, approximately 27,000 square feet of meeting rooms, convention, board room and exhibition space and the 60-lane bowling center. The Atlantic City Showboat leases the three shops located on the ground level and the beauty salon on the second level.

     At December 31, 1993, the casino featured 2,411 slot machines, 98 table games and a horse race simulcast facility. The 20-story hotel tower features 516 guest rooms, many of which have a view of the ocean. Included in the number of guest rooms are 59 suites, 40 of which have ocean-front decks. The nine-story parking garage is located on the site at the Pacific Avenue entrance. The facility provides self-parking for approximately 2,000 cars and a 14-bus depot integrated with the casino podium. In addition, on-site underground parking accommodates valet parking for approximately 500 cars. This design permits Atlantic City Showboat's customers to enter the casino hotel protected from the weather. Two stories of the four story podium are occupied by kitchens, storage for food and other perishables, surveillance and security equipment and personnel, an employee cafeteria, computer equipment and executive and administrative offices.

     Adjacent to the Atlantic Showboat is the Taj Mahal Casino Hotel ("Taj Mahal"). The Taj Mahal is the largest casino in Atlantic City and is connected to both the Atlantic City Showboat and Merv Griffin's Resorts International Casino Hotel by pedestrian passageways. These three properties form an "uptown casino complex" in which patrons can pass from property to property, either on the ocean-front Boardwalk or through the pedestrian connectors.

Atlantic City Competition

     The Atlantic City Showboat competes with eleven other casino hotels in Atlantic City containing, in the aggregate, approximately 718,000 square feet of casino space and 8,900 rooms and with Foxwood's High Stakes Bingo and Casino on the Mashantucket Pequot Indian Reservation in Connecticut. There are several sites on the Boardwalk and in the Marina Area of Atlantic City on which casino hotel facilities could be built in the future. However, no new casino hotel facilities are currently being constructed.

     The Atlantic City Showboat targets drive-in slot customers by emphasizing its frequent player's slot club. Competition among the casinos in Atlantic City is intense and the Company expects that it will remain so in the future. Casino hotels in Atlantic City generally compete on the basis of promotional allowances, entertainment, advertising, service provided to patrons, caliber of personnel, attractiveness of the hotel and casino areas and related amenities.

     Casino hotels in Atlantic City also face competition, to some extent, from casinos located in Nevada and in other states inside the United States, Puerto Rico, the Bahamas and other locations outside the United States, and from other forms of wagering such as pari-mutuel racing, jai alai, card parlors, riverboat gaming, lottery games and other legalized gaming activities. Legislation permitting casino gaming has been approved in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri and South Dakota, and on various Native American reservations. With the exception of Indiana, casinos are in operation in each of those states. In addition, Class III gaming is permitted on Native American reservations in the following states: Arizona, Colorado, Connecticut, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nevada, New York, North Dakota, Oregon, South Dakota, Washington and Wisconsin. The legalization and commencement of casino and other gaming ventures in states close to New Jersey, particularly, Delaware, Maryland, New York or Pennsylvania, could have an adverse effect on the Company's Atlantic City operations.

Atlantic City Employees and Labor Relations

     At March 1, 1994, the Atlantic City Showboat employed approximately 3,160 persons on a full-time basis and approximately 355 persons on a part-time basis. Approximately 1,001 or 32% of the Atlantic City Showboat's full-time employees are covered by collective bargaining agreements. The Atlantic City Showboat considers its employee relations to be satisfactory. The collective bargaining agreement covering the majority of these union employees expires September 14, 1994. The number of employees at the Atlantic City Showboat is expected to fluctuate, with the highest number during the summer months and the lowest number during the winter months. All casino hotel staff must be licensed by or registered with the applicable New Jersey regulatory authority before commencing work at the Atlantic City Showboat.

Louisiana Operations

     In July 1993, a subsidiary of the Company, Showboat Louisiana, Inc., and Star Casino, Inc., a Louisiana corporation, formed Showboat Star Partnership, a Louisiana general partnership, to own and operate a riverboat casino, the "Star Casino." As of December 31, 1993, Showboat Louisiana, Inc., owned a 30% equity interest in Showboat Star Partnership. Effective March 1, 1994, Showboat Louisiana, Inc. purchased an additional 20% equity interest in the Showboat Star Partnership from another partner.

     Showboat Star Partnership entered into a management agreement with LPSI to manage and operate the gaming areas at the Star Casino on behalf of the Showboat Star Partnership. LPSI receives, as a management fee, 5% of Star Casino's gaming revenue, net of gaming taxes of 18.5% and boarding fees totalling up to $5.00 per passenger boarding the vessel.

     Showboat Star Partnership also entered into a marine management agreement with Louisiana Riverboat Services, Inc. to perform non-gaming related services for the Star Casino, including those services related to the crew, operations and maintenance of the riverboat. Louisiana Riverboat Services, Inc. receives a monthly management fee equal to its costs plus a surcharge of 15% of such costs.

     The Star Casino commenced gaming operations on November 8, 1993. The Star Casino is located on the south shore of Lake Pontchartrain in New Orleans, Louisiana, approximately seven miles from New Orleans' "French Quarter." The vessel, which measures 265 feet long and 78 feet wide, was built to resemble a traditional paddle-wheel riverboat. As of December 31, 1993, the riverboat contained an aggregate of 21,900 square feet of gaming space on three levels, with 762 slot machines and 41 table games. A cocktail lounge is located on each of the three public levels of the riverboat casino.

     On-shore facilities include a 34,000 square foot terminal building, which contains a restaurant, a cocktail lounge and administrative offices. The on-shore facility provides parking for 1,150 cars. The terminal facilities are designed so that Star Casino passengers must pass through the terminal area in order to board the riverboat and embark on an approximately three-hour excursion cruise on Lake Pontchartrain six times per day. During inclement weather conditions, the riverboat casino operates mock cruises while docked at the terminal facility. Patrons may not enter the riverboat casino during a mock cruise, but may depart from the riverboat at any time. The Star Casino currently operates between the hours of 10:00 a.m. and 4:00 a.m. every day of the week.

Louisiana Competition

     The Star Casino currently experiences direct competition in its primary market area. As of December 31, 1993, the closest legalized gaming casinos were located approximately 50 miles away to the east on the Mississippi "Gold Coast" where eight casinos currently operate. Mississippi permits dockside gaming and most casinos in Mississippi, unlike the Star Casino, do not charge an admissions tax. To compete with the Mississippi casinos, the Star Casino pays for the admissions tax as a complimentary item to its patrons. The Company expects that it will experience additional competition as the emerging casino industry matures.

     As of December 31, 1993, the state of Louisiana had authorized the licensing of 15 riverboat casinos, 6 of which will operate in or near New Orleans. The Star Casino and one other riverboat located on Lake Charles in southwestern Louisiana were the only riverboat casinos operating in Louisiana as of December 31, 1993. A third riverboat opened in New Orleans on February 10, 1994. Additionally, a single land-based casino operation has been awarded to a joint venture consisting of a group of local New Orleans businessmen and the Promus Company to operate, initially at a temporary location and then at a permanent location, the largest land-based casino in the United States. The temporary land-based casino is anticipated to commence operations in late 1994.

     The Company expects that many riverboat casinos will be licensed eventually throughout the South and Midwest on the Mississippi River and its tributaries and on other bodies of water in this region and elsewhere throughout the United States. Some of them will be owned by companies that have more gaming industry experience, that are larger and that will have significantly greater financial and other resources than the Company. Proposals have been made in Illinois and Louisiana to increase the numbers of licenses previously authorized for issuance, which could further intensify the competition facing the Company. Given these factors, it is possible that substantial competition will arise which could adversely affect the Company's existing and proposed operations.

     In any jurisdiction where the Company may commence operations, it will face competition for desirable sites and qualified personnel. The Company also competes with other forms of gaming, including land-based casinos, bingo and pulltab games, card clubs, parimutuel betting on horse racing and dog racing, state-sponsored lotteries, video lottery, video bingo and video poker terminals, as well as other forms of entertainment. Louisiana has authorized video lottery terminals at various types of facilities in the state, including bars, truckstops and racetracks.

Louisiana Employees and Labor Relations

     As of March 1, 1994, the Showboat Star Partnership employed approximately 978 persons on a full-time basis and approximately 5 on a part-time basis.
LPSI, which manages and operates the gaming areas at the Star Casino, employed 6 persons on a full-time basis as of March 1, 1994. In addition, Louisiana Riverboat Services, Inc., which operates the riverboat, employed approximately 61 persons on a full-time basis and 3 persons on a part-time basis. All Showboat Star Partnership and LPSI employees associated with gaming must be approved by the Riverboat Gaming Enforcement Division of the Louisiana State Police prior to commencing work in gaming-related areas.

Financial Information about the Company

     The primary source of revenue and income to the Company is its casinos, although the hotels, restaurants, bars, buffets, shops, bowling, sports and other special events and services are important adjuncts to the casinos. At December 31, 1993, the Company's casinos featured the following slot machines and table games:


                             Las      Atlantic
                            Vegas       City       Star
                          Showboat    Showboat    Casino
                         ----------  ----------  --------
Slot Machines.........       1,900       2,411       762
"21" Tables...........          20          56        32
Poker Tables..........           6           6        --
"Craps" Tables........           2          14         6
Roulette Tables.......           2          11         3
Caribbean Stud Poker..           2          --        --
Pai Gow Poker Tables..           1           2        --
Baccarat Tables.......          --           2        --
Mini-Baccarat Tables..          --           2        --
Red Dog Table.........          --           2        --
Big Six Wheel.........          --           2        --
Sic Bo................          --           1        --


     Additionally, the Las Vegas Showboat contains a race and sports book, a 1,300-seat bingo parlor and a keno area. The Atlantic City Showboat also contains a horse racing simulcast room.

     At the Las Vegas Showboat, slot machines accounted for 84.2% of casino revenues for the year ended December 31, 1993, 84.5% of casino revenues for the year ended December 31, 1992, and 85.3% of casino revenues for the year ended December 31, 1991. At the Atlantic City Showboat, slot machines accounted for 73.2% of casino revenues for the year ended December 31, 1993, 71.5% of casino revenues for the year ended December 31, 1992, and 68.2% of casino revenues for the year ended December 31, 1991. At the Star Casino, slot machines accounted for 68.6% of casino revenues for the period from the commencement of operations to December 31, 1993. The Las Vegas Showboat operations and the Atlantic City Showboat operations are conducted 24 hours a day, every day of the year. Star Casino conducts activities the maximum number of hours allowable, currently 18 hours a day.

     The following table sets forth the contribution to total net revenues on a dollar and percentage basis of the Company's major activities at the Las Vegas Showboat and the Atlantic City Showboat for the years ended December 31, 1993, 1992 and 1991. For other financial information, see the Company's financial statements contained in Item 8. Financial Statements and Supplementary Data.

                    Year Ended         Year Ended         Year Ended
                   December 31,       December 31,       December 31,
                       1993               1992               1991
                 -----------------  -----------------  -----------------
                              (dollar amounts in thousands)
                  Amount   Percent   Amount   Percent   Amount   Percent
                 --------  -------  --------  -------  --------  -------
Revenues:
Casino (1)       $329,522     87.7  $313,247     88.2  $288,442     87.0
Food and
beverage           48,669     12.9    44,511     12.5    46,802     14.1
Rooms              19,355      5.2    17,280      4.9    15,612      4.7
Sports and
special
events              4,251      1.1     4,443      1.2     4,506      1.4
Other(2)            5,982      1.6     4,932      1.4     4,791      1.4
                 --------    -----  --------    -----  --------    -----
Total gross
revenues (3)      407,779    108.5   384,413    108.2   360,153    108.6
Less compli-
mentaries (1)      32,052      8.5    29,177      8.2    28,593      8.6
                 --------    -----  --------    -----  --------    -----
Total net
revenues (3)     $375,727    100.0  $355,236    100.0  $331,560    100.0
                 --------    -----  --------    -----  ========    =====

- ---------------

(1) Casino revenues are the net difference between the sums received as winnings and the sums paid as losses. Complimentaries consist primarily of rooms, food and beverages furnished gratuitously to customers. The sales value of such services is included in the respective revenue classifications and is then deducted as complimentaries. Complimentary rates are periodically reviewed and adjusted by management. See Note 1 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(2) Includes management fee revenues in the amount of $.4 million paid to LPSI from Showboat Star Partnership.

(3)  Does not include interest income.


     The Atlantic City Showboat offers complimentary meals, drinks and room accommodations to a larger number of customers on an individual basis than does the Las Vegas Showboat. Such promotional allowances (complimentary services) at the Atlantic City Showboat were 9.3% of total net revenues for the year ended December 31, 1993, 8.8% of total net revenues for the year ended December 31, 1992, and 9.4% of total net revenues for the year ended December 31, 1991. In contrast, such promotional allowances (complimentary services) at the Las Vegas Showboat were 5.9% of total net revenues for the year ended December 31, 1993, 6.0% of total net revenues for the year ended December 31, 1992, and 5.8% of total net revenues for the year ended December 31, 1991.

Gaming Credit Policy

     A minimal dollar amount of credit is extended to a limited number of gaming customers at the Las Vegas Showboat and the Star Casino. The Atlantic City Showboat, however, offers substantially more credit to a greater number of customers. The Atlantic City Showboat's gaming credit, as a percentage of total gaming revenues, is at a level which is consistent with that of the average credit levels for all other casino hotels in Atlantic City. Overall, the Company's gaming receivables were approximately $6.8 million at December 31, 1993, before deducting allowance for doubtful accounts of approximately $2.8 million. In comparison, the Company's gaming receivables were approximately $7.0 million at December 31, 1992, before deducting allowance for doubtful accounts of approximately $3.0 million. At the Atlantic City Showboat, gaming receivables were approximately $6.7 million at December 31, 1993, before deducting allowance for doubtful accounts of approximately $2.8 million. In comparison, gaming receivables at the Atlantic City Showboat were approximately $6.8 million at December 31, 1992, before deducting allowance for doubtful accounts of approximately $2.9 million.

     The non-collectibility of gaming receivables can have a material adverse effect on results of operations, depending upon the amount of credit extended and the size of uncollected amounts. Nevada, Louisiana and New Jersey casino gaming debts are required to be evidenced by properly accomplished credit instruments to be legally enforceable in Nevada, Louisiana and New Jersey, respectively. Nevada, Louisiana and New Jersey judgments enforcing such instruments are enforceable in most other states of the United States and certain foreign countries. Annual gaming bad debt expense at the Las Vegas Showboat has been less than .2% of casino revenues for the years ended December 31, 1992 and 1993. Annual gaming bad debt expense at the Atlantic City Showboat was approximately .4% of casino revenues for the year ended December 31, 1993, as compared to approximately .5% for the year ended December 31, 1992.

Control Procedures

     In connection with its gaming activities, the Company follows a policy of stringent internal controls, cross-checks and recording of all receipts and disbursements in accordance with industry practice. The audit and cash controls developed and utilized by the Company include locked cash boxes, independent counters, checkers and observers to perform the daily cash and coin counts, floor observation of the gaming areas, closed-circuit television observation of certain areas, daily computer tabulation of receipts and disbursements for each slot machine, table and other games, and the rapid identification, analysis and resolution of discrepancies or deviations from normal performance. All dealers and other personnel are internally trained by the Company. The Company presently intends to promote qualified employees to supervisory and management levels. However, staffing requirements for the Company's casino hotels and for the Company's Gaming Development Division have required that certain supervisory and management personnel be hired from other casino hotels. Gaming operations are subject to risk of loss as a result of employee or customer dishonesty due to the large amount of cash and gaming chips handled. However, the Company has not experienced significant losses related to employee dishonesty.

Seasonal Factors

     The Company does not believe that gaming and hotel revenues are significantly seasonal in Las Vegas, Nevada or New Orleans, Louisiana. In contrast, the Company believes that gaming and hotel revenues are seasonal in Atlantic City due to the harsher weather in Atlantic City during winter months.

Regulation and Licensing

Nevada Gaming

     The ownership and operation of casino gaming facilities in Nevada are subject to extensive state and local regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and the City Council of the City of Las Vegas ("City Board"). The Nevada Commission, the Nevada Board, and the City Board are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities seek to (i) prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities, (iv) prevent cheating and fraudulent practices, and (v) provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     Showboat Operating Company, which operates the Las Vegas Showboat, is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferrable. The Company is registered as a publicly traded company by the Nevada Commission and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a shareholder of, or receive any percentage of profits from, Showboat Operating Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Showboat Operating Company have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Showboat Operating Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Showboat Operating Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of Showboat Operating Company may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or Showboat Operating Company, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or Showboat Operating Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and Showboat Operating Company are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Showboat Operating Company must be reported to or approved by the Nevada Commission.

     If it were determined that gaming laws were violated by Showboat Operating Company the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Showboat Operating Company, the Company, and the persons involved could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Nevada Commission. In addition, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the state of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

     Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     Nevada law requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. Nevada law requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.
If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission, or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Common Stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a shareholder or to have any other relationship with the Company or Showboat Operating Company, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) gives remuneration in any form to that person, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

     The Nevada Commission may also require the holder of any debt security of a corporation registered under the Nevada Gaming Control Act to file applications, be investigated and be found suitable to own the debt security of a registered corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the regulations of the Nevada Commission, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever,
(ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form, or
(iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power at any time to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act and the regulation of the Nevada Commission. However, to date, the Nevada Commission has not imposed such a requirement.

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, will not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. On November 18, 1993, the Nevada Commission granted the Company approval to make public offerings for a period of one year, subject to certain conditions ("Shelf Approval").
However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board.

     Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a registered corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such registered corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Nevada, and corporations whose stock is publicly traded that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon

Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof (commonly referred to as "greenmail") and before a corporate acquisition opposed by management can be consummated. Nevada's gaming regulations also require prior approval by the Nevada Commission if the Company were to adopt a plan of recapitalization proposed by the Company's Board of Directors in opposition to a tender offer made directly to its shareholders for the purpose of acquiring control of the Company.

     The sale of alcoholic beverages by the casino is subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse affect upon the operations of the casino.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the state of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding or suitability in Nevada on the ground of personal unsuitability.

New Jersey Gaming

       Casino gaming activities in Atlantic City are subject to the New Jersey Casino Control Act ("New Jersey Act") and the regulations of the New Jersey Commission. No casino may operate unless the required licenses and approvals are obtained from the New Jersey Commission. The New Jersey Commission is authorized under the New Jersey Act to adopt regulations covering a broad spectrum of gaming, gaming-related activities and non-gaming-related activities and to prescribe the methods and forms of applications for licenses. The New Jersey Commission: (i) approves license applications; (ii) regulates the design of casino facilities and determines the allowable amount of casino space based upon the number of hotel rooms; (iii) monitors operating methods and financial accounting practices of licensees; and (iv) determines and imposes sanctions for violations of the New Jersey Act and the New Jersey Commission regulations. The New Jersey Act also establishes a Division of Gaming Enforcement ("Division") which is a branch of the New Jersey Attorney General's office. The Division investigates all applications for the granting and renewal of licenses, enforces the provisions of the New Jersey Act and prosecutes before the New Jersey Commission proceedings for violations of the New Jersey Act. The Division conducts audits and continuing reviews of all casino operations.

     The New Jersey Commission has extremely broad discretion with regard to the issuance, renewal and revocation or suspension of licenses. A casino license is not transferable and must be renewed by the licensee at certain intervals. The first two license renewal periods are one year. Thereafter, the casino licenses may be renewed for up to two years, subject to the New Jersey Commission's authority to reconsider license eligibility during any term. A casino license may be revoked or suspended at any time by the New Jersey Commission upon a finding of disqualification or noncompliance. The holder of a casino license must also obtain an operation certificate which may be revoked or suspended at any time by the New Jersey Commission upon a finding of noncompliance.

     In order to obtain or renew a casino license, an applicant must demonstrate to the New Jersey Commission: (i) its financial stability, integrity and responsibility; (ii) its business ability and casino experience; (iii) its good character, honesty and integrity; and (iv) the qualification of all its financial sources, security holders and holding and intermediate companies. Moreover, each officer, director, principal employee, lender or person directly or indirectly holding any beneficial interest or ownership of the securities of the corporate licensee, and any person deemed by the New Jersey Commission as having the ability to control the corporate licensee or elect a majority of the board of directors of the corporate licensee or other person deemed appropriate by the New Jersey Commission must be found qualified. ACSI's casino license was granted on March 27, 1987, effective April 2, 1987. ACSI's casino license was renewed on March 3, 1993 for the period commencing April 2, 1993 and ending January 31, 1995 (this modified license term was imposed for the administrative convenience of the New Jersey Commission in order to distribute more evenly the casino license renewals throughout the year). In connection therewith, SBO and OSI were required to satisfy the licensure standards set forth above.

     The New Jersey Commission imposes certain restrictions upon the ownership of securities issued by a corporation which holds a casino license or is a holding company of a corporate casino licensee. Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporation which holds a casino license is subject to approval by the New Jersey Commission. If the New Jersey Commission finds an individual owner or holder of any security of a corporate casino licensee or any of its holding companies or a "financial source," or any of its security holders to be disqualified, the New Jersey Commission may take any necessary remedial action, including requiring divestiture by the disqualified security holder. If disqualified security holders of either the corporate licensee or the holding company fail to divest themselves of such security interests, the New Jersey Commission may revoke or suspend ACSI's casino license. Disqualified security holders are prohibited from: (i) receiving any dividends or interest on their securities; (ii) exercising, directly or through any trustee or nominee, any rights conferred by such securities; and (iii) receiving any remuneration in any form from the corporate licensee for services rendered or otherwise. The corporate licensee and its non-publicly traded holding companies are required to include in their charter or articles of incorporation a provision establishing the right of prior approval by the New Jersey Commission with regard to transfers of securities, shares and other interests in the corporation. The corporate licensees' publicly traded holding companies are required to provide in their charter or articles of incorporation a provision that any securities of the corporation are held subject to the condition that if a holder thereof is disqualified, such holder shall dispose of his interest. SBO and OSI are holding companies of a New Jersey casino licensee. SBO, OSI and ACSI have charters or articles of incorporation that comply with these regulatory requirements.

     The New Jersey Commission regulations include detailed provisions concerning, among others: (i) the rules of games, including minimum and maximum wagers, and methods of supervision of games and of selling and redeeming gaming chips; (ii) the granting and duration of credit, the operation of junkets, and the extension of and accounting for complimentary services; (iii) the manufacture, distribution and sale of gaming equipment; (iv) the security standards, management control procedures, accounting and cash control methods and the reporting of such matters to gaming authorities; (v) casino advertising;
(vi) the deposit of checks from patrons of casinos; (vii) the reporting of currency transactions with patrons in amounts exceeding $10,000 to the Division; and (viii) the standards for entertainment and distribution of alcoholic beverages in casino hotels.

     All contracts and leases entered into by a casino licensee are subject to the review of the New Jersey Commission and, if reviewed and found unacceptable, may be voided. All enterprises providing gaming-related equipment or services to a casino licensee must be licensed or good cause must be shown for a waiver of such licensing requirements. All other enterprises dealing with a casino licensee must register with the New Jersey Commission, which may require that they be licensed if they regularly engage in business with casino licensees.

     The New Jersey Commission could appoint a conservator upon the revocation of or failure to renew a casino license. A conservator would be vested with title to the casino hotel of the former or suspended licensee, subject to valid liens and encumbrances. The conservator would act subject to the general supervision of the New Jersey Commission and would be charged with the duty of conserving, preserving and continuing the operation of the casino hotel. During the period of any such conservatorship, the conservator may not make any distributions of net earnings without the prior approval of the New Jersey Commission. The New Jersey Commission may direct that all or a portion of such net earnings be paid to the Casino Revenue Fund, provided, however, that a suspended or former licensee is entitled to a fair rate of return out of net earnings, if any. Except during the pendency of a suspension or during any appeal from any action precipitating the appointment of a conservator, and after appropriate consultations with the former licensee, a conservator, subject to the prior approval of the New Jersey Commission, would be authorized to sell, assign, convey or otherwise dispose of the casino hotel of a former licensee subject to all valid liens, claims and encumbrances, and to remit the net proceeds to the former licensee.

     After completion of its first full year of operation, and continuing for twenty-five years thereafter, a casino licensee is subject to a New Jersey investment obligation. To satisfy this obligation, the Company may either: (i) pay an investment alternative tax equal to 2 1/2% of its annual gross revenues from gaming operations; or (ii) purchase bonds issued by, or invest in other development projects approved by, the Casino Reinvestment Development Authority, a state agency, in an amount equal to 1 1/4% of its annual gross revenues from gaming operations.

     All corporations doing business in New Jersey are subject to a corporate franchise tax, based on allocated net income, at a 9% annual rate. Interest on indebtedness is deductible under New Jersey law. There is also an 8% tax on the gross win revenues of New Jersey casinos, in addition to an annual $500 fee for each slot machine.

     Atlantic City imposes a real property tax and a luxury tax applicable to certain sales, including, but not limited to, the sale of alcoholic beverages, tickets to entertainment events and rental of hotel rooms. In 1992, the New Jersey legislature adopted laws imposing a fee of $2.00 per occupied casino hotel room per day ($1.00 for non-casino hotel rooms). These fees are dedicated exclusively to a fund to market Atlantic City as a tourist destination and resort. In addition, the state of New Jersey, effective July 1, 1993, imposed a $1.50/day fee for each patron's car that is parked at an Atlantic City casino. ACSI has elected to absorb the parking fee as a marketing expense, and not to collect the fee from patrons as do all other Atlantic City casinos. Through December 31, 1993, the total parking fees paid by ACSI were approximately $.8 million.

     From time to time new laws and regulations, as well as amendments to existing laws and regulations, relating to gaming activities in New Jersey are proposed or adopted.

     In addition, the New Jersey casino regulatory authorities from time to time may change their laws, regulations or procedures, including their procedures for renewing licenses. The Company cannot predict what effect, if any, new or amended laws, regulations or procedures would have on the Company. Changes in such laws, regulations or procedures could have an adverse effect on the Company.

     The Company is subject to various other federal, state and local laws and regulations and, on a periodic basis, has to obtain various licenses and permits, including those required to sell alcoholic beverages. In particular, the United States Department of the Treasury has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal or exchange of currency or other payment or transfer by, through or to a casino which involves a transaction in currency of more than a predetermined amount ($10,000 for 1993) per gaming day. Such reports are required to be made on forms prescribed by the Secre-tary of the Treasury and must be filed with the Commissioner of the

Internal Revenue Service. In addition, a casino is required to maintain detailed records (including the names, addresses, social security numbers or other information with respect to its customers) dealing with, among other items, a customer's deposit and withdrawal of funds and the maintenance of a line of credit.

     The parent company of OSI is SBO and through a wholly-owned Nevada subsidiary, SBO conducts casino gaming operations in Las Vegas, Nevada. SBO is not required to obtain the prior approval of the Nevada Gaming Authorities to conduct casino gaming operations outside Nevada. However, SBO must submit quarterly reports to the Nevada Board regarding (i) any changes in ownership or control of any interest in ACSI or OSI; (ii) any changes in officers, directors or key employees of ASCI or OSI; (iii) all complaints, disputes, orders to show cause and disciplinary actions, related to gaming, instituted or presided over by an entity of the United States, a state or any other governmental jurisdiction concerning ASCI or OSI; (iv) any arrest of an employee of ASCI or OSI involving cheating or theft related to gaming in New Jersey; and (v) any arrest or conviction of an officer, director, key employee or equity owner of ASCI or OSI for certain offenses. SBO, through its New Jersey subsidiaries, must provide to the Nevada Board all documents filed with the state of New Jersey relating to the Atlantic City Showboat, the systems of accounting and internal control utilized in connection with the Atlantic City Showboat, and annual operational and regulatory reports describing compliance with regulations, procedures for audit, and procedures for surveillance relating to the Atlantic City Showboat. SBO must also comply with any additional reporting requirements which may be imposed by the Nevada Board. New laws and regulations as well as amendments to existing laws and regulations pertaining to gaming activities in Nevada from time to time are proposed or adopted. Changes in such laws, regulations and procedures could have an adverse effect on the Company.

Louisiana Gaming

     The operation and management of riverboat casino facilities in Louisiana are subject to extensive state regulation. The Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act") became effective on July 18, 1991 and authorized the formation of the Louisiana Riverboat Gaming Commission (the "Louisiana Gaming Commission") and the Riverboat Gaming Enforcement Division of the Louisiana State Police (the "Louisiana Enforcement Division"). Both the Louisiana Gaming Commission and the Louisiana Enforcement Division have promulgated extensive regulations which control riverboat gaming in Louisiana. The Louisiana Act states, among other things, that certain of the policies of the state of Louisiana are to develop a historic riverboat industry that will assist in the growth of the tourism market, to license and supervise the riverboat industry from the period of construction through actual operations, to regulate the operators, manufacturers, suppliers, and distributors of gaming devices and to license all entities involved in the riverboat gaming industry. The Louisiana Act makes it clear, however, that no holder of a license or permit possesses any vested interest in such license or permit and that the license or permit may be revoked at any time. Changes in the Louisiana laws or regulations or in the interpretation of the laws or regulations could materially affect the types of riverboat gaming activities in Louisiana and could have an adverse effect on the Showboat Star Partnership.

     The Louisiana Act approved the conduct of riverboat gaming activities, in accordance with the Louisiana Act, on twelve separate waterways in Louisiana. The Louisiana Act allows the Louisiana Enforcement Division to issue up to 15 licenses to operate riverboat gaming projects within the state with no more than six in any one parish (county). The Louisiana Act requires that the riverboats be of new construction. No gaming is allowed while a riverboat is docked unless the vessel is docked for less than 90 minutes between excursions, or unless the riverboat is docked for reason of adverse water or weather conditions. All cruises are required to be at least three hours in duration.

     Each applicant which desires to operate a riverboat casino in Louisiana is required to file an application for a Certificate of Preliminary Approval ("Preliminary Certificate") with the Louisiana Gaming Commission. The applicant is required to submit various information to the Louisiana Gaming Commission including ownership information, details concerning financing, proposed location, preliminary riverboat construction plans, statements of local support or opposition and proposed excursion routes. The issuance of the Preliminary Certificate is purely subjective and must be approved by a majority vote of the Louisiana Gaming Commission. After the Preliminary Certificate is issued, construction of the riverboat, as approved by the Louisiana Gaming Commission, may commence.

     In addition to the Preliminary Certificate, an applicant is required to apply with the Louisiana Enforcement Division for the necessary gaming licenses. Specifically, the operator, certain of its shareholders and directors and officers are required to submit to thorough background investigations by the Louisiana Enforcement Division. No person may own more than 5% of a gaming operator company or receive any of its profits without being licensed by the Louisiana Enforcement Division. Additionally, the Louisiana Enforcement Division may require any person or entity which it believes has control or influence over an applicant or license holder to submit to an investigation by the Louisiana Enforcement Division. The Louisiana Enforcement Division can deny any application for a gaming license on any findings of nonsuitability and any applicant who is denied a gaming license is not allowed to own or operate any gaming equipment in the state of Louisiana.

     After an applicant and its operator (and all others required by the Louisiana Enforcement Division) have been approved for the issuance of their license by the Louisiana Enforcement Division, the project must receive a Certificate of Final Approval ("Final Certificate") from the Louisiana Gaming Commission. A Final Certificate will not be issued without all necessary and proper certificates from all regulatory agencies, including the U.S. Coast Guard, the Army Corps, local port authorities and local levee authorities.

     All certificates and licenses may be issued with certain conditions attached to them. The conditions become requirements of the certificates and licenses and failure to adhere to these conditions will result in revocation of the certificates or licenses. Licenses are issued for an initial period of five years and permits for an initial period of one year. Renewal terms are for one year for both licenses and certificates. Application fees for licenses are $50,000 and for certificates are $25,000.

      On October 24, 1993, a final certificate was issued to the Showboat Star Partnership.

     The Company and certain of its directors and officers and certain key personnel must be found suitable by the Louisiana Enforcement Division, and applications for these persons were submitted to the Louisiana Enforcement Division. Employees associated with gaming must also be approved by the Louisiana Enforcement Division prior to working in gaming related areas. These approvals may be immediately revoked for a number of causes as determined by the Louisiana Enforcement Division. The Louisiana Enforcement Division may deny any application for a certificate, permit or license for any cause found to be reasonable by the Louisiana Enforcement Division. The Louisiana Enforcement Division has the authority to require the Company to sever its relationships with any persons for any cause deemed reasonable by the Louisiana Enforcement Division or for failure of that person to file necessary applications with the Louisiana Enforcement Division.

     Both the Louisiana Enforcement Division and the Louisiana Gaming Commission regulatory schemes are intended to maintain regulatory supervision over control of licensees. Any changes in ownership or control of a licensee through merger, consolidation, acquisition, management or consulting agreements or any form of takeover are conditioned upon approval by the Louisiana Gaming Commission and the Louisiana Enforcement Division. Additionally, all securities issued by a licensed corporation are required to bear, on both sides, a statement of the restrictions imposed by the Louisiana Act.

     At any time after the licenses have been issued, the Louisiana Enforcement Division may investigate and require the finding of suitability of any beneficial shareholder of the Company. The Louisiana Enforcement Division requires all holders of more than 5% of the license holder to submit to suitability requirements. Additionally, if a shareholder who must be found suitable is a corporate or partnership entity, then the shareholders or partners of that entity must also submit to investigation. The sale or transfer of more than a 5% interest in any riverboat project is subject to Louisiana Enforcement Division approval.

     Annual fees are charged to each riverboat project as follows: (1) $50,000 per year for the first year and $100,000 for each year thereafter; and (2) 18.5% of the net gaming proceeds. Additionally, the Star Casino must pay the City of New Orleans a boarding fee of $2.50 per patron and an additional fee of $2.50 per patron to the Orleans Levee District.

     Any violation of the Louisiana Act or the rules promulgated by the Louisiana Gaming Commission or the Louisiana Enforcement Division could result in substantial fines, penalties and criminal actions. Any material and knowing violation of the Louisiana Act (including the making of a material false statement in any application) may be a criminal offense. Violation of the regulations of either the Louisiana Enforcement Division or the Louisiana Gaming Commission may result in civil penalties and disciplinary action including suspension of a license or certificate. Additionally, certificates issued by the Louisiana Gaming Commission or licenses issued by the Louisiana Enforcement Division are revocable privileges and may be revoked at any time.

Indiana Gaming

     In 1993, the state of Indiana passed a Riverboat Gambling Act which created the Indiana Gaming Commission. The Indiana Gaming Commission is given extensive powers and duties for the purposes of administering, regulating and enforcing the system of riverboat gaming. It is authorized to award no more than 11 gaming licenses (five to counties contiguous to Lake Michigan, five to counties contiguous to the Ohio River and one to a county contiguous to Patoka Lake).

     With the exception of Lake County, a county must pass a referendum approving (by a majority of those who voted) riverboat gaming before riverboat gaming can be legalized in that county. If a referendum fails to pass in any county, another referendum may not be held for another two years. Once a referendum has passed in a county, the statute requires any proposed riverboat to operate from the largest city in that county, unless such city passes a resolution authorizing a riverboat to operate elsewhere in the county. Of the counties on the Ohio River, Vanderburgh, Dearborn,

Ohio and Switzerland Counties have passed a gaming referendum, while Warrick, Floyd and Clark Counties have each rejected a referendum. Of the counties on Lake Michigan, LaPorte County approved a gaming referendum, while Porter County rejected a referendum. For Lake County, the statute provides that East Chicago and Hammond may authorize riverboat gaming within such cities, by passage of a municipal referendum. Voters in both cities have passed such referendums. Gary, Lake County's largest city, is exempted by the statute from the gaming referendum requirement altogether. Pursuant to Indiana Gaming Commission resolution, the cost of any referendum is to be borne by all license applicants for the voting county or municipality.

     The Indiana Gaming Commission has jurisdiction and supervision over all riverboat gaming operations in Indiana and all persons on riverboats where gaming operations are conducted. These powers and duties include authority to
(1) investigate all applicants for riverboat gaming licenses, (2) select among competing applicants those that promote the most economic development in a home dock area and that best serve the interest of the citizens of Indiana, (3) establish fees for licenses, and (4) prescribe all forms used by applicants.
The Indiana Gaming Commission shall adopt rules pursuant to statute for administering the gaming statute and the conditions under which riverboat gaming in Indiana may be conducted. To date, the Indiana Gaming Commission has not promulgated any formal rules but has passed several resolutions which have set forth the application procedure. The Indiana Gaming Commission may suspend or revoke the license of a licensee or impose civil penalties, in some cases without notice or hearing. The Indiana Gaming Commission will (1) authorize the route of the riverboat and stops that the riverboat may make, (2) establish minimum amounts of insurance and (3) after consulting with the United States Army Corps of Engineers, determine which waterways are navigable waterways for purposes of the Indiana Riverboat Gambling Act and determine which navigable waterways are suitable for the operation of riverboats. Additionally, the Indiana Gaming Commission may adopt emergency orders concerning navigability of waters for extreme weather conditions or other extreme circumstances.

     The Indiana Riverboat Gambling Act requires an extensive disclosure of records and other information concerning an applicant, including disclosure of all directors, officers and persons holding one percent (1%) or more direct or indirect beneficial interest.

     In determining whether to grant an owner's license to an applicant, the Indiana Gaming Commission shall consider (1) the character, reputation, experience and financial integrity of the applicant and any person who (a) directly or indirectly controls the applicant, or (b) is directly or indirectly controlled by either the applicant or a person who directly or indirectly controls the applicant, (2) the facilities or proposed facilities for the conduct of riverboat gaming, (3) the highest total prospective revenue to be collected by the state from the conduct of riverboat gaming, (4) the good faith affirmative action plan to recruit, train and upgrade minorities in all employment classifications, (5) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance, (6) whether the applicant has adequate capitalization to provide and maintain the riverboat for the duration of the license and (7) the extent to which the applicant meets or exceeds other standards adopted by the Indiana Gaming Commission. The Indiana Gaming Commission may also give favorable consideration to applicants for economically depressed areas and applicants who provide for significant development of a large geographic area. The riverboat must replicate as nearly as possible a historic Indiana steamboat passenger vessel of the 19th Century. Each applicant must pay an application fee of $50,000. If the applicant is selected, the applicant must pay an initial license fee of $25,000 and post a bond. A person holding an owner's gaming license issued by the Indiana Gaming Commission may not own more than a ten percent (10%) interest in another such license. An owners license expires five years after the effective date of the license. Unless the license has been terminated, expired or revoked, the gaming license may be renewed if the Indiana Gaming Commission determines that the licensee has satisfied all statutory and regulatory requirements. A gaming license is a revocable privilege and is not a property right.

     Some municipalities have initiated their own review process. The Indiana Gaming Commission has passed a resolution stating that all evaluations by local governments will be important factors in the Indiana Gaming Commission's economic development evaluation process.

     Minimum and maximum wagers on games are not established by regulation but are left to the discretion of the licensee. Wagering may not be conducted with money or other negotiable currency. Riverboat gaming excursions are limited to a duration of four hours unless expressly approved by the Indiana Gaming Commission. No gaming may be conducted while the boat is docked except (1) for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking, (2) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers and crew, or (3) by rule of the Indiana Gaming Commission. A gaming excursion is permitted on the Ohio River only when the river is navigable, as determined by the Indiana Gaming Commission in consultation with the U.S. Army Corps of Engineers.

     An admission tax of $3.00 for each person admitted to the gaming excursion is imposed upon the license owner. An additional twenty percent (20%) tax is imposed on the adjusted gross receipts received from gaming operations, which is defined as the total of all cash and property (including checks received by the licensee whether collected or not) received, less the total of all cash paid out as winnings to patrons and uncollected gaming receivables. The gaming license owner shall remit the admission and wagering taxes before the close of business on the day following the day on which the taxes were incurred.

     The Indiana Gaming Commission is authorized to license suppliers and certain occupations related to riverboat gaming. Gaming equipment and supplies customarily used in conducting riverboat gaming may be purchased or leased only from licensed suppliers.

     The Indiana Riverboat Gambling Act places special emphasis upon minority and women's business enterprise participation in the riverboat industry. Any person issued a gaming owners license must establish goals of expending at least ten percent (10%) of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and five percent (5%) of the total dollar value of the licensees contracts for goods and services with women's business enterprises. The Indiana Gaming Commission may suspend, limit or revoke the gaming owners license or impose a fine for failure to comply with statutory requirements.

U.S. Coast Guard

     Each cruising riverboat also is regulated by the U.S. Coast Guard, whose regulations affect boat design and stipulate on-board facilities, equipment and personnel (including requirements that each vessel be operated by a minimum complement of licensed personnel) in addition to restricting the number of persons who can be aboard the boat at any one time. All vessels operated by the Company must hold a Certificate of Inspection. Loss of the Certificate of Inspection of a vessel would preclude its use as an operating riverboat. The vessel must be drydocked periodically for inspection of the hull, which will result in a loss of service that can have an adverse effect on the Company. For vessels of the Company's type, the inspection cycle is every five years. Less stringent rules apply to permanently moored vessels. The Company believes that these regulations, and the requirements of operating and managing cruising gaming vessels generally, make it more difficult to conduct riverboat gaming than to operate land-based casinos.

     All shipboard employees of the Company employed on U.S. Coast Guard regulated vessels, even those who have nothing to do with the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel, may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers' compensation awards. The Company believes that it has adequate insurance to cover employee claims.

Shipping Act of 1916; Merchant Marine Act of 1936

     In order for the Company's vessels to have United States flag registry, the Company must maintain "United States citizenship" as defined in the Shipping Act of 1916, as amended, and the Merchant Marine Act of 1936, as amended. A corporation operating any vessel in the coastwise trade, such as the Company, is not considered a United States citizen unless United States citizens own 75% of its outstanding capital stock.

Native American Gaming

     Gaming on Native American lands is extensively regulated under federal law, tribal-state compacts and tribal law. The terms and conditions of management agreements for the operation of gaming facilities on Native American lands are governed by the Indian Gaming Regulatory Act of 1988 ("IGRA"), which is administered by the National Indian Gaming Commission ("NIGC"). Under IGRA, the NIGC must approve all management agreements between Native American tribes and managers of tribal gaming facilities. Any management agreement between the Company and the Tribe will be subject to review and approval by the NIGC and, under possible interpretations of governing law, by the Bureau of Indian Affairs of the U.S. Department of the Interior ("BIA").

     The NIGC oversees Class II Native American gaming (essentially bingo and bingo-like games) and, to a lesser degree, Class III gaming (e.g., slots, casino games and banking card games). The actual regulation of Class III gaming is determined pursuant to the terms of tribal-state compacts, which regulate agreements between individual tribes and states that govern gaming on tribal lands.

     Historically, the U.S. Secretary of the Interior, acting through the BIA, was charged with the review of management agreements and collateral agreements, such as promissory notes and security agreements executed in connection with a management agreement. Although IGRA became law in 1988, the BIA retained approval authority of management agreements and collateral agreements until February 22, 1993, the effective date of the regulations regarding the approval of management agreements by the NIGC.

     The NIGC regulations provide detailed requirements as to certain provisions which must be included in management agreements, including a term not to exceed five years except that, upon request of a tribe, a term of seven years may be allowed by the NIGC

Chairman if the Chairman is satisfied that the capital investment and income projections for the gaming facility require the additional time. Further, the fee received by the manager of a gaming facility may not exceed 30% of net gaming revenues except that a fee of 40% of net gaming revenues may be approved if the NIGC Chairman is satisfied that the capital investment and income projections for the gaming facility require the additional fee.

     In addition, the Company, its directors, persons with management responsibilities and certain of the Company's owners, must provide background information and be investigated by the NIGC and be found suitable to be affiliated with a gaming operation in order for any management agreement to be approved by the NIGC. The NIGC regulations provide that each of the ten persons who have the greatest direct or indirect financial interest in a management agreement must be found suitable in order for the management agreement to be approved by the NIGC. The NIGC regulations provide that any entity with a financial interest in a management agreement must be found suitable, as must the directors and ten largest shareholders of such entities in the case of a corporate entity, or the ten largest holders of interest in the case of a trust or partnership. The Chairman of the NIGC may reduce the scope of information to be provided by institutional investors. At any time, the NIGC has the power to investigate and require the finding of suitability of any person with a direct or indirect interest in the management agreement, as determined by the NIGC.
The Company must pay all fees associated with background investigations by the NIGC.

     The NIGC regulations require that background information as described above must be submitted for approval within ten days of any proposed change in financial interest in a management agreement. The NIGC regulations do not address any specialized procedures for investigations and suitability findings in the context of publicly held corporations. If, subsequent to the approval of a management agreement, the NIGC determines that any of its requirements pertaining to such management agreement have been violated, it may require the management agreement to be modified or voided, subject to rights of appeal. In addition, any amendments to the management agreement must be approved by the NIGC.

     The NIGC regulations provide that a management agreement must be disapproved if the NIGC determines that:

     1. Any person with a direct or indirect financial interest in, or having management responsibility for, a management agreement (i) has been convicted of a felony or any misdemeanor gaming offense; (ii) if the person's prior activities make him unsuitable to be connected with gaming; (iii) is an elected member of a tribe that is a party to the management agreement; or (iv) has provided false statements to the NIGC or a tribe or has refused to respond to questions from the NIGC.

     2. The manager has attempted to influence tribal decisions relating to the gaming operation or has failed to follow the management agreement and applicable tribal ordinances.

     3.   A trustee would not approve the management agreement.

     Because the NIGC has only recently been provided the regulatory authority to approve management agreements, it is not yet clear how this authority affects the BIA's statutory rights of approval of agreements between Native American tribes and non-Native Americans which state that, if agreements between non-Native American and Native American tribes do not adhere to certain statutory requirements, such agreements will be void. At present, it is unclear as to whether the BIA intends to assert jurisdiction to approve collateral agreements related to management agreements (such as promissory notes) or whether the NIGC will have approval authority over such collateral agreements. The management agreement and all collateral agreements of the Company will provide for approval both by the BIA and the NIGC.

     On October 15, 1993, the Tribe and the state of New York entered into a tribal-state compact (the "Tribal-State Compact") regarding the regulation of gaming on tribal lands in New York. The Tribal-State Compact has been approved by the Secretary of the Interior. The Tribal-State Compact as well as tribal regulations provide for the creation of the St. Regis Mohawk Gaming Commission which has regulatory jurisdiction over gaming on tribal lands, rather than the New York Gaming Commission.

     Prior to the issuance of a management license to the Company, the St. Regis Mohawk Gaming Commission must perform background checks and suitability findings on "parties in interest" to a management agreement, which includes the same persons as required by the NIGC regulations discussed above, but also specifically includes direct lenders and persons who hold at least ten percent of the stock of any corporation which is a party to the management agreement. All investigatory fees of the St. Regis Mohawk Gaming Commission are to be paid by the Company. The directors and officers of the Company will be required to submit background information for St. Regis Mohawk Gaming Commission investigatory purposes.

     Management officials and key employees of the Company affiliated with the Tribe, as well as distributors and manufacturers of gaming devices whose products are used on the reservation, must be licensed by the St. Regis Mohawk Gaming Commission. In addition, all employees associated with casino gaming must obtain work permits issued by the St. Regis Mohawk Gaming Commission. All holders of casino gaming licenses and work permits (including the Company's license) are subject to immediate revocation of such licenses and work permits under certain circumstances, including (i) the conviction of a felony or any crime of moral turpitude; (ii) unsuitability to be associated with casino gaming; (iii) the violations of or conspiracy to violate the IGRA, the Tribal-State Compact, or other tribal or federal laws applicable to casino gaming; or (iv) the violation of certain tribal conflict of interest laws.

     IGRA encourages the negotiation of tribal-state compacts covering gaming. The portions of IGRA which deal with the negotiation of such tribal-state compacts have been the subject of controversy between Indian tribes and governors in a number of states. Senator Daniel Inouye, Chairman of the Senate Committee of Indian Affairs, has initiated a series of meetings between tribal and state governments to address issues arising out of the tribal-state compact controversy and other special matters. In addition, there is ongoing litigation regarding the constitutionality of IGRA as a result of its provisions regarding the negotiation of tribal-state compacts. As a result of these meetings and the compact controversy, it is possible that IGRA may be amended by Congress.
Though the Tribe and the State of New York have negotiated a compact which has been approved by the NIGC, any changes in IGRA may have an effect on how gaming on tribal lands will be conducted.

Sydney, Australia Gaming

     The New South Wales Casino Control Authority ("Casino Authority") was created pursuant to the Casino Control Act 1992 (NSW) ("Casino Act") to maintain and administer systems for licensing, supervision and control of a casino. Only one casino license may be in force under the Casino Act at any particular time and that license is to apply to one casino only.

     In considering an application for a casino license, Section 11 of the Casino Act requires the Casino Authority to have regard to the following matters: (i) the suitability of applicants and "close associates" of applicants; (ii) the standard and nature of the proposed casino, and the facilities to be provided in, or in conjunction with, the proposed casino; (iii) the likely impact of the use of the premises concerned as a casino on tourism, employment and economic development generally in the place or region in which the premises are located; (iv) the expertise of the applicant, having regard to the obligations of the holder of a casino license under the Casino Act; and (v) such other matters as the Casino Authority considers relevant.

     The term "close associate" is broadly defined in the Casino Act. It includes a director, manager, secretary or other executive of the applicant and any person who holds any share in the capital of the casino business or is entitled to exercise any power to appoint any of the above persons to participate in managerial decisions.

     The Casino Authority is to determine an application by either granting a casino license to the applicant or declining to grant a casino license. The casino license may be granted subject to such conditions as the Casino Authority thinks fit and is granted for the location specified in the casino license.

     A casino license confers no right of property and cannot be assigned or mortgaged, charged or otherwise encumbered.

     The conditions of a casino license may be amended by being substituted, varied, revoked or added to by the Casino Authority subject to the right of the licensee to make submissions to the Casino Authority in regard to any such proposal. The Casino Authority may also cancel or suspend, or amend the terms or conditions, of a casino license where there are grounds for disciplinary action, including: (i) the casino license being improperly obtained; (ii) the casino operator, a person in charge of the casino, an agent of the casino operator or a casino employee contravening a provision of the Casino Act or a condition of the license; (iii) the casino premises no longer being suitable for the conduct of the casino operations; (iv) the licensee being considered to be no longer a suitable person to give effect to the casino license and the Casino Act; and (v) the public interest that the casino license should no longer remain in force.

     No right of compensation against the government arises for the cancellation, suspension or variation of the terms and conditions of the casino license.

     The Casino Authority must not grant an application for a casino license unless it is satisfied that the applicant and each close associate is suitable. In making the determination as to the suitability of the applicant, the Casino Authority must consider whether: (a) the applicant and each close associate are of good repute, having regard to character, honesty and integrity; (b) the applicant and each close associate is of sound and stable financial background;
(c) in the case of an applicant that is not a natural person, the applicant has or has arranged a satisfactory ownership, trust or corporate structure; (d) the applicant has or is able to obtain financial resources that are both suitable and adequate for insuring the financial viability of the proposed casino; (e) the applicant has or is able to obtain the services of persons who have sufficient experience in the management and operation of a casino; (f) the applicant has sufficient business ability to establish and maintain a successful casino; (g) the applicant or any close associate who has any business association with any person, body or association who, in the opinion of the Casino Authority, is not of good repute, having regard to character, honesty and integrity or has undesirable or unsatisfactory financial sources; and (h) each director, partner, trustee, executive officer and secretary and any other officer or person determined by the Casino Authority to be associated or connected with the ownership, administration or management of the operations or business of the applicant or a close associate of the applicant is a suitable person to act in that capacity.

     On receiving an application for a casino license, the Casino Authority may carry out all such investigations and inquiries as it deems necessary. The costs of the investigation by the Casino Authority are payable to the Casino Authority by the applicant unless the Casino Authority determines otherwise.

     The Casino Authority may give written direction to a casino operator as to the conduct, supervision or control of operations of the casino.

     The Casino Authority may investigate a casino from time to time at the discretion of the Casino Authority. Not later than three years after the grant of the casino license, and thereafter in intervals not exceeding three years, the Authority must investigate and form an opinion as to whether or not the casino operator is a suitable person to continue to give effect to the casino license and determine that it is in the public interest the casino license should continue in force.

     A casino operator must not enter into a controlled contract without first notifying the Casino Authority. A controlled contract is a contract that relates wholly or partly to the supply of goods or services to a casino, but does not include a contract that relates solely to the construction of the casino or to the alteration of premises used or to be used as a casino, or such other contracts as may be defined by the Casino Authority.

     Gaming is not to be conducted in the casino unless the facilities provided in relation to the conduct and monitoring of operations of the casino are in accordance with the plans, diagrams and specifications that are approved by the Casino Authority. The Casino Authority may approve the games to be played in the casino. A casino operator must not conduct a game in a casino unless there is an order in force approving the game and the game is conducted in accordance with the rules approved by such order.

     The casino is to be open to the public on such days and at such times as are directed by the Casino Authority in writing. The casino must be closed on days and at times that are not days or times specified by the Casino Authority.

     A casino operator must not (i) accept a wager made otherwise than by means of money or chips, (ii) lend money, chips or any other valuable thing; provide money or chips as part of a transaction involving a credit card or debit card,
(iii) extend any other form of credit, or (iv) wholly or partly discharge any debt. The casino operator may issue chips in exchange for checks.


ITEM 2.   PROPERTIES.
          ----------

Las Vegas

     The Las Vegas Showboat is located on the eastern edge of the City of Las Vegas approximately two and one-half miles from both downtown Las Vegas and the area commonly known as the "Strip" where many of Las Vegas' major resort hotel casinos are located. The Las Vegas Showboat is primarily a two-story structure with an eighteen-story high-rise hotel and a 620-car parking garage. The hotel registration area, bowling center, restaurants, bars and entertainment lounge surround the casino area and are on the first floor of the Las Vegas Showboat. The 408-seat buffet, 1,300-seat bingo room, meeting and banquet facilities, employee dining room, and the Company's executive offices are located on the second floor. The Las Vegas Showboat's high-rise tower contains 352 of the Showboat's 482 guest rooms. The entire facility covers approximately 26 acres, which includes approximately 19.25 acres of improved parking area. The Company also owns and operates the 33-room Showboat Motel located immediately across the street from the Showboat on approximately one acre of land.

     The facilities are constantly monitored to make sure that the needs of the Company's business and customers are met.

     The Company holds fee title to all of the above-described properties. The real property, buildings and improvements comprising the Las Vegas Showboat secure the Company's First Mortgage Bonds. All of the above-mentioned land and buildings are leased to Showboat Operating Company, a wholly-owned subsidiary.

Atlantic City

     The Atlantic City Showboat is located on an approximately ten and one-half acre rectangular site which ACSI leases from Resorts International, Inc. ("Resorts") pursuant to a 99-year lease dated October 26, 1983 (as amended, "Lease").

     Under the New Jersey Act, both Resorts and ACSI, because of their lessor-lessee relationship, are jointly and severally liable for the acts of the other with respect to any violations of the New Jersey Act by the other. In order to limit the potential liability which could result from this provision, ACSI, OSI and Resorts have agreed to indemnify each other from all liabilities and losses which may arise as a result of the joint and several liability imposed by the New Jersey Act. However, the New Jersey Commission could determine that the party seeking indemnification is not entitled to or is barred from such indemnification.

     Pursuant to the New Jersey Act, the New Jersey Commission approved, subject to certain changes, an Assumption Agreement ("Assumption Agreement") executed by Trump Taj Mahal Associates Limited Partnership and Trump Taj Mahal Realty Corp. (collectively, "Trump Taj"), ACSI and Resorts in connection with Trump Taj's acquisition of the land on which the Taj Mahal Casino Hotel is constructed and pursuant to which Trump Taj assumed some of Resorts' obligations in the Lease. The New Jersey Commission ruled that the Assumption Agreement is a lease under the New Jersey Act for casino regulatory purposes. As a result, for casino regulatory purposes, a lessor-lessee relationship is deemed to exist among ACSI, Resorts, and Trump Taj making them jointly and severally liable for the acts of the other with respect to any violations of the New Jersey Act by the others.
In order to limit their potential liability, ACSI, Resorts and Trump Taj have entered into an agreement to indemnify each other from all liabilities and losses which may arise as a result of the joint and several liability imposed upon them by the New Jersey Act. However, the New Jersey Commission could determine that the party seeking indemnification is not entitled to or is barred from such indemnification.

     In the event Resorts is unable under the laws of New Jersey to act as lessor of the site to the Atlantic City Showboat ("Premises"), ACSI has an option to purchase the Premises for the greater of $66.0 million or the fair market value of the "leased fee estate" (determined by appraisal in the case of disagreement), subject to a maximum purchase price of 11 times the annual rent in the option year. However, if the appraisal is not completed within the time period specified by the New Jersey Commission, the purchase price is equal to the lesser of $66.0 million or 11 times the annual rent in the option year. If ACSI is unable to continue operating the Atlantic City Showboat under the New Jersey gaming laws, Resorts has a similar option to purchase ACSI's interest in the Premises together with the Atlantic City Showboat building and all furniture, fixtures and equipment thereon for their fair market value as of the option date (determined by appraisal in the case of disagreement). Also, should Resorts elect to sell its interest in the Lease or the Premises to an unaffiliated third party, ACSI has a first right of purchase unless such sale is made to a person who acquires all of the assets and liabilities of Resorts (subject to the Lease). Similarly, Resorts has a first right of purchase of ACSI's leasehold interest in the Premises or the Atlantic City Showboat if ACSI elects to sell the same to any person other than an affiliate of ACSI or a mortgagee of ACSI's leasehold interest and improvements on the leased land. Any such transfer by ACSI, other than to a permitted transferee, requires Resorts' consent which cannot be unreasonably withheld.

     The Lease and all amendments thereto are subject to review and approval by the New Jersey Commission, and Resorts and ACSI have agreed that they will accept any reasonable modification to the Lease that may be required by the New Jersey Commission. If either party determines that the requested Lease modifications are unduly burdensome, the Lease may be terminated, subject to arbitration in the case of disagreement. The Lease, as amended to date, has been approved by the New Jersey Commission. In addition, Resorts, pursuant to a ruling by the New Jersey Commission, in its capacity as lessor of the site of the Atlantic City Showboat, must obtain a casino service industry license. Resorts presently holds a casino service industry license, which must be renewed every three years.

     The First Mortgage Bonds are also secured by a first leasehold mortgage on ACSI's interest in the Lease, the Atlantic City Showboat building and future improvements on the leased land as well as certain personal property therein. Such mortgage is subject and subordinate to Resorts' rights under the Lease and its fee interest in the Premises. Subject to certain limited excep-tions, the Lease may not be amended without the consent of the trustee under the Indenture governing the First Mortgage Bonds unless certain opinions are delivered to the effect that the amendment does not materially impair the security of the mortgage. An event of default under the Lease constitutes an event of default under the mortgage and the Indenture.

     In addition to its rental payment obligations under the Lease, ACSI is obligated to contribute up to one-third of the costs of certain infrastructure improvements to be constructed on a 56-acre tract ("Urban Renewal Tract"). The Atlantic City Showboat is located on a portion of the Urban Renewal Tract owned by Resorts. ACSI is obligated to contribute only toward improvements of which it is the beneficiary or which are expected to benefit ACSI and all future occupants of the Urban Renewal Tract. ACSI has contributed to infrastructure improvements involving the construction of certain sewer and water lines and the realigning of a portion of Delaware Avenue ("Realigned Delaware Avenue") to permit direct ingress and egress from the Realigned Delaware Avenue to the Atlantic City Showboat, which improvements have been completed.

     Realigned Delaware Avenue has not yet been dedicated to the City of Atlantic City. Pending dedication of the Realigned Delaware Avenue to the City, the Atlantic City Housing Authority granted to ACSI a permanent easement and right of way ("Easement") for the Realigned Delaware Avenue for the benefit of ACSI and ACSI's employees, agents, guests, suppliers, visitors, invitees and all others seeking access to the Atlantic City Showboat. Until acceptance of a deed of dedication of the Realigned Delaware Avenue by the City of Atlantic City, ACSI shall maintain at its expense and pay, if billed separately, the real property taxes associated with the Easement, or reimburse Resorts for its allocable share of such real property taxes for the Easement.

     In addition, the CRDA approved a plan effective November 1992 to widen Delaware Avenue to four traffic lanes and two parking lanes. Delaware Avenue leads directly from White Horse Pike (U.S. Route 30) to the Atlantic City Showboat. ACSI proposed and the CRDA approved that $8.0 million of ACSI's deposits with the CRDA will be used for the widening of Delaware Avenue. In connection with its approval, the CRDA required ACSI to donate $2.0 million of its deposits with the CRDA to certain CRDA programs. The Company anticipates that the widening of Delaware Avenue will be completed by the Spring of 1994.

     ACSI's Board of Directors routinely authorizes capital expenditures at the Atlantic City Showboat. In addition to the three-part expansion of the Atlantic City Showboat which began in 1993, the Board has authorized expending $17.6 million for recurring annual capital improvements in 1994. None of these recurring annual capital expenditures in 1994 commit the Company to additional capital expenditures in subsequent years.

     During 1993, the Company continued the construction of a three-part $76.2 million expansion project, after credits of $8.8 million from CRDA, at the Atlantic City Showboat. For a discussion of CRDA credits see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The first stage of the expansion was completed in May 1993 and added Atlantic City's first horse race simulcasting facility. Approximately 4,500 square feet of casino space was added in June 1993. With the additional casino space, the Company added approximately 340 slot machines and 28 table games to its Atlantic City Casino in 1993.

     In the second stage of the expansion, the Company anticipates adding an additional 15,000 square feet of casino space by the Summer of 1994. With the additional casino space, the Company anticipates the addition of approximately 550 slot machines and 10 table games, bringing the then total number of slot machines and table games at the Atlantic City Showboat to approximately 3,000 and 108, respectively.

     The final stage of the expansion is the addition of a new 284-room hotel tower, now under construction, which is scheduled to open in the Spring of 1995. On July 9, 1993, ACSI purchased approximately four acres of real property (the "Land") abutting the Atlantic City Showboat from the Atlantic City Housing Authority and Urban Redevelopment Agency ("ACHA"). ACSI is constructing the new hotel tower on this site. ACSI purchased the Land subject to certain conditions which, in most instances, expire upon ACSI completing the construction of the planned improvements. In the event that ACSI fails to comply with the following conditions prior to completion of the improvements, the Land shall revert and become revested in ACHA free and clear of all liens after the expiration of all cure periods including the liens created pursuant to the Indenture for the First Mortgage Bonds: (a) ACSI paying all real estate taxes or ACSI failing to keep the Land free of all liens except for permitted liens; (b) ACSI failing to commence construction of the improvements prior to October 1, 1993 (construction did commence before the required date) and to complete construction of the improvements by July 1, 1995; (c) without first obtaining the written consent of ACHA no stockholder holding 10% or more of the stock of ACSI may transfer its stock and ACSI may not (i) increase its capitalization, (ii) merge with another entity, (iii) amend its corporate documents, or (iv) issue additional stock; and
(d) fail to comply with all terms and provisions of the Contract of Sale for Sale of Land for Private Redevelopment between ACHA and ACSI ("Contract of Sale"). On January 4, 1994, ACHA declared ACSI to be in default for noncompliance with certain provisions contained in the Contract of Sale pertaining to affirmative action of ACSI's general contractor's and subcontractors' workforce. Since the declaration of default, ACSI has been diligently working to cure the defaults. Although no assurance can be given in this regard, ACSI management believes that as a result of its efforts ACHA will ultimately rescind its notice of default.

     The Company believes that it presently is utilizing the Atlantic City facilities at an acceptable level. See Item 1. "BUSINESS" p. 3. The Atlantic City facilities are constantly monitored to make sure that the needs of the Company's business and customers are met.

Other Facilities

     ACSI leases a 63,200 square-foot warehouse and office in Egg Harbor Township, New Jersey, approximately 15 miles from the Atlantic City Showboat. The lease term is through July 31, 2001. ACSI holds an option to purchase the warehouse for $1.9 million. This option may be exercised by ACSI on or after January 1, 1996, and shall remain in effect until March 31, 2001.

     ACSI leases a parking area for its employees from the Trump Taj Mahal Associates for 400 parking spaces. This lease expires, unless earlier terminated, on December 31, 1997. ACSI provides, through an independent contractor, a shuttle service for its employees between the two parking areas and the Atlantic City Showboat. Continued availability of such employee parking and shuttle service facility is required as a condition to the renewal of ASCI's casino license.

     During 1993, ACSI purchased an additional parcel of land nearby for approximately $1.0 million to serve as an overflow for parking.

     The Company leases office space for the Development Division in Ventnor, New Jersey pursuant to a lease agreement executed on December 20, 1993 between Showboat Operating Company and Ventroy Associates. The term of the lease is five years commencing on January 1, 1994, with monthly rental payments of $11,386.

Lake Pontchartrain, Louisiana

     The Star Casino is located on the south side of Lake Pontchartrain in New Orleans, Louisiana, approximately seven miles from New Orleans' "French Quarter." The terminal building and parking area are located on approximately
19.6 acres. The terminal building is a two-story structure containing approximately 34,000 square feet. The terminal building houses a restaurant and cocktail lounge on the first floor and administrative offices on the second floor. On-site parking for 1,150 cars is located immediately adjacent to the terminal building.

     Showboat Star Partnership leases land, wharf and water bottom from the Orleans Levee District for use in its riverboat gaming operations. The term of the land lease agreement is for ten years, with four options to renew for a period of ten years each. Additionally, Showboat Star Partnership leases a building from the Orleans Levee District, which is adjacent to its terminal building, pursuant to a lease agreement dated February 1, 1994. The Showboat Star Partnership is currently determining the best use for the additional building. The term of the lease agreement for the additional building is one year, with nine options to renew for a period of one year each.


ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

     The Company is from time to time involved in legal proceedings arising in the ordinary course of business. The Company is not a party to any material pending legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          ----------------------------------------- ---------------------------

     The Company's common stock is listed on the New York Stock Exchange. The range of high and low sales prices for the Company's common stock for each quarter in the last two years is as follows:


                                                       Dividends
                                        High    Low    Declared
                                       ------  ------  -----------
Year Ended December 31, 1993
   Quarter ended March 31, 1993......  24 5/8  15 3/8       .025
   Quarter ended June 30, 1993.......  24 3/8  17 5/8       .025
   Quarter ended September 30, 1993..  21 1/2  15 3/8       .025
   Quarter ended December 31, 1993...  23 3/8  15 5/8       .025
Year Ended December 31, 1992
   Quarter ended March 31, 1992......  14 7/8   8 7/8       .025
   Quarter ended June 30, 1992.......  14 5/8  11 3/4       .025
   Quarter ended September 30, 1992..  13 1/2   9 3/4       .025
   Quarter ended December 31, 1992...  18 1/4  11 1/4       .025


     On March 15, 1994, the closing price of the Company's common stock on the New York Stock Exchange was $19 5/8.

     The Company has paid quarterly dividends since 1970. The declaration and payment of dividends is at the discretion of the Board of Directors. The Board of Directors considers, among other factors, the Company's earnings, financial condition and capital spending requirements in determining an appropriate dividends.

     The Company is restricted in the payment of cash, dividends, loans or other similar transactions by the terms of an Indenture executed by it in connection with the issuance of First Mortgage Bonds. See Note 4 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------



                                    Year Ended December 31,
                        ------------------------------------------------
                          1993      1992      1991      1990      1989
                        --------  --------  --------  --------  --------
INCOME STATEMENT             (In thousands, except per share data)
 DATA:
Net revenues..........  $375,727  $355,236  $331,560  $334,247  $342,354
Income from
  operations..........    45,419    46,508    35,501    27,765    31,107
Income before extra-
  ordinary items and
  cumulative effect
  of change in
  method of account-
  ing for income
  taxes (a)(b)(c)(d)
  (e)(f)..............    13,464    15,857     6,014     1,081     7,066
Net income............     7,341    12,449     6,194     5,051     7,066
Income before extra-
  ordinary items and
  cumulative effect
  of change in
  method of account-
  ing for income
  taxes per share
  (a)(b)(c)(d)(e)(f)..       .89      1.37       .53       .10       .62
Net income............       .49      1.08       .55       .45       .62
Cash dividends
  declared per
  common share........       .10       .10       .10       .10      .235

                                          December 31,
                        ------------------------------------------------
                          1993      1992      1991      1990      1989
                        --------  --------  --------  --------  --------
BALANCE SHEET DATA:                      (In thousands)
Total assets (a)(f)     $470,700  $384,900  $320,032  $331,950  $322,808
  (g).................
Long-term debt
  (including current
  maturities) (b)(c)
  (e)(g)..............   280,617   209,116   213,004   231,591   225,812
Shareholders' equity
  (g).................   135,158   126,018    64,133    58,848    55,663
Shares outstanding
  at year-end (g).....    14,980    14,804    11,350    11,354    11,386


____________________

(a) In 1989, the Company sold the common stock and substantially all of the assets of Showboat Sports, Inc., a wholly-owned subsidiary, for $10.0 million. The Company recognized a gain on the sale of $4.9 million.

(b) In the years ended December 31, 1991 and 1990, the Company recognized an extraordinary gain of $.2 million and $4.0 million, respectively, net of tax, as a result of the purchase of $12.1 million and $18.5 million, respectively, of its Mortgage-Backed Bonds. See Note 10 to the Consolidated Financial Statements.

(c) In the year ended December 31, 1992, the Company recognized an extraordinary loss of $3.4 million net of tax, as a result of the planned redemption of all of its outstanding Debentures. See Note 10 to the Consolidated Financial Statements.

(d) The Company adopted FAS 109 in 1993 and reported the cumulative effect of the change in method of accounting for income taxes as of January 1, 1993 in the 1993 Consolidated Statement of Income.

(e) In the year ended December 31, 1993, the Company recognized an extraordinary loss of $6.7 million, net of tax, as a result of the redemption of all of its outstanding Mortgage-Backed Bonds. See Note 10 to the Consolidated Financial Statements.

(f) In 1993, the Company acquired a 30% equity interest in Showboat Star Partnership which was engaged in the development of a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana. Operation of the riverboat casino commenced on November 8, 1993. The Company's share of the partnership's loss from the commencement of operations through December 31, 1993, including the write-off of preopening costs, of $1.3 million is included in income from operations for the quarter ended December 31, 1993.

(g) In the year ended December 31, 1992, the Company sold 3.45 million shares of its common stock in a public offering. Net proceeds of the offering were $50.4 million. Proceeds of the offering were used in January 1993 to redeem all of the Company's Debentures and to prepay the outstanding balance of its construction and term loan. See Notes 4 and 7 to the Consolidated Financial Statements.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ------------------------------------------------- -------------
          RESULTS OF OPERATIONS.
          ---------------------

General

     The consolidated financial statements of the Company include the accounts of SBO and its wholly-owned subsidiaries, Showboat Development Company ("SDC"), Showboat Operating Company ("SOC") and OSI. They also include SDC's wholly-owned subsidiaries LPSI and Showboat Louisiana, Inc. ("SLI") and OSI's wholly-owned subsidiaries which are ACSI and OSFC. SBO and its subsidiaries operate Las Vegas Showboat, Atlantic City Showboat and Star Casino.

     LPSI was formed in 1993 to manage the Star Casino on Lake Pontchartrain in New Orleans, Louisiana pursuant to a management agreement. SLI was also formed in 1993 to hold a 30% equity interest in Showboat Star Partnership ("SSP") which owns Star Casino, the riverboat casino managed by LPSI. In 1993, the Company invested $18.6 million in SSP for its 30% equity interest. Effective March 1, 1994, the Company acquired an additional 20% equity interest in SSP from a partner for $9.0 million bringing the Company's equity interest to 50%. Operation of Star Casino commenced on November 8, 1993. The investment by SLI in SSP has been accounted for under the equity method of accounting. The Company's equity in the loss of SSP is included in the Consolidated Statement of Income as equity in loss of an unconsolidated affiliate. Revenues from management fees paid by SSP to LPSI are included in other revenues in the Consolidated Statement of Income.

Material Changes in Results of Operations

Year Ended December 31, 1993 (1993) Compared to Year Ended December 31, 1992
(1992)

Revenues

     Net revenues for the Company increased to $375.7 million in 1993 from $355.2 million in 1992, an increase of $20.5 million or 5.8%. Casino revenues increased $16.3 million or 5.2% to $329.5 million in 1993 from $313.2 million in 1992. Nongaming revenues, which consist principally of food, beverage, room and bowling revenues, were $78.3 million in 1993 compared to $71.2 million in 1992, an increase of $7.1 million or 10.0%.

     The Atlantic City Showboat generated $294.2 million of net revenues in 1993 compared to $277.3 million in 1992, an increase of $16.9 million or 6.1%.
Casino revenues were $268.8 million in 1993 compared to $254.7 million in 1992, an increase of $14.1 million or 5.5%. The increase in casino revenues was due to an increase in slot machine revenues of $14.7 million or 8.0% to $196.8 million in 1993 from $182.1 million in 1992. This compares to 4.8% growth in slot machine revenues in the Atlantic City market in 1993 compared to 1992. The improved slot revenue growth experienced by the Atlantic City Showboat is attributed to an increase in slot units throughout the year to 2,411 slot units at the end of 1993, up from 2,073 slot units at the end of 1992, an increase of 340 slot units or a weighted average rate of 9.9%. The increase in slot machine revenues was partially offset by the $4.0 million or 5.5% decrease in table games revenues which resulted primarily from the 3.2% decline in table games revenues in the Atlantic City market during 1993 compared to 1992. Casino revenues were positively impacted by the addition of simulcasting and Poker as part of the opening of Jake's Betting Parlor in the second quarter of 1993. These games contributed $2.2 million and $1.1 million, respectively, during the year ended December 31, 1993. Nongaming revenues increased $5.6 million or 12.0% in 1993 to $52.7 million from $47.1 million in 1992. This increase was attributed to promotional programs offering casino customers rooms, food and beverage at a reduced price as well as increases in complimentary services.

     At the Las Vegas Showboat, net revenues increased to $81.1 million in 1993 from $77.9 million in 1992, an increase of $3.2 million or 4.1%. Casino revenues increased $2.2 million or 3.8% in 1993 to $60.7 million from $58.5 million in 1992. Slot machine revenues showed the greatest improvement in casino revenues with an increase of $1.6 million or 3.4%. Slot machine revenues accounted for 84.2% of casino revenues in 1993 and 84.5% of casino revenues in 1992. Increases in gaming revenues were primarily the result of higher patron volume due to promotions and increased advertising. Nongaming revenues increased $1.0 million or 4.3% in 1993 to $25.1 million from $24.1 million in 1992. These increases were principally in rooms and food and beverage resulting from targeted marketing programs for rooms and promotional programs offering food at a reduced price.

     LPSI generated $.4 million in management fee revenues in 1993. LPSI receives management fees of 5.0% of Star Casino's casino revenues after gaming taxes of 18.5% and boarding fees totaling $5.00 per passenger boarding the vessel. Star Casino opened November 8, 1993 and generated net revenues of $12.0 million in 1993 consisting primarily of casino revenues of $10.9 million.

Income from Operations

     The Company's income from operations decreased to $45.4 million in 1993 from $46.5 million in 1992, a decrease of $1.1 million or 2.3%.

     The Company incurred approximately $3.8 million in expenses relating to the pursuit of expansion opportunities in jurisdictions outside of Nevada and New Jersey in 1993 compared to $.9 million in 1992.

     Income from operations at the Atlantic City Showboat, before management fees, was $44.0 million in 1993 compared to $39.6 million in 1992, an increase of $4.4 million or 11.1%. The increase in income from operations was primarily due to increased revenues which were offset by a $12.5 million or 5.3% increase in operating expenses, before management fees, to $250.3 million in 1993 compared to $237.7 million in 1992. The increase in operating expenses was primarily due to the increased capacity and volume of business. General and administrative expenses increased due to increases in utilities and maintenance costs resulting from the expanded facility. General and administrative expenses were also impacted by an $.8 million or 13.2% increase in real estate taxes and an $.8 million parking assessment absorbed by Atlantic City Showboat. In addition, depreciation expense increased $1.3 million or 7.4% in 1993 as a result of the expansion at the Atlantic City Showboat.

     Income from operations at the Las Vegas Showboat declined $1.3 million or 16.6% in 1993 to $6.5 million from $7.8 million in 1992. The decrease was primarily due to a $4.5 million or 6.4% increase in operating expenses to $74.6 million in 1993 from $70.1 million in 1992. Increased operating expenses resulted primarily from increases in payroll and payroll related expenses, increased advertising and repairs and maintenance expenses.

     LPSI incurred a loss from operations of $.4 million which was primarily the result of administrative expenses incurred before the November 8, 1993 opening of Star Casino.

     The loss from operations of SLI of $.9 million represents SLI's 30% share of the net loss of SLI's unconsolidated affiliate, SSP. SSP had a net loss of $2.8 million resulting primarily from preopening costs of Star Casino of $4.2 million in 1993, of which Showboat's share was $1.3 million. Before the write-off of preopening costs, SSP's income was $1.4 million of which Showboat's share was $.4 million.

Other (Income) Expense

     Other (income) expense consisted of $24.7 million interest expense, net of $1.1 million of capitalized interest, and $3.2 million of interest income in 1993 compared to interest expense of $25.3 million and interest income of $1.4 million in 1992. Two offsetting factors impacted 1993 interest expense. In January 1993, the Company repurchased all of its Debentures and prepaid its construction and term loan that had an outstanding balance of $17.2 million. In June 1993, the Company repurchased all of its Mortgage-Backed Bonds. This resulted in a $14.4 million decrease in interest expense. This decrease was offset by the issuance in May 1993 of $275.0 million of First Mortgage Bonds resulting in a $15.8 million increase in interest expense. In connection with its expansion project at the Atlantic City Showboat, the Company capitalized $1.1 million of interest costs.

Income Taxes

     In 1993, the Company incurred, before the income tax benefit on an extraordinary loss, income taxes of $10.5 million, or an effective rate of 43.8%, compared to $6.8 million, or an effective rate of 29.9% in 1992. Differences between the Company's effective tax rate and statutory federal tax rates are due to permanent differences between financial and tax reporting. In 1993, these differences consisted principally of $.9 million in state income taxes resulting from the utilization, for financial reporting purposes, of New Jersey net operating loss carryforwards, a $.6 million restricted interest assessment, net of tax, resulting from an Internal Revenue Service audit of prior years and $.4 million resulting from the increase in federal tax rates.

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The Company adopted the provisions of FAS 109 effective January 1, 1993 without restating prior years' financial statements. The adoption of FAS 109 resulted in a reduction of net deferred tax liability of $.6 million and this amount has been reported separately as a cumulative effect of the change in the method of accounting for income taxes in the 1993 Consolidated Statement of Income.

Net Income

     In 1993, the Company realized income before an extraordinary loss on the extinguishment of debt and the cumulative effect of the change in the method of accounting for income taxes of $23.9 million or $.89 per share. On June 18, 1993, the Company redeemed all of its Mortgage-Backed Bonds at 105.7% of the principal amount plus accrued and unpaid interest up to and including the redemption date. The Company recognized an extraordinary loss, before an income tax benefit, of $11.2 million as a result of the write-off of unamortized debt issue costs of $2.7 million and payment of a 5.7% redemption premium of $8.5 million. The after tax loss was $6.7 million or $.44 per share. The Company also recognized a cumulative effect adjustment for the change in the method of accounting for income taxes of $.6 million or $.04 per share. Net income for 1993 was $7.3 million or $.49 per share.

     In 1992, the Company realized income before an extraordinary loss on the extinguishment of debt of $15.9 million or $1.37 per share. As a result of the repurchase of the Company's outstanding Debentures, the Company recognized an extraordinary loss, net of tax, of $3.4 million or $.29 per share. This loss resulted from the write-off of original issue discount and issuance costs associated with the Debentures. Net income for 1992 was $12.4 million or $1.08 per share.

Year Ended December 31, 1992 (1992) Compared to Year Ended December 31, 1991
(1991)

Revenues

     Net revenues for the Company increased to $355.2 million in 1992 from $331.6 million in 1991, an increase of $23.6 million or 7.1%. Casino revenues increased $24.8 million or 8.6% to $313.2 million in 1992 from $288.4 million in 1991. Nongaming revenues were $71.2 million in 1992 compared to $71.7 million in 1991, a decrease of $.5 million or .7%.

     The Atlantic City Showboat generated $277.3 million of net revenues in 1992 compared to $260.8 million in 1991, an increase of $16.5 million or 6.3%.
Casino revenues were $254.7 million in 1992 compared to $237.2 million in 1991, an increase of $17.5 million or 7.4%. The increase in casino revenues was due primarily to an increase in slot machine revenues of $20.4 million or 12.6% to $182.1 million in 1992 from $161.7 million in 1991. This compares to a 14.2% growth in slot machine revenues in the Atlantic City market in 1992 compared to 1991. Slot machine revenues were also favorably impacted by a one-time reversal of a $1.2 million slot progressive jackpot accrual. Slot machine revenues at the Atlantic City Showboat accounted for 71.5% of casino revenues in 1992 and 68.2% of casino revenues in 1991. The increase in slot machine revenues was partially offset by the $2.9 million or 3.8% decrease in table games revenues to $72.6 million in 1992 from $75.5 million in 1991. The decrease in table games revenues resulted primarily from the Company decreasing the number of table games units by 24 tables in the third quarter of 1991 and by the 3.4% decline in table games revenues in the Atlantic City market during 1992 compared to 1991. Nongaming revenues declined $1.0 million or 2.2% in 1992 to $47.1 million from $48.1 million in 1991. This decrease was primarily attributed to a $3.1 million or 9.4% decline in food and beverage revenues associated with a reduction in promotional offers. The reduction in food and beverage revenues were partially offset by a $1.3 million or 12.8% increase in room revenues due to more effective room utilization and a $.9 million or 77.2% increase in entertainment revenues.

     At the Las Vegas Showboat, net revenues increased to $77.9 million in 1992 from $70.8 million in 1991, an increase of $7.1 million or 10.1%. Casino revenues increased $7.3 million or 14.3% in 1992 to $58.5 million from $51.2 million in 1991. The most significant improvement in casino revenues occurred in slot machine revenues which increased $5.7 million or 13.1% in 1992. Casino revenues were also favorably impacted by a $1.1 million or 49.9% reduction in bingo losses in 1992. Slot machine revenues continued to dominate casino revenues at 84.5% of casino revenues in 1992 and 85.3% of casino revenues in 1991. Increases in casino revenues were due to an overall increase in the volume of business, principally as a result of the continuation of certain targeted marketing activities. Nongaming revenues increased $.5 million or 2.0% in 1992 to $24.1 million from $23.6 million in 1991. Increases in food and beverage revenues of $.9 million or 6.5% and hotel revenues of $.3 million or 6.3% were offset by a reduction of $.7 million in other revenues as a result of the recognition in 1991 of a one-time benefit of $.8 million from the reversal of an accrual.

Income from Operations

     The Company's income from operations increased to $46.5 million in 1992 from $35.5 million in 1991, an increase of $11.0 million or 31.0%.

     Income from operations at the Atlantic City Showboat was $39.6 million in 1992 compared to $31.2 million in 1991, an increase of $8.4 million or 26.9%. This increase was primarily due to improved casino revenues caused by the 14.2% slot machine revenue growth experienced in the Atlantic City market in 1992. Operating expenses increased $8.1 million or 3.5% to $237.7 million in 1992 compared to $229.6 million in 1991. The increase in operating expenses was comprised of a $5.6 million or 28.9% increase in promotional coin incentives offered in conjunction with slot marketing programs and a 6.8% increase in general and administrative costs consisting primarily of a $3.0 million increase in payroll and benefits. Increases in operating expenses were offset by a $3.3 million or 16.0% decrease in depreciation and amortization expense to $17.5 million in 1992 from $20.8 million in 1991. Improvements in income from operations, excluding that realized from the reduction in depreciation and amortization expense, occurred principally in the quarter ended March 31, 1992.

     At the Las Vegas Showboat, income from operations, increased to $7.8 million in 1992 from $4.3 million in 1991, an increase of $3.5 million or 81.4%. The improvement in operating results reflected the continued implementation of cost effective marketing programs which resulted in increased revenues of $7.2 million offset by a $3.7 million or 5.6% increase in operating expenses in 1992 to $70.1 million from $66.4 million in 1991. In general, increases in operating expenses were consistent with increases in volume of business.

     Income from operations in 1992 was adversely impacted by $.9 million of expenses incurred by the Company in conjunction with the investigation of new gaming opportunities outside of Nevada and New Jersey.

Other (Income) Expense

     In 1992, other (income) expense consisted of $25.3 million of interest expense and $1.4 million of interest income compared to $27.5 million and $2.1 million, respectively, in 1991. Reductions in interest expense of $1.4 million were realized as a result of the fourth quarter 1991 repurchase of $12.1 million of the Mortgage-Backed Bonds. Other reductions in interest expense were primarily a result of reduced principal balances due to scheduled principal amortization.

Income Taxes

     In 1992, the Company incurred income tax expense, before income tax benefit on an extraordinary loss, of $6.8 million, or an effective tax rate of 29.9%, compared to $4.1 million, or an effective tax rate of 40.5%, in 1991. Differences between the Company's effective tax rate and statutory federal tax rates are due to permanent differences between financial and tax reporting which consisted principally of the estimated tax reporting impact of the financial reporting provision for loss on Casino Reinvestment Development Authority obligations and disallowance of certain employee meals.

Net Income

     In 1992, the Company realized income before an extraordinary loss on the extinguishment of debt of $15.9 million or $1.37 per share. The Company recognized an extraordinary loss, net of tax, of $3.4 million or $.29 per share as a result of the write-off of original issue discount and issuance costs associated with the redemption of the Debentures. Net income for 1992 was $12.4 million or $1.08 per share.

     In 1991, the Company realized income before an extraordinary gain on the extinguishment of debt of $6.0 million or $.53 per share. In 1991, the Company purchased $12.1 million face value of its Mortgage-Backed Bonds and realized an extraordinary gain, net of tax, of $.2 million or $.02 per share. Net income for 1991 was $6.2 million or $.55 per share.

Liquidity and Capital Resources

     As of December 31, 1993, the Company held cash and cash equivalents of $122.8 million compared to $99.6 million at December 31, 1992. In January 1993, the Company utilized $34.4 million of its cash and cash investments to redeem all of its Debentures at par plus accrued interest and $17.3 million to prepay the outstanding balance of the Company's construction and term loan. In May 1993, the Company issued $275.0 million of First Mortgage Bonds. In June 1993, the Company utilized $162.3 million of the proceeds from the sale of the First Mortgage Bonds to redeem all of its outstanding Mortgage-Backed Bonds at 105.7% plus accrued interest. The remaining proceeds have been reserved by the Company to benefit existing facilities and to expand into new facilities or gaming jurisdictions. In 1993, the Company expended approximately $3.8 million in its investigation of expansion opportunities in new jurisdictions.

     During 1993, the Company expended approximately $59.7 million on capital improvements at its Las Vegas and Atlantic City facilities. The Company is engaged in an $85.0 million expansion project, before credits of $8.8 million from the CRDA, at its Atlantic City facility. During 1993 the Company expended approximately $31.8 million on the expansion project and $27.9 million on recurring capital improvements. The balance of the expansion project is expected to be completed in 1994 and 1995.

     ACSI's current CRDA funding credit of approximately $8.8 million is approximately 20% of the maximum allowable expansion costs as determined by the CRDA. This percentage represents ACSI's current share of the allowable Atlantic City casino industry total for expansion-related credits. The amount of ACSI's CRDA funding credit could increase to a maximum of 35% or $14.9 million, depending upon whether or not other casino applicants in Atlantic City discontinue their expansion projects for which credit has been applied. Likewise, ACSI's allowed funding credit could decrease in the event that other casino applicants in Atlantic City increase their allowable expansion costs.

     On May 18, 1993, the Company issued $275.0 million of First Mortgage Bonds. The First Mortgage Bonds are unconditionally guarantied by SOC, OSI and ACSI. Interest on the First Mortgage Bonds is payable semi-annually on May 1 and November 1 of each year. The First Mortgage Bonds are not redeemable prior to May 1, 2000. Thereafter, the First Mortgage Bonds will be redeemable at any time at the option of the Company, in whole or in part, at redemption prices specified in the Indenture. The First Mortgage Bonds are senior secured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu with the Company's senior indebtedness. The First Mortgage Bonds are secured by a deed of trust representing a first lien on the Las Vegas hotel casino (other than certain assets), by a pledge of all outstanding shares of capital stock of OSI and an intercompany note by ACSI in favor of SBO and a pledge of certain intellectual property rights of the Company. OSI's obligation under its guaranty is secured by a pledge of all outstanding shares of capital stock of ACSI. ACSI's obligations under its guaranty are secured by a leasehold mortgage representing a first lien on the Atlantic City hotel casino (other than certain assets). SOC's guaranty is secured by a pledge of certain of its assets related to the Las Vegas hotel casino.

     The Indenture places significant restrictions on SBO and its subsidiaries, including restrictions on making loans and advances by SBO to subsidiaries which are Non-Recourse Subsidiaries or subsidiaries in which SBO owns less than 50% of the equity. All capitalized terms not otherwise defined in this paragraph have the meanings assigned to the Indenture. The Indenture also places significant restrictions on the incurrence of additional Indebtedness by SBO and its subsidiaries, the creation of additional Liens on the Collateral securing the First Mortgage

Bonds, transactions with Affiliates and the investment of SBO and its subsidiaries in certain Investments. In addition, the terms of the Indenture prohibit SBO and its subsidiaries from making a Restricted Payment unless, at the time of such Restricted Payment: (i) no Default or Event of Default has occurred or would occur as a consequence of such restricted payment; (ii) SBO, at the time of such Restricted Payment and after giving proforma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, would have been permitted to incur at least $1.00 of additional Indebtedness; and, (iii) such Restricted Payment, together with the aggregate of all other Restricted Payments by SBO and its subsidiaries is less than the sum of (x) 50% of the Consolidated Net Income of SBO for the period (taken as one accounting period) from April 1, 1993 to the end of SBO's most recently ended fiscal quarter for which internal financial statements are available, plus (y) 100% of the aggregate net cash proceeds received by SBO from the issuance or sale of Equity Interests of SBO since the Issue Date, plus (z) Excess Non-Recourse Subsidiary Cash Proceeds received after the Issue Date. The term Restricted Payment does not include, among other things, the payment of any dividend if, at the time of declaration of such dividend, the dividend would have complied with the provisions of the Indenture; the redemption, repurchase, retirement, or other acquisition of any Equity Interest of SBO out of proceeds of, the substantially concurrent sale of other Equity Interests of SBO; Investments by SBO in an amount not to exceed $75 million in the aggregate in any Non-Recourse Subsidiary engaged in a Gaming Related Business; Investments by SBO in any Non-Recourse Subsidiary engaged in a Gaming Related Business in an amount not to exceed in the aggregate 100% of all cash received by SBO from any Non-Recourse Subsidiary up to $75 million in the aggregate and thereafter, 50% of all cash received by SBO from any Non-Recourse Subsidiary other than cash required to be repaid or returned to such Non-Recourse Subsidiary provided that the aggregate amount of Investments pursuant thereto does not exceed $125 million in the aggregate; and the purchase, redemption, defeasance of any Pari
                                                                           ----
Passu Indebtedness with a substantially concurrent purchase, redemption,
- -----
defeasance, or retirement of the First Mortgage Bonds (on a pro rata basis).

     ACSI has available a $15.0 million line of credit guarantied by OSI. The line, which expires August 31, 1994, has interest payable at the bank's prime rate of 6.0% plus .5%. Borrowings on this line of credit may not be used for the payment of management fees or to fund ventures in other jurisdictions. At December 31, 1993, ACSI had all the funds available for use.

     The Company entered into the Showboat Star Partnership agreement to own and operate a riverboat casino on the south shore of Lake Pontchartrain in New Orleans, Louisiana. The Company initially invested $18.6 million for a 30% equity interest in the partnership and subsequently on March 1, 1994, purchased an additional 20% equity interest from a partner for $9.0 million. The Company also has a management agreement for the partnership's gaming operations which provides for a management fee of 5% of gaming revenues, net of gaming taxes of 18.5% and boarding fees totaling up to $5.00 per passenger boarding the vessel. The riverboat casino commenced operations on November 8, 1993.

     The Company believes it has sufficient capital resources to cover the cash requirements of the Company. The ability of the Company to satisfy its cash requirements, however, will be dependent upon the future performance of its casino hotels which will continue to be influenced by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. The Company is evaluating potential expansion opportunities in new gaming jurisdictions. Additionally, the Company has announced that it is (i) a member of a partnership which is the only applicant for gaming berth for East Chicago, Indiana; (ii) completing negotiations for a tribal casino on the St. Regis Mohawk reservation; and (iii) one of two final applicants for the sole casino in Sydney, Australia. Each of the three identified expansion opportunities will require significant capital investment. The Company anticipates that (i) it will contribute $17.5 million to the East Chicago partnership and obtain financing in excess of $50 million for the construction of a gaming vessel and related land site improvements, (ii) it will initially loan up to $35 million for renovating and outfitting an existing building on the St. Regis Mohawk reservation for the conduct of a gaming business and for working capital purposes; and (iii) it will contribute $150 million (Australian) to the holding company of the Sydney casino licensee if the consortium to which it is a member is awarded the casino license. No assurance can be given that any of the announced opportunities will be realized. If the Company achieves any of the foregoing expansion opportunities, or others, the Company shall make a significant capital investment, and additional financing will be required. The Company anticipates that additional funds shall be obtained through loans or a public offering of equity or debt securities.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

          Independent Auditors' Report;

          Consolidated Balance Sheets December 31, 1992 and 1993;

          Consolidated Statements of Income for the Years Ended December 31, 1993, 1992 and 1991;

          Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1993, 1992 and 1991;

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991; and

          Notes to Consolidated Financial Statements

               Schedule II    Amounts Receivable from Related
                              Parties and Underwriters, Promoters, and Employees Other Than Related Parties.

               Schedule V     Property and equipment

               Schedule VI    Accumulated Depreciation and
                              Amortization of Property and Equipment

               Schedule VIII  Valuation and Qualifying Accounts

               Schedule X     Supplementary income statement
                              information

All other information is omitted because it is inapplicable.

                       Independent Auditors' Report


The Shareholders and Board of Directors
Showboat, Inc.:

We have audited the consolidated financial statements of Showboat, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Showboat, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


                                          KPMG PEAT MARWICK


Las Vegas, Nevada
February 18, 1994, except for
  Note 1 paragraph 3 and Note 12
  paragraph 2, which are as of
  March 1, 1994

                      SHOWBOAT, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1993 and 1992


                                                      1993      1992
   ASSETS                                           --------- ---------
                                                       (In thousands)
Current assets:
  Cash and cash equivalents                         $122,787   $99,601
  Receivables, net                                     5,913     5,092
  Inventories                                          2,359     2,411
  Prepaid expenses                                     4,044     3,969
  Current deferred income taxes                        4,865     3,483
                                                    --------- ---------
    Total current assets                             139,968   114,556
                                                    --------- ---------

Property and equipment:
  Land                                                 9,425     3,609
  Land improvements                                      541       841
  Buildings                                          261,009   246,090
  Furniture and equipment                            145,178   122,573
  Construction in progress                            27,194     7,253
                                                    --------- ---------
                                                     443,347   380,366
  Less accumulated depreciation
    and amortization                                 145,527   129,183
                                                    --------- ---------
                                                     297,820   251,183
                                                    --------- ---------

Other assets, at cost:
  Deposits and other assets                            7,892    16,074
  Investment in Showboat Star Partnership             17,750       -
  Debt issuance costs, net of accumulated
    amortization of $323,000 at December 31, 1993
    and $3,131,000 at December 31, 1992                7,270     3,087
                                                    --------- ---------
                                                      32,912    19,161
                                                    --------- ---------


                                                    $470,700  $384,900
                                                    ========= =========









                                  -60-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1993 and 1992
                                (continued)


                                                      1993      1992
   LIABILITIES AND SHAREHOLDERS' EQUITY             --------- ---------
                                                       (In thousands)
Current liabilities:
  Current maturities of long-term debt                $3,574   $54,055
  Accounts payable                                    14,173    10,096
  Income taxes payable                                 1,752     1,453
  Dividends payable                                      375       284
  Accrued liabilities                                 23,664    25,167
                                                    --------- ---------
    Total current liabilities                         43,538    91,055
                                                    --------- ---------

Long-term debt                                       277,043   155,061
                                                    --------- ---------

Deferred income taxes                                 14,961    12,766
                                                    --------- ---------

Commitments and contingencies (Note 12)


Shareholders' equity:
  Common stock, $1 par value; 20,000,000 shares
    authorized; issued 15,794,578 shares at
    December 31, 1993 and 1992                        15,795    15,795
  Additional paid-in capital                          71,162    69,374
  Retained earnings                                   54,628    48,778
                                                    --------- ---------
                                                     141,585   133,947
  Less: Cost of shares in treasury, 814,483
          shares and 991,043 shares at December 31,
          1993 and 1992, respectively                 (6,370)   (7,761)
        Unearned compensation for restricted stock       (57)     (168)
                                                    --------- ---------
    Total shareholders' equity                       135,158   126,018
                                                    --------- ---------

                                                    $470,700  $384,900
                                                    ========= =========





        See accompanying notes to consolidated financial statements.

                      SHOWBOAT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                Years ended December 31, 1993, 1992 and 1991
                    (In thousands except per share data)

                                            1993      1992      1991
                                          --------- --------- ---------
Revenues:
  Casino                                  $329,522  $313,247  $288,442
  Food and beverage                         48,669    44,511    46,802
  Rooms                                     19,355    17,280    15,612
  Sports and special events                  4,251     4,443     4,506
  Other                                      5,982     4,932     4,791
                                          --------- --------- ---------
                                           407,779   384,413   360,153
  Less complimentaries                      32,052    29,177    28,593
                                          --------- --------- ---------
    Net revenues                           375,727   355,236   331,560
                                          --------- --------- ---------
Costs and expenses:
  Casino                                   129,898   125,773   115,468
  Food and beverage                         55,608    51,173    51,388
  Rooms                                     13,083    12,169    11,282
  Sports and special events                  3,198     3,141     3,140
  General and administrative                92,739    84,058    78,022
  Selling, advertising and promotion        11,629    10,402    11,067
  Depreciation and amortization             23,303    22,012    25,692
                                          --------- --------- ---------
                                           329,458   308,728   296,059
                                          --------- --------- ---------
Income from operations from
  consolidated subsidiaries                 46,269    46,508    35,501

Equity in loss of unconsolidated
  affiliate                                   (850)      -         -
                                          --------- --------- ---------
Income from operations                      45,419    46,508    35,501
                                          --------- --------- ---------
















                                  -62-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                Years ended December 31, 1993, 1992 and 1991
                    (In thousands except per share data)
                                (continued)

                                            1993      1992      1991
                                          --------- --------- ---------

Income from operations                      45,419    46,508    35,501
                                          --------- --------- ---------
Other (income) expense:
  Interest income                           (3,215)   (1,441)   (2,098)
  Interest expense, net
    of amounts capitalized                  24,696    25,335    27,497
                                          --------- --------- ---------
                                            21,481    23,894    25,399
                                          --------- --------- ---------
Income before income tax expense,
  extraordinary items and cumulative
  effect adjustment                         23,938    22,614    10,102

Income tax expense                          10,474     6,757     4,088
                                          --------- --------- ---------
Income before extraordinary items and
  cumulative effect adjustment              13,464    15,857     6,014

Extraordinary items, net of income tax      (6,679)   (3,408)      180

Cumulative effect of change in method of
  accounting for income taxes                  556       -          -
                                          --------- --------- ---------
Net income                                  $7,341   $12,449    $6,194
                                          ========= ========= =========

Income per common and equivalent share:
  Income before extraordinary items and
    cumulative effect adjustment             $0.89     $1.37     $0.53

  Extraordinary items, net of income tax     (0.44)    (0.29)     0.02

  Cumulative effect of change in method of
    accounting for income taxes               0.04       -         -
                                          --------- --------- ---------
  Net income                                 $0.49     $1.08     $0.55
                                          ========= ========= =========





        See accompanying notes to consolidated financial statements

                      SHOWBOAT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                Years Ended December 31, 1993, 1992 and 1991

                                                      Less
                      Additional            Less    Unearned
             Common    paid-in  Retained  Treasury   compen-
              stock    capital  earnings    stock    sation    Total
            --------- --------- --------- --------- --------- ---------
                                  (In thousands)

Balance,
  December
  31, 1990   $12,345   $22,416   $32,405   ($7,765)    ($553)  $58,848

Net income       -         -       6,194       -         -       6,194

Cash divi-
  dends
  ($.10 per
  share)         -         -      (1,135)      -         -      (1,135)

Share trans-
  actions un-
  der stock
  plans          -          27       -         (19)       15        23

Amortization
  of un-
  earned
  compen-
  sation         -         -         -         -         203       203
            --------- --------- --------- --------- --------- ---------
Balance,
  December
  31, 1991   $12,345   $22,443   $37,464   ($7,784)    ($335)  $64,133
            --------- --------- --------- --------- --------- ---------


















                                  -64-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                Years Ended December 31, 1993, 1992 and 1991
                               (continued)

                                                      Less
                      Additional            Less    Unearned
             Common    paid-in  Retained  Treasury   compen-
              stock    capital  earnings    stock    sation     Total
            --------- --------- --------- --------- --------- ---------
                                  (In thousands)
Balance,

  December
  31, 1991   $12,345   $22,443   $37,464   ($7,784)    ($335)  $64,133

Net income       -         -      12,449       -         -      12,449

Cash divi-
  dends
  ($.10 per
  share)         -         -      (1,135)      -         -      (1,135)

Issuance of
  3,450,000
  shares of
  common
  stock        3,450    46,916       -         -         -      50,366

Share trans-
  actions un-
  der stock
  plans          -          15       -          23        11        49

Amortization
  of un-
  earned
  compen-
  sation         -         -         -         -         156       156
            --------- --------- --------- --------- --------- ---------
Balance,
  December
  31, 1992   $15,795   $69,374   $48,778   ($7,761)    ($168) $126,018
            --------- --------- --------- --------- --------- ---------











                                  -65-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                Years Ended December 31, 1993, 1992 and 1991
                               (continued)

                                                      Less
                      Additional            Less    Unearned
             Common    paid-in  Retained  Treasury   compen-
              stock    capital  earnings    stock    sation     Total
            --------- --------- --------- --------- --------- ---------
                                  (In thousands)
Balance,
  December
  31, 1992   $15,795   $69,374   $48,778   ($7,761)    ($168) $126,018

Net income       -         -       7,341       -         -       7,341

Cash divi-
  dends
  ($.10 per
  share)         -         -      (1,491)      -         -      (1,491)

Share trans-
  actions un-
  der stock
  plans          -       1,788       -       1,391       -       3,179

Amortization
  of un-
  earned
  compen-
  sation         -         -         -         -         111       111
            --------- --------- --------- --------- --------- ---------
Balance,
  December
  31, 1993   $15,795   $71,162   $54,628   ($6,370)     ($57) $135,158
            ========= ========= ========= ========= ========= =========













      See accompanying notes to consolidated financial statements.

                      SHOWBOAT, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years ended December 31, 1993, 1992 and 1991

                                            1993      1992     1991
                                          --------- --------- ---------
                                                  (In thousands)
Cash flows from operating activities:
  Net income                                $7,341   $12,449    $6,194
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Allowance for doubtful accounts        1,849     1,644     2,924
      Depreciation and amortization         23,303    22,012    25,692
      Amortization of original issue
        discount and debt issuance costs       744     1,011       811
      Provision for deferred income taxes      813       238     1,230
      Amortization of unearned
        compensation                           111       156       203
      Provision for loss on Casino
        Reinvestment Development
        Authority obligation                 1,122     1,068     1,057
      Equity in loss of unconsolidated
        affiliate                              850       -         -
      Extraordinary (gain) loss on
        extinguishment of debt              11,166     5,164      (273)
      Loss on disposition of property and
        equipment                              517       264       350
      Increase in receivables, net          (2,670)   (1,537)     (899)
      (Increase) decrease in inventories
        and prepaid expenses                   (23)     (265)      599
      (Increase) decrease in deposits
        and other assets                      (554)      284      (448)
      Increase (decrease) in accounts
        payable                                 85       395      (826)
      Increase in income taxes payable         968       429         2
      Increase (decrease) in accrued
        liabilities                         (1,503)      400     1,007
                                          --------- --------- ---------
          Net cash provided by operating
            activities                      44,119    43,712    37,623
                                          --------- --------- ---------












                                  -67-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years ended December 31, 1993, 1992 and 1991
                                (continued)

                                            1993      1992      1991
                                          --------- --------- ---------
                                                  (In thousands)
Cash flows from investing activities:
  Acquisition of property and equipment ($59,686) ($21,050) ($13,381) Proceeds from sale of property
    and equipment                               78       105       311
  Investment in Showboat Star Partnership  (18,600)      -         -
  (Increase) decrease in deposits
    and other assets                         4,046       910    (1,097)
  Deposit for Casino Reinvestment
    Development Authority obligation        (3,289)   (3,161)   (2,892)
                                          --------- --------- ---------
      Net cash used in investing
        activities                         (77,451)  (23,196)  (17,059)
                                          --------- --------- ---------

Cash flows from financing activities:
  Principal payments of long-term debt (3,914) (8,879) (7,635) Proceeds from issuance of
    long-term debt                         275,000       -       1,098
  Early extinguishment of debt            (208,085)      -     (11,696)
  Debt issuance costs                       (7,593)      -         (74)
  Payment of dividends                      (1,400)   (1,141)   (1,140)
  Issuance of common stock                   2,510    50,366       -
  Other                                        -          49        23
                                          --------- --------- ---------
    Net cash provided by (used in)
      financing activities                  56,518    40,395   (19,424)
                                          --------- --------- ---------

Net increase in cash and cash equivalents   23,186    60,911     1,140

Cash and cash equivalents at
  beginning of year                         99,601    38,690    37,550
                                          --------- --------- ---------
Cash and cash equivalents at
  end of year                             $122,787   $99,601   $38,690
                                          ========= ========= =========










                                  -68-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years ended December 31, 1993, 1992 and 1991
                                (continued)

                                            1993      1992      1991
                                          --------- --------- ---------
                                                  (In thousands)
Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest, net of amount
        capitalized                        $25,741   $24,562   $26,937
      Income taxes                           3,650     4,400     2,948


Supplemental schedule of non-cash
  investing and financing activities:
    Capital lease obligations incurred
      in connection with acquisition of
      equipment                                -         152       131
    Increase (decrease) in property and
      equipment acquisitions included in
      construction contracts and reten-
      tions payable and long-term debt       3,914     1,890      (309)
    Share transactions under long-term
      incentive plan                           -          27        35
    Transfer deposits for Casino
      Reinvestment Development
      Authority obligation to
      construction in progress               6,667       -         -



















        See accompanying notes to consolidated financial statements.

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations and Principles of Consolidation

        Showboat, Inc. and subsidiaries, collectively the Company, conduct casino gaming operations in Las Vegas, Nevada, Atlantic City, New Jersey and New Orleans, Louisiana. In addition, the Company operates support services including hotel, restaurant, bar, bowling and convention facilities.

        The consolidated financial statements include the accounts of Showboat, Inc. (SBO) and its wholly-owned subsidiaries which are Showboat Development Company (SDC), Showboat Operating Company
    (SOC) and Ocean Showboat, Inc. (OSI). They also include SDC's wholly-owned subsidiaries, Lake Pontchartrain Showboat, Inc. (LPSI) and Showboat Louisiana, Inc. (SLI), and OSI's wholly-owned subsidiaries Atlantic City Showboat, Inc. (ACSI) and Ocean Showboat Finance Corporation (OSFC). All material intercompany balances and transactions have been eliminated in consolidation.

        LPSI was formed in 1993 to manage a riverboat casino in New Orleans, Louisiana pursuant to a management contract. SLI was also formed in 1993 to hold a 30% equity interest in Showboat Star Partnership (SSP) which owns the riverboat casino managed by LPSI. In 1993, the Company invested $18,600,000 in SSP for its 30% equity interest in the riverboat casino. Effective March 1, 1994, the Company purchased an additional 20% equity interest from its partner for $9,000,000 (Note 12). Operation of the riverboat casino commenced on November 8, 1993. The investment by SLI in SSP has been accounted for under the equity method of accounting. The Company's equity in the income or loss of SSP is included in the Consolidated Statement of Income as equity in loss of unconsolidated affiliate. LPSI receives a management fee from SSP of 5.0% of casino revenues net of gaming taxes of 18.5% and boarding fees. Management fees are included in other revenues in the Consolidated Statement of Income.

    Casino Revenue and Complimentaries

        In accordance with common industry practice, casino revenues are the net of gaming wins less losses.

        Complimentaries primarily consist of rooms, food and beverage furnished gratuitously to customers. The sales values of such services are included in the respective revenue classifications and are then deducted as complimentaries. Complimentary rates are periodically reviewed and adjusted by management.



                                  -70-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

    Fair Value of Certain Financial Instruments

        The carrying amount of cash equivalents, accounts receivable and all current liabilities approximates fair value because of the short maturity of these instruments. See Notes 4 and 11 for additional fair value disclosures.

    Property and Equipment

        Property and equipment are stated at cost. Depreciation, including amortization of capitalized leases, is computed using the straight-line method. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

        Estimated useful lives for property and equipment are 5 to 15 years for land improvements, 10 to 40 years for buildings and 2 to 10 years for furniture and equipment.

    Interest Costs

        Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. For the year ended December 31, 1993, $1,085,000 of interest cost was capitalized. No interest was capitalized in the years ended December 31, 1992 and 1991.









                                  -71-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Income Taxes

        In February 1992, the Financial Accounting Standards Board
    (FASB) issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

        Effective January 1, 1993, the Company adopted FAS 109 and has reported the cumulative effect of that change in accounting method in the 1993 Consolidated Statement of Income.

        The Company previously used the asset and liability method under Statement of Financial Accounting Standards No. 96 (FAS 96). Under the asset and liability method of FAS 96, deferred tax assets and liabilities were recognized for all the events that had been recognized in the financial statements. Under FAS 96, the future tax consequences of recovering assets or settling liabilities at their financial statement carrying amounts were considered in calculating deferred income taxes. Generally, FAS 96 prohibited consideration of any other future events in calculating deferred income taxes.

        The Company and its subsidiaries file a consolidated federal income tax return. For tax reporting purposes, the Company has elected to continue its fiscal year ending June 30.

    Postemployment and Postretirement Benefits

        The Company does not currently provide any significant postemployment or postretirement benefits.








                                  -72-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Amortization of Original Issue Discount and Debt Issuance Costs

        Original issue discount is amortized over the life of the related indebtedness using the effective interest method.

        Costs associated with the issuance of debt have been deferred and are being amortized over the life of the related indebtedness using a weighted average method based on retirement schedules specified in the debt indentures.

    Income Per Common and Equivalent Share

        Income per common and equivalent share is based on the weighted average number of shares outstanding. Such averages were 15,099,147, 11,584,275 and 11,410,208 during the years ended
    December 31, 1993, 1992 and 1991, respectively. Fully-diluted and primary income per common and equivalent share are the same.

    Preopening and Development Costs

        The Company is currently investigating expansion opportunities in new gaming jurisdictions. Costs associated with these investigations are expensed as incurred until such time as a particular opportunity is determined to be viable, generally when the Company is selected as the operator of a new gaming facility or a gaming license has been granted.

        Costs incurred during the construction and preopening phase are capitalized. Types of costs capitalized include professional fees, salaries and wages, temporary office expenses, marketing expenses and training costs. When the new operation opens for business, preopening costs will be amortized over a period not to exceed 12 months using the straight-line method.

        Costs associated with the preopening of the riverboat casino on Lake Pontchartrain in New Orleans, Louisiana were written-off upon commencement of operations on November 8, 1993 and totaled $4,246,000. The Company's share of those costs of $1,274,000 are included in equity in loss of unconsolidated affiliate in the December 31, 1993 Consolidated Statement of Income.

    Reclassifications

        Certain prior year balances have been reclassified to conform to the current year's presentation.


                                  -73-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


2.  RECEIVABLES

        Receivables consist of the following:

                                                        December 31,
                                                    -------------------
                                                      1993      1992
                                                    --------- ---------
                                                       (In thousands)

      Casino                                          $6,816    $6,964
      Hotel                                            1,020       715
      Employees                                           88        86
      Other                                              935       406
                                                    --------- ---------
                                                       8,859     8,171
      Less allowance for doubtful accounts             2,946     3,079
                                                    --------- ---------
      Receivables, net                                $5,913    $5,092
                                                    ========= =========


3.  ACCRUED LIABILITIES

        Accrued liabilities consist of the following:


                                                        December 31,
                                                    -------------------
                                                      1993      1992
                                                    --------- ---------
                                                       (In thousands)

      Interest                                        $4,240    $6,029
      Salaries and wages                               8,289     7,540
      Taxes, other than taxes on income                1,988     1,641
      Medical and liability claims                     2,983     3,036
      Advertising and promotion                        2,397     3,068
      Outstanding chips and tokens                     1,204     1,308
      Other                                            2,563     2,545
                                                    --------- ---------
      Total accrued liabilities                      $23,664   $25,167
                                                    ========= =========







                                  -74-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


4.  LONG-TERM DEBT

        Long-term debt consists of the following:

                                                        December 31,
                                                    -------------------
                                                      1993      1992
                                                    --------- ---------
                                                       (In thousands)

      9 1/4% First Mortgage Bonds due 2008 (a)      $275,000  $    -
      11 3/8% Mortgage-Backed Bonds Due 2002 (b)         -     149,444
      13% Subordinated Sinking Fund Debentures Due
        October 1, 2004 (c)                              -      32,949
      Construction and term loan, repaid in 1993         -      17,192
      Capitalized lease obligations (Note 5)           5,617     9,531
                                                    --------- ---------
                                                     280,617   209,116
      Less current maturities                          3,574    54,055
                                                    --------- ---------
                                                    $277,043  $155,061
                                                    ========= =========

        (a) On May 18, 1993, the Company issued $275,000,000 of 9 1/4%
    First Mortgage Bonds due 2008 (First Mortgage Bonds). The proceeds from the sale of the First Mortgage Bonds were $268,469,000, net of underwriting discounts and commissions. Proceeds from the sale of the First Mortgage Bonds were used to redeem all of the outstanding 11 3/8% Mortgage-Backed Bonds Due 2002 at 105.7% of the principal amount plus accrued interest. The remaining proceeds were reserved by the Company to benefit existing facilities and to expand into new facilities or gaming jurisdictions.

        The First Mortgage Bonds are unconditionally guarantied by OSI, ACSI and SOC. Interest on the First Mortgage Bonds is payable semi-annually on May 1 and November 1 of each year commencing November 1, 1993. The First Mortgage Bonds are not redeemable prior to May 1, 2000. Thereafter, the First Mortgage Bonds will be redeemable, in whole or in part, at redemption prices specified in the Indenture for the First Mortgage Bonds (Indenture). The First Mortgage Bonds are senior secured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu with the Company's senior indebtedness. The First Mortgage Bonds are





                                  -75-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


4.  LONG-TERM DEBT (continued)

    secured by a deed of trust representing a first lien on the Las Vegas hotel casino (other than certain assets), by a pledge of all outstanding shares of capital stock of OSI, an intercompany note by ACSI in favor of SBO and a pledge of certain intellectual property rights of the Company. OSI's obligation under its guaranty is secured by a pledge of all outstanding shares of capital stock of ACSI. ACSI's obligation under its guaranty is secured by a leasehold mortgage representing a first lien on the Atlantic City hotel casino (other than certain assets). SOC's guaranty is secured by a pledge of certain assets related to the Las Vegas hotel casino.

        The Indenture places significant restrictions on SBO and its subsidiaries, including restrictions on making loans and advances by SBO to subsidiaries which are Non-Recourse Subsidiaries or subsidiaries in which SBO owns less than 50% of the equity. All capitalized terms not otherwise defined in this paragraph have the meanings assigned to the Indenture. The Indenture also places significant restrictions on the incurrence of additional Indebtedness by SBO and its subsidiaries, the creation of additional Liens on the Collateral securing the First Mortgage Bonds, transactions with Affiliates and the investment of SBO and its subsidiaries in certain Investments. In addition, the terms of the Indenture prohibit SBO and its subsidiaries from making a Restricted Payment unless, at the time of such Restricted Payment:
    (i) no Default or Event of Default has occurred or would occur as a consequence of such restricted payment; (ii) SBO, at the time of such Restricted Payment and after giving pro forma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, would have been permitted to incur at least $1.00 of additional Indebtedness; and, (iii) such Restricted Payment, together with the aggregate of all other Restricted Payments by SBO and its subsidiaries is less than the sum of (x) 50% of the Consolidated Net Income of SBO for the period (taken as one accounting period) from April, 1993 to the end of SBO's most recently ended fiscal quarter for which internal financial statements are available, plus (y) 100% of the aggregate net cash proceeds received by SBO from the issuance or sale of Equity Interests of SBO since the Issue Date, plus (z) Excess Non-Recourse Subsidiary Cash Proceeds received after the Issue Date. The term Restricted Payment does not include, among other things, the payment of any dividend if, at the time of declaration of such dividend, the dividend would have complied with the




                                  -76-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


4.  LONG-TERM DEBT (continued)

    provisions of the Indenture; the redemption, repurchase, retirement, or other acquisition of any Equity Interest of SBO out of proceeds of, the substantially concurrent sale of other Equity Interests of SBO; Investments by SBO in an amount not to exceed $75,000,000 in the aggregate in any Non-Recourse Subsidiary engaged in a Gaming Related Business; Investments by SBO in any Non-Recourse Subsidiary engaged in a Gaming Related Business in an amount not to exceed in the aggregate 100% of all cash received by SBO from any Non-Recourse Subsidiary up to $75,000,000 in the aggregate and thereafter, 50% of all cash received by SBO from any Non-Recourse Subsidiary other than cash required to be repaid or returned to such Non-Recourse Subsidiary provided that the aggregate amount of Investments pursuant thereto does not exceed $125,000,000 in the aggregate; and the purchase, redemption, defeasance of any pari passu Indebtedness with a substantially concurrent purchase, redemption, defeasance, or retirement of the First Mortgage Bonds (on a pro rata basis).

        (b) In March 1987, the Company issued $180,000,000 of 11 3/8% Mortgage-Backed Bonds Due 2002 (Mortgage-Backed Bonds). Interest was payable semi-annually on March 15 and September 15 of each year. During the years ended December 31, 1991 and 1990, the Company repurchased $12,096,000 and $18,460,000 face value, respectively, of the Mortgage-Backed Bonds (Note 10). In accordance with the provisions of the Indenture for the First Mortgage Bonds, the Mortgage-Backed Bonds were redeemed on June 18, 1993 at 105.7% of par plus accrued interest.

        (c) During fiscal year 1985, the Company issued $57,500,000 of 13% (effective rate of 15.75%) Subordinated Sinking Fund Debentures Due October 1, 2004 (Debentures), with interest payable semi-annually. The Debentures were redeemable at any time at the option of the Company, in whole or in part, at par plus accrued interest or the Debentures may have been reacquired through purchases in the open market. The Debentures had a mandatory sinking fund requirement beginning October 1, 1991, designed to











                                  -77-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


4.  LONG-TERM DEBT (continued)

    retire 80% of the issue prior to maturity. On October 1, 1992 and 1991, the Company applied $2,875,000 of previously repurchased Debentures toward the sinking fund requirement. On October 29, 1992, the Company made a redemption of $2,875,000 of Debentures.
    On January 29, 1993, the Company redeemed in full the Debentures at par plus accrued interest (Note 10).

        At December 31, 1993, the Company's Atlantic City subsidiary, ACSI, had available an unsecured line of credit for general working capital purposes totaling $15,000,000. Interest is payable monthly at the bank's prime rate plus .5%. The Bank's prime rate was 6.0% at December 31, 1993. The line of credit is guarantied by OSI and expires in August 1994. Borrowings on this line of credit may not be used for the payment of management fees or to fund ventures in other jurisdictions. At December 31, 1993, ACSI had all the funds under this line of credit available for use.

        Maturities of the Company's long-term debt are as follows:

      Year ending                                  (In thousands)
      December 31,
        1994                                          $3,574
        1995                                              20
        1996                                           1,950
        1997                                              25
        1998                                              29
        Thereafter                                   275,019
                                                    ---------
                                                    $280,617
                                                    =========


        The fair value of the Company's First Mortgage Bonds was $283,250,000 at December 31, 1993 based on the quoted market price of the First Mortgage Bonds. The carrying amount of capital leases approximates fair value at December 31, 1993.












                                  -78-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


5.  LEASES

        The Company leases certain furniture and equipment and a warehouse under long-term lease agreements. The leases covering furniture and equipment expire in 1994 and the warehouse lease expires in 2001. The Company has the option to purchase the warehouse from January 1, 1996 through March 31, 2001 at an option price of approximately $1,928,000.

        Property leased under capital leases by major classes are as follows:

                                                        December 31,
                                                    -------------------
                                                      1993      1992
                                                    --------- ---------
                                                       (In thousands)

      Building - warehouse                            $2,050    $2,050
      Furniture and equipment                         22,621    23,417
                                                    --------- ---------
                                                      24,671    25,467
      Less accumulated amortization                   19,456    21,308
                                                    --------- ---------
                                                      $5,215    $4,159
                                                    ========= =========

        ACSI is leasing 10 1/2 acres of Boardwalk property in Atlantic City, New Jersey for a term of 99 years commencing October 1983. Annual rent payments, which are payable monthly, commenced upon opening of the Atlantic City Showboat. The rent is adjusted annually based upon increases or decreases in the Consumer Price Index. In April 1993, the annual rent increased $243,000 to $8,118,000. ACSI is responsible for taxes, assessments, insurance and utilities.






















                                  -79-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


5.  LEASES (continued)

        The following is a schedule of future minimum lease payments for capital leases and operating leases (with initial or remaining terms in excess of one year) as of December 31, 1993:

                                                     Capital  Operating
                                                     Leases    Leases
                                                    --------- ---------
      Year ending                                      (In thousands)
      December 31,
        1994                                          $4,014    $9,537
        1995                                             286     9,773
        1996                                           1,961     9,629
        1997                                              33     9,783
        1998                                              33     9,916
        Thereafter                                        20   797,971
                                                    --------- ---------
      Total minimum lease payments                     6,347  $846,609
                                                              =========
      Less amount representing interest
        (10.4% to 12.9%)                                 730
                                                    ---------
      Present value of net minimum
        capital lease payments                        $5,617
                                                    =========

        Rent expense for all operating leases was $9,287,000, $8,659,000 and $8,046,000 for the years ended December 31, 1993,
    1992 and 1991, respectively.



























                                  -80-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


6.  STOCK PLANS

        On May 17, 1990, the shareholders of SBO approved a long-term incentive plan in which officers and key employees of the Company participate. Up to 600,000 shares of SBO common stock may be awarded to plan participants as either restricted shares or stock options. Restricted shares and options shall vest over a five-year period. The options are exercisable, subject to vesting, over ten years at option prices determined by SBO's Compensation Committee provided that the option price is not less than 100% of the fair market value of the Company's common stock determined on the date of grant of the options. As of December 31, 1993, 127,900 restricted shares have been issued from treasury.

        On May 17, 1990, the shareholders of SBO approved the Directors' Stock Option Plan whereby options to purchase up to 120,000 shares of SBO common stock may be granted at an option price no less than 100% of the fair market value of the shares on
    the date of grant.   Under the terms of the Directors' Plan, each
    option shall be exercisable in full one year after the date of grant. Unless special circumstances exist, each option shall expire on the tenth anniversary of the date of grant or two years after the director's retirement.

        In April 1992, the Board of Directors of the Company adopted the 1992 Employee Stock Option Plan (Plan) for all full-time and part-time employees. The Company reserved an aggregate of 1,000,000 shares of SBO common stock for issuance under the Plan. The exercise price of an option awarded under the Plan cannot be less than the fair market value of the Company's common stock on the date of grant. The number of options granted to an employee is based on the employee's years of service with the Company.
    Options, all of which expire ten years from the date of grant, are subject to vesting and continued affiliation with the Company.























                                  -81-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


6.  STOCK PLANS (continued)

        A summary of certain stock option information is as follows:

                                             Year ended December 31,
                                          -----------------------------
                                            1993      1992      1991
                                          --------- --------- ---------

      Options outstanding at January 1     901,080   393,570   386,850

      Granted                               96,550   521,550    21,000
      Exercised                           (176,560)   (6,840)   (2,280)
      Forfeited                             (8,750)   (7,200)  (12,000)
                                          --------- --------- ---------
      Options outstanding at December 31   812,320   901,080   393,570
                                          ========= ========= =========

      Option price range at December 31   $6.50 to  $6.50 to  $6.50 to
                                           $18.00    $14.50     $8.00

      Options exercisable at December 31   529,495   120,430    82,245

        Unearned compensation in connection with restricted stock issued for future services was recorded on the date of grant at the fair market value of SBO's common stock and is being amortized ratably from the date of grant over the five-year vesting period as it is earned. Compensation expense of $111,000, $156,000 and $203,000 was recognized during the years ended December 31, 1993, 1992 and 1991, respectively. Unearned compensation has been shown as a reduction of shareholders' equity in the accompanying Consolidated Balance Sheets.

























                                  -82-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


7.  SHAREHOLDERS' EQUITY

        On December 24, 1992, the Company issued 3,450,000 shares of its $1.00 par value common stock in a public offering. The price to the public was $15.50 per share. Net proceeds of the offering, after deducting all associated costs, was $50,366,000 or $14.60 per newly issued share. Proceeds of the offering were used in January 1993 to redeem all of SBO's 13% Subordinated Sinking Fund Debentures Due 2004 and to fully prepay the balance outstanding on the construction and term loan.


8.  INCOME TAXES

        As discussed in Note 1, the Company adopted FAS 109 effective January 1, 1993. The cumulative effect of the change in method of accounting for income taxes of $556,000 is determined as of January 1, 1993 and is reported separately in the Consolidated Statement of Income for the year ended December 31, 1993. Prior year financial statements have not been restated to apply the provisions of FAS 109.

        Total income tax expense for the year ended December 31, 1993 was allocated as follows:

                                                          (In thousands)
      Continuing operations                                    $10,474

      Extraordinary item                                        (4,487)

      Shareholders' equity, related to
        compensation expense deferred and
        reported as a reduction of shareholders'
        equity for financial reporting purposes                   (661)
                                                              ---------
                                                                $5,326
                                                              =========




















                                  -83-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


8.  INCOME TAXES (continued)

        Income tax expense attributable to income from continuing operations consists of:

                                             Year ended December 31,
                                          -----------------------------
                                            1993      1992      1991
                                          --------- --------- ---------
                                                  (In thousands)
      U.S. federal
        Current                             $7,910    $6,519    $2,858
        Deferred                               965       238     1,230
                                          --------- --------- ---------
                                             8,875     6,757     4,088
                                          --------- --------- ---------
      State and local
        Current                              1,195       -         -
        Deferred                               404       -         -
                                          --------- --------- ---------
                                             1,599       -         -
                                          --------- --------- ---------
      Total
        Current                              9,105     6,519     2,858
        Deferred                             1,369       238     1,230
                                          --------- --------- ---------
                                           $10,474    $6,757    $4,088
                                          ========= ========= =========

        In 1992 and 1991, income tax expense of $6,757,000 and $4,088,000, respectively, represents income tax expense from continuing operations before extraordinary items. In 1992, as a result of an extraordinary loss of $5,164,000 (Note 10), the Company recognized an income tax benefit of $1,756,000 resulting in total income tax expense of $5,001,000. In 1991, as a result of an extraordinary gain of $273,000 (Note 10), the Company recognized additional income tax expense of $93,000 resulting in total income tax expense of $4,181,000.



















                                  -84-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


8.  INCOME TAXES (continued)

        Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the year ended December 31, 1993 and 34% for the years ended December 31, 1992 and 1991 to pretax income from continuing operations as a result of the following:

                                             Year ended December 31,
                                          -----------------------------
                                            1993      1992      1991
                                          --------- --------- ---------
                                                  (In thousands)

      Computed "expected" tax expense       $8,378    $7,689    $3,435
      Increase (reduction) in income
        taxes resulting from:
          Change in the beginning of the
            year balance of the valuation
            allowance for deferred tax
            assets allocated to income
            tax expense                        224       -         -
          Adjustment to deferred tax
            assets and liabilities for
            enacted changes in tax rates       383       -         -
          State and local income taxes,
            net of federal tax benefit         930       -         -
          Impact of settlement of Internal
            Revenue Service examination        -        (102)      -
          Restricted interest assessment,
            net of tax                         619       -         -
          Impact of graduated tax rates        (90)      -         -
          Other, net                            30      (830)      653
                                          --------- --------- ---------
          Income tax expense               $10,474    $6,757    $4,088
                                          ========= ========= =========





















                                  -85-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


8.  INCOME TAXES (continued)

        The significant components of deferred income tax expense attributable to income from continuing operations for the year ended December 31, 1993 are as follows:

                                                          (In thousands)
      Deferred tax expense (exclusive of other
        components listed below)                                  $762
      Adjustment to deferred tax assets and
        liabilities for enacted changes in tax rates               383
      Change in beginning of the year balance of
        the valuation allowance for deferred tax
        assets                                                     224
                                                              ---------
                                                                $1,369
                                                              =========

        For the years ended December 31, 1992 and 1991, deferred income tax expense of $238,000 and $1,230,000, respectively, results from temporary differences in the recognition of income and expenses for income tax and financial reporting purposes. The sources and tax effects of these temporary differences are as follows:

                                                         Year ended
                                                        December 31,
                                                    -------------------
                                                      1992      1991
                                                    --------- ---------
                                                       (In thousands)

      Depreciation and amortization                   $1,250      $556
      Utilization of credit carryforwards, net         1,145      (676)
      Provision for loss on Casino Reinvestment
        Development Authority obligation              (1,496)       31
      Allowance for doubtful accounts                    309       342
      Preopening costs                                   369     1,511
      Accrued vacations                                 (359)     (149)
      Impact of settlement of Internal Revenue
        Service examination                             (625)      -
      Other, net                                        (355)     (385)
                                                    --------- ---------
                                                        $238    $1,230
                                                    ========= =========













                                  -86-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


8.  INCOME TAXES (continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 are as follows:

                                                          (In thousands)
      Deferred tax assets:
        Casino Reinvestment Development
          Authority obligation                                 ($1,566)
        Accrued vacations                                       (1,621)
        Allowance for doubtful accounts                         (1,210)
        Alternative minimum tax credit carryforwards            (2,423)
        Other                                                   (3,606)
                                                              ---------
      Total gross deferred tax assets                          (10,426)
      Less valuation allowance                                     601
                                                              ---------
      Net deferred tax assets                                   (9,825)
                                                              ---------
      Deferred tax liabilities:
        Depreciation and amortization                           17,350
        Capitalized interest                                     2,571
                                                              ---------
      Total gross deferred tax liabilities                      19,921
                                                              ---------

      Net deferred tax liability                               $10,096
                                                              =========




















                                  -87-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


8.  INCOME TAXES (continued)

        Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 1992 relate to the following:

                                                          (In thousands)

      Depreciation and amortization                            $13,931
      Utilization of credit carryforwards                       (2,032)
      Capitalized interest                                       2,572
      Allowance for doubtful accounts                           (1,047)
      Accrued vacations                                         (1,328)
      Provision for loss on Casino Reinvestment
        Development Authority obligation                        (1,496)
      Other                                                     (1,317)
                                                              ---------
      Net deferred tax liability                                $9,283
                                                              =========

        The valuation allowance for deferred tax assets as of January 1, 1993 was $377,000. The net change in the total valuation allowance for the year ended December 31, 1993 was an increase of $224,000.

        At December 31, 1993, the Company had available $2,423,000 of alternative minimum tax credit carryforwards which are available to reduce future federal regular income taxes, if any, over an indefinite period.

        For State of New Jersey income tax purposes, the Company has available $1,144,000 of net operating loss carryforwards which expire through 1997.















                                  -88-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (continued)



9.  EMPLOYEE BENEFIT PLANS

        The Company maintains a profit sharing and retirement plan for eligible employees who are not covered by a collective bargaining agreement or by another retirement plan to which the Company is required to contribute. Contributions to the plan are made at the discretion of the Board of Directors of SBO. The benefits are limited to the allocated interest in the fund assets and each participant's account vests over a seven-year period. Contributions accrued by the Company were $195,000, $175,000 and $150,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

        The Company maintains a retirement and savings plan for eligible employees of ACSI and OSI. Under the terms of the plan, eligible employees may defer up to 3% of their compensation, as defined, of which 100% of the deferral is matched by ACSI. Eligible employees may contribute an additional 12% of their compensation which will not be matched by the Company. Contributions by the Company vest over a five-year period. The Company contributed $1,330,000, $1,110,000 and $776,000 to this plan for the years ended December 31, 1993, 1992 and 1991, respectively.

        Effective January 1, 1994, SOC and LPSI adopted the provisions of the retirement and savings plan previously available to the eligible employees of ACSI and OSI. The Company has requested a determination letter from the Internal Revenue Service to allow the Company to merge the present profit sharing plan and the retirement and savings plan.

        The Company's union employees are covered by union-sponsored, collectively-bargained, multi-employer pension plans. The Company contributed and charged to expense $1,197,000, $1,182,000 and $1,184,000 during the years ended December 31, 1993, 1992 and 1991, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.












                                  -89-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


10. EXTRAORDINARY ITEMS

        On June 18, 1993, the Company redeemed all of its remaining Mortgage-Backed Bonds at 105.7% plus accrued and unpaid interest up to and including the redemption date. The Company recognized an extraordinary loss before any income tax benefit of $11,166,000 as a result of the write-off of the unamortized debt issuance costs of $2,666,000 and the payment of a 5.7% redemption premium of $8,500,000. The after tax loss was $6,679,000 or $.44 per share.

        On December 30, 1992, the Company notified debentureholders of its intent to redeem all of the outstanding Debentures at par plus accrued interest on January 29, 1993. Accordingly, at December 31, 1992, the Company reclassified the outstanding principal balance of $32,949,000 to current maturities of long-term debt and recognized an extraordinary loss of $5,164,000 before an income tax benefit of $1,756,000 as a result of the write-off of the unamortized discount and debt issuance costs. The after tax loss was $3,408,000 or $.29 per share.

        In 1991, OSI purchased $12,096,000 face value of the Company's Mortgage-Backed Bonds for $11,696,000. Accordingly, after a charge of $127,000 for unamortized bond issuance costs, the Company realized an extraordinary gain of $273,000 before income taxes of $93,000 resulting in an after tax gain of $180,000 or $.02 per share.























                                  -90-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


11. NEW JERSEY INVESTMENT OBLIGATION

        The New Jersey Casino Control Act (Act) provides, among other things, for an assessment on a gaming licensee based upon its gross casino revenues after completion of its first full year of operation. This assessment may be satisfied by investing in qualified direct investments, purchasing bonds issued by the Casino Reinvestment Development Authority (CRDA), or paying an "alternative tax". In order for direct investments to be eligible, they must be approved by the CRDA.

        Deposits with the CRDA bear interest at two-thirds of market rates resulting in a current value lower than cost. At December 31, 1993 and 1992, deposits and other assets include $5,010,000 and $9,431,000, respectively, representing the Company's deposit with the CRDA of $7,488,000 as of December 31, 1993 and $14,121,000 as
    of December 31, 1992, net of a valuation allowance of $2,478,000 and $4,690,000, respectively. The carrying value of these deposits, net of the valuation allowance, approximates fair value.

        The CRDA, as an agency of the City of Atlantic City, is responsible for the redevelopment of the area surrounding the Boardwalk. The Company has requested and the CRDA has approved that $8,000,000 of the Company's deposits with the CRDA will be used in connection with the expansion of a City street leading to the Atlantic City Showboat. In connection with its approval, the CRDA required the Company to donate $2,000,000 of its deposits with the CRDA to certain public programs. Construction of the City street commenced in the fourth quarter of 1993 and is expected to be completed in 1994. The Company has reclassified these CRDA deposits, net of the valuation allowance, totaling $6,667,000 to construction in progress. When construction is complete, these costs will be amortized over seven years. The CRDA has set aside these deposits in a restricted account and the Company no longer receives the benefit of investment income on these funds.














                                  -91-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


11. NEW JERSEY INVESTMENT OBLIGATION (continued)

        The Company has applied for and received approval for approximately $8,800,000 in funding credits from the CRDA in connection with the construction of Atlantic City Showboat's additional hotel rooms. Pending the execution of a Credit Agreement with the CRDA, which states the terms and conditions by which the Company may receive funding credit, the Company may begin applying for and receiving funds from the CRDA as expenditures are made for the construction of the hotel rooms to the extent ACSI has available funds on deposit with the CRDA. The Company has approximately $2,500,000 in available deposits with the CRDA which they may apply for upon execution of the Credit Agreement, with the balance being applied to portions of future CRDA deposits.


12. COMMITMENTS AND CONTINGENCIES

        During 1993, the Company entered into construction contracts which commit the commit the Company to approximately $39,000,000 in expenditures in 1994 and approximately $7,000,000 in 1995.

        In December 1993, the Company agreed to purchase an additional 20% equity interest in Showboat Star Partnership from a partner for $9,000,000, increasing the Company's interest in the partnership to 50% subject to the approval of the Louisiana Riverboat Gaming Commission. The Louisiana Riverboat Gaming Commission approved the transaction in February 1994 and effective March 1, 1994, the Company acquired the additional 20% equity interest in Showboat Star Partnership.



















                                  -92-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


12. COMMITMENTS AND CONTINGENCIES (continued)

        In February 1994, Showboat and Waterfront Entertainment and Development, Inc. formed the Showboat Marina Partnership (SMP).
    SMP has filed a gaming application with the Indiana Gaming Commission to operate a riverboat on Lake Michigan in East Chicago, Indiana. Under the terms of the partnership agreement, Showboat will own 55% of SMP and is required to make an initial capital contribution of $1,000,000 and an additional contribution of $16,500,000 at such later dates as specified in the initial development budget.

        On January 4, 1994 the Atlantic City Housing Authority and Urban Redevelopment Agency (ACHA) declared ACSI to be in default for noncompliance with certain provisions contained in the contract between the two parties for ACSI's purchase of the land in Atlantic City for a new hotel tower currently under construction. Since the declaration of default, ACSI has been diligently working to cure the defaults. Management believes that as result of such efforts ACHA will ultimately rescind its notice of default.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. Additionally, the Company is presently undergoing an audit by the Internal Revenue Service for the tax years ending June 30, 1989 and 1990. The State of New Jersey is currently auditing the Company's state income tax returns for the tax years ended June 30, 1986 through 1992. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.



















                                  -93-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


13. SELECTED QUARTERLY DATA (Unaudited)

        Summarized unaudited financial data for interim periods for the years ended December 31, 1993 and 1992 are as follows:

                                Quarter ended (a)               Year
                      ---------------------------------------   ended
                       3/31/93   6/30/93   9/30/93  12/31/93  12/31/93
                      --------- --------- --------- --------- ---------
                            (In thousands except per share data)

    Net revenues       $85,496   $92,706  $108,005   $89,520  $375,727
    Income from
      operations (b)     7,685    11,983    18,250     7,501    45,419
    Income before
      extraordinary
      loss and cumula-
      tive effect
      adjustment(c)(d)   1,921     3,751     7,356       436    13,464
    Net income (loss)    2,477    (2,928)    7,356       436     7,341
    Income before
      extraordinary
      loss and
      cumulative effect
      adjustment per
      share(c)(d)         0.13      0.24      0.48      0.03      0.89
    Net income (loss)
      per share           0.16     (0.20)     0.48      0.03      0.49

                                Quarter ended (a)               Year
                      ---------------------------------------   ended
                       3/31/92   6/30/92   9/30/92  12/31/92  12/31/92
                      --------- --------- --------- --------- ---------
                            (In thousands except per share data)

    Net revenues       $85,523   $89,250   $99,105   $81,358  $355,236
    Income from
      operations        10,074    12,224    18,981     5,229    46,508
    Income before
      extraordinary
      loss(e)            2,628     3,973     8,426       830    15,857
    Net income (loss)    2,628     3,973     8,426    (2,578)   12,449
    Income before
      extraordinary loss
      per share (e)       0.23      0.34      0.73      0.07      1.37
    Net income (loss)
      per share           0.23      0.34      0.73     (0.22)     1.08


                                  -94-                       (continued)

                      SHOWBOAT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)


13. SELECTED QUARTERLY DATA (Unaudited) (continued)

    (a) Quarterly results may not be comparable due to the seasonal nature of the Atlantic City operation.
    (b) In 1993, the Company acquired a 30% equity interest in Showboat Star Partnership which was engaged in the development of a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana. Operation of the riverboat casino commenced on November 8, 1993. The Company's share of the partnership's loss from the commencement of operations through December 31, 1993, including the write-off of preopening costs of $1,274,000, is included in income from operations for the quarter ended December 31, 1993.
    (c) The Company adopted FAS 109 in 1993 and reported the cumulative effect of the change in method of accounting for income taxes as of January 1, 1993 in the 1993 Consolidated Statement of Income.
    (d) In the quarter ended June 30, 1993, the Company recognized an extraordinary loss of $6,679,000, net of tax, as a result of the redemption of all of its outstanding Mortgage-Backed Bonds (Note 10).
    (e) In the quarter ended December 31, 1992, the Company recognized an extraordinary loss of $3,408,000, net of tax, as a result of the planned redemption of all of its outstanding Debentures (Note 10).

                                                              Schedule II

                     SHOWBOAT, INC. AND SUBSIDIARIES
          AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
             PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
            For the Years Ended December 31, 1993, 1992 and 1991


                                                                Balance at end
                                              Deductions          of period
                                          ------------------- -------------------
                      Balance at                     Amounts
                      beginning            Amounts  written-              Non-
  Name of debtor       period   Additions collected    off     Current   Current
- --------------------- --------- --------- --------- --------- --------- ---------
                                          (In thousands)
Year ended
  December 31, 1993:
    R. Craig Bird          $20     $ -       $ -       $ -         $20     $ -
    Frank A. Modica         65       -         -         -          65       -

Year ended
  December 31, 1992:
    R. Craig Bird          $20     $ -       $ -       $ -         $20     $ -
    Frank A. Modica         65       -         -         -          65       -

Year ended
  December 31, 1991:
    R. Craig Bird          $20     $ -       $ -       $ -         $20     $ -
    Frank A. Modica         65       -         -         -          65       -



    Under the terms of the original agreements, these notes were due on demand on December 30, 1987 and September 25, 1987, respectively, and no demand was made. The notes were renewed and the notes are currently due on demand on August 4, 1994 and September 11, 1994, respectively. The notes from Mr. Bird and Mr. Modica are unsecured.

                                                                       Schedule V

                      SHOWBOAT, INC. AND SUBSIDIARIES
                          PROPERTY AND EQUIPMENT
                              (In thousands)
                Years Ended December 31, 1993, 1992 and 1991

                                                               Other
                                                              changes-
                                                                add
                                Balance at                    (deduct)   Balance
                                beginning Additions  Retire-  describe   at end
      Classification             of year   at cost    ments      (a)     of year
- ------------------------------- --------- --------- --------- -------------------

For the year ended
  December 31, 1993:
    Land                          $3,609        $7   $   -      $5,809    $9,425
    Land improvements                841       -        (300)      -        $541
    Buildings                    246,090        90      (349)   15,178  $261,009
    Furniture and equipment      122,573     2,898    (7,210)   26,917  $145,178
    Construction in progress       7,521    67,580        (3)  (47,904)  $27,194
                                --------- --------- --------- -------------------
                                $380,634   $70,575   ($7,862) $    -    $443,347
                                ========= ========= ========= ===================

For the year ended
  December 31, 1992:
    Land                          $3,609   $   -     $   -    $    -      $3,609
    Land improvements                841       -         -         -        $841
    Buildings                    243,618       122        (7)    2,357  $246,090
    Furniture and equipment      110,159     4,853    (3,312)   10,873  $122,573
    Construction in progress       2,342    18,421       (12)  (13,230)   $7,521
                                --------- --------- --------- --------- ---------
                                $360,569   $23,396   ($3,331) $    -    $380,634
                                ========= ========= ========= ========= =========

For the year ended
  December 31, 1991:
    Land                          $3,609   $   -     $   -     $   -      $3,609
    Land improvements                841       -         -         -        $841
    Buildings                    240,507       129       -       2,982  $243,618
    Furniture and equipment      109,637     6,304    (8,956)    3,174  $110,159
    Construction in progress       1,579     7,123      (204)   (6,156)   $2,342
                                --------- --------- --------- --------- ---------
                                $356,173   $13,556   ($9,160)  $   -    $360,569
                                ========= ========= ========= ========= =========

(a) Reclassified from construction in progress

                                                          Schedule VI

                      SHOWBOAT, INC. AND SUBSIDIARIES
                ACCUMULATED DEPRECIATION AND AMORTIZATION
                         OF PROPERTY AND EQUIPMENT
                              (In thousands)
                Years Ended December 31, 1993, 1992 and 1991


                                 Balance  Additions
                                   at     charged to          Balance
                                beginning costs and  Retire-   at end
      Classification             of year  expenses    ments    of year
- ------------------------------- --------- --------- --------- ---------
For the year ended
  December 31, 1993:
    Land improvements               $741       $24     ($304)     $461
    Buildings                     42,658     7,019      (293)   49,384
    Furniture and equipment       85,784    16,260    (6,362)   95,682
                                --------- --------- --------- ---------
                                $129,183   $23,303   ($6,959) $145,527
                                ========= ========= ========= =========

For the year ended
  December 31, 1992:
    Land improvements               $713       $28   $   -        $741
    Buildings                     36,374     6,288        (4)   42,658
    Furniture and equipment       73,010    15,696    (2,922)   85,784
                                --------- --------- --------- ---------
                                $110,097   $22,012   ($2,926) $129,183
                                ========= ========= ========= =========

For the year ended
  December 31, 1991:
    Land improvements               $685       $28   $   -        $713
    Buildings                     30,234     6,143        (3)   36,374
    Furniture and equipment       61,632    19,521    (8,143)   73,010
                                --------- --------- --------- ---------
                                 $92,551   $25,692   ($8,146) $110,097
                                ========= ========= ========= =========

                                                    Schedule VIII

                      SHOWBOAT, INC. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
                               (In thousands)
                 Years Ended December 31, 1993, 1992 and 1991


                       Balance   Charged
                         at     to costs   Charged            Balance
                      beginning    and    to other  Deductions at end
    Description        of year  expenses  accounts     (a)     of year
- --------------------- --------- --------- --------- --------- ---------
Year ended
  December 31, 1993:
    Allowance for
      doubtful
      accounts          $3,079    $1,849    $  -      $1,982    $2,946

Year ended
  December 31, 1992:
    Allowance for
      doubtful
      accounts           3,988     1,644       -       2,553     3,079

Year ended
  December 31, 1991:
    Allowance for
      doubtful
      accounts           5,021     2,924       -       3,957     3,988



(a) Accounts written-off.

                                                   Schedule X

                      SHOWBOAT, INC. AND SUBSIDIARIES
                SUPPLEMENTARY INCOME STATEMENT INFORMATION
               Years ended December 31, 1993, 1992 and 1991


                                Charged to costs and expenses
                                   Year ended December 31,
                                -----------------------------
                                  1993      1992      1991
                                --------- --------- ---------
                                         (In thousands)

Maintenance and repairs           $9,455    $9,128    $8,571
                                ========= ========= =========
Taxes other than payroll
  and income taxes:
    Gaming taxes and licenses    $26,580   $26,523   $24,378
    Property taxes                 7,374     6,529     6,088
    Other                            588       735       712
                                --------- --------- ---------
                                 $34,542   $33,787   $31,178
                                ========= ========= =========


Advertising costs                $14,085   $11,864   $13,923
                                ========= ========= =========


    Amortization of intangible assets is not set forth inasmuch as such items do not exceed one percent of total sales as shown in the related Consolidated Statements of Income.

    The Company pays no royalties.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ------------------------------------------------ --------------
          FINANCIAL DISCLOSURE.
          --------------------

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

     The following information is furnished with respect to each member of the Board of Directors of the Company, each of whom, unless otherwise indicated, has served as a director continuously since the year shown opposite his or her name. Similar information is presented for the executive officers who are not directors. There are no family relationships between or among any of the Company's directors, nominees to the Board of Directors or executive officers, except: (a) J.K. Houssels and Jeanne S. Stewart formerly were married and are the parents of J. Kell Houssels, III; and (b) Carolyn M. Sparks is the daughter of Fred L. Morledge who was a director from 1960 until July 1990, and Mr. Morledge currently holds the title of Director Emeritus of the Company.

IDENTIFICATION OF DIRECTORS
- ---------------------------


Name and Position with the          Age  Director   Background Information/1/
 Company/1/                               Since
==============================================================================
J.K. HOUSSELS                        71      1960  Vice President of the
 Chairman of the Board,                            Board of Directors of
  Director, President and Chief                    Union Plaza Hotel and
  Executive Officer of the                         Casino, Inc., Las Vegas,
  Company; Director of Atlantic                    Nevada; until July 25,
  City Showboat, Inc.; Chairman                    1991, Director of First
  of the Board and Director of                     Western Financial
  Showboat Operating Company,                      Corporation (savings and
  Showboat Development Company,                    loan association), Las
  Ocean Showboat, Inc., Ocean                      Vegas, Nevada.
  Showboat Finance Corporation,
  Showboat Louisiana, Inc., Lake
  Pontchartrain Showboat, Inc.,
  Showboat Indiana, Inc.,
  Showboat Mohawk, Inc. and
  Showboat Australia Pty Limited

WILLIAM C. RICHARDSON                67      1972  Independent financial
 Director of the Company and                       consultant, Los Angeles,
  Ocean Showboat, Inc.                             California; since April 1,
                                                   1991, arbitrator and
                                                   mediator for the American
                                                   Arbitration Association;
                                                   until March 30, 1991,
                                                   President, Chief Executive
                                                   Officer and Vice Chairman
                                                   of Western Capital Finan-
                                                   cial Group, Los Angeles,
                                                   California.


JOHN D. GAUGHAN                      73      1978  Chairman of the Board and
 Director of the Company,                          President of Exber, Inc.,
  Atlantic City Showboat, Inc.,                    doing business as the El
  Showboat Operating Company,                      Cortez Hotel and the
  Showboat Development Company,                    Western Hotel and Casino,
  Ocean Showboat, Inc., Ocean                      Las Vegas, Nevada;
  Showboat Finance Corporation,                    Chairman of the Board of
  Showboat Louisiana, Inc., Lake                   Union Plaza Hotel and
  Pontchartrain Showboat, Inc.,                    Casino, Inc., Las Vegas,
  Showboat Indiana, Inc.,                          Nevada./2/
  Showboat Mohawk, Inc. and
  Showboat Australia Pty Limited

JEANNE S. STEWART                    71      1979  Retired attorney, Las
 Director of the Company and                       Vegas, Nevada.
  Ocean Showboat, Inc.


Name and Position with the          Age  Director   Background Information/1/
 Company/1/                               Since
==============================================================================
FRANK A. MODICA                      66      1980  Until December 31, 1989,
 Chief Operating Officer,                          President and Chief Execu-
  Executive Vice President and                     tive Officer of Atlantic
  Director of the Company;                         City Showboat, Inc.;
  Director, President and Chief                    Director of First Security
  Executive Officer of Showboat                    Bank (formerly Continental
  Operating Company; Director of                   National Bank), Las Vegas,
  Showboat Development Company;                    Nevada.
  Director, President and Chief
  Executive Officer of Ocean
  Showboat, Inc.; Director and
  President of Ocean Showboat
  Finance Corporation; Chairman
  of the Board of Atlantic City
  Showboat, Inc.; Director,
  President and Chief Executive
  Officer of Showboat Louisiana,
  Inc. and Lake Pontchartrain
  Showboat, Inc.; Director and
  Vice Chairman of Showboat
  Indiana, Inc. and Showboat
  Mohawk, Inc.;  Director of
  Showboat Australia Pty Limited

H. GREGORY NASKY                     51      1983  Of counsel to the law firm
 Secretary and Director of the                     Kummer Kaempfer Bonner &
  Company and all subsidiaries;                    Renshaw, Las Vegas,
  Chief Executive Officer and                      Nevada, general counsel to
  Managing Director of Showboat                    the Company, since March
  Australia Pty Limited                            1, 1994.  Until March 1,
                                                   1994, member of the law
                                                   firm of Vargas & Bartlett,
                                                   Las Vegas and Reno,
                                                   Nevada, previous general
                                                   counsel to the Company.


J. KELL HOUSSELS, III                44      1983  Until January 1, 1990,
 Director and Vice President of                    Senior Vice President and
  the Company; Director of Ocean                   Chief Operating Officer of
  Showboat, Inc., Ocean Showboat                   Atlantic City Showboat,
  Finance Corporation, Showboat                    Inc.; November 1985 until
  Operating Company, Showboat                      January 1, 1989, Assistant
  Development Company, Showboat                    to the President of
  Louisiana, Inc., Lake                            Atlantic City Showboat,
  Pontchartrain Showboat, Inc.,                    Inc.
  and Showboat Australia Pty
  Limited; Executive Vice
  President of Ocean Showboat,
  Inc.; President and Chief
  Executive Officer of Atlantic
  City Showboat, Inc., Showboat
  Development Company, Showboat
  Mohawk, Inc. and Showboat
  Indiana, Inc.


Name and Position with the          Age  Director   Background Information/1/
 Company/1/                               Since
==============================================================================
GEORGE A. ZETTLER                   66       1986  Since January 1, 1991,
 Director of the Company and                       President World Trade
  Ocean Showboat, Inc.                             Services Group, Long
                                                   Beach, California; until
                                                   January 1, 1991, Presi-
                                                   dent, United Export Trad-
                                                   ing Company, Los Angeles,
                                                   California.


CAROLYN M. SPARKS                    52      1991  Co-owner of International
 Director of the Company and                       Insurance Services, Las
  Ocean Showboat, Inc.                             Vegas, Nevada; until
                                                   January 1991 Vice
                                                   President, Secretary and
                                                   Treasurer of International
                                                   Insurance Services, Ltd.;
                                                   until December 31, 1990,
                                                   claims administrator for
                                                   International Insurance
                                                   Services, Ltd.; Director
                                                   of Southwest Gas Corpora-
                                                   tion; Director of PriMerit
                                                   Bank - Federal Savings
                                                   Bank, Las Vegas, Nevada;
                                                   Regent, University of
                                                   Nevada System.

- ---------------
/1/ Positions held with the Company and any other business experience since 1989 and other directorships in companies with a class of securities registered under Section 12 of the Securities Exchange Act of 1934 ("Exchange Act") or subject to the requirements of Section 15(d) of the Exchange Act and companies registered under the Investment Company Act of 1940.

/2/ Mr. Gaughan also owns the Nevada Hotel and Casino, the Gold Spike Inn and
 Casino, and a controlling interest in the Las Vegas Club Hotel & Casino, each of which is located in Las Vegas, Nevada.



NON-DIRECTOR EXECUTIVE OFFICERS
- -------------------------------

     G. Clifford Taylor, Jr., 48, has been Executive Vice President and Chief Operating Officer of the Company's Nevada subsidiaries since December 1, 1988. He has served as Assistant Secretary of the Company since May 1990. He has also served as Treasurer of the Company and Showboat Operating Company since February 1981, and Showboat Development Company since June 1983. He has been Treasurer of Ocean Showboat, Inc. since December 1983, Atlantic City Showboat, Inc. since June 1984 and Ocean Showboat Finance Corporation since December 1986. He serves at the pleasure of the respective boards of directors.

     R. Craig Bird, 47, has been Vice President-Financial Administration of the Company since February 1988 and the Executive Vice President and Chief Operating Officer of Showboat Development Company since October 1993. Mr. Bird was Vice President-Financial Administration of Atlantic City Showboat, Inc. from March 1990 to October 1993. He serves at the pleasure of the respective boards of directors.

     Leann K. Schneider, 40, has been Vice President-Finance and Chief Financial Officer of the Company; Vice President-Finance and Chief Financial Officer of Showboat Operating Company since May 1990; Chief Financial Officer and Treasurer of Showboat Development Company since May 1993; and Treasurer of Showboat Mohawk, Inc., Showboat Louisiana, Inc. and Showboat Grande, Inc. since July 1993 and Treasurer of Showboat Indiana, Inc. since September 1993. From December 1989 until May 1990, she served as Vice President-Financial Relations and Chief Financial Officer of the Company. From December 1988 until December 1989, she served as Vice President-Financial Relations and Acting Chief Financial Officer of the Company. She serves at the pleasure of the respective boards of directors.

     Mark J. Miller, 37, has served as Executive Vice President and Chief Operating Officer of Atlantic City Showboat, Inc. since October 1993. Vice President-Finance of Ocean Showboat, Inc. since April 1988; and Vice President-Finance and Chief Financial Officer of Ocean Showboat Finance Corporation since April 1991. He served as Vice President-Finance and Chief Financial Officer of Atlantic City Showboat, Inc. from December 1988 to October 1993. He serves at the pleasure of the respective boards of directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
- --------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Common Stock, to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock. Directors, executive officers and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1993, all
Section 16(a) filing requirements were complied with except that one report of ownership for one transaction, covering an aggregate of 500 shares, was filed late by J.K. Houssels, and one report of ownership for one transaction, covering an aggregate of three shares, was filed late by George A. Zettler. Mr. Houssels' late filing disclosed a disposition by gift of 500 shares which was inadvertently not timely reported on Mr. Houssels' Forms 4, and Mr. Zettler's late filing disclosed a purchase of Common Stock due to a dividend reinvestment which also was inadvertently not timely reported on Mr. Zettler's Forms 4.

       The following tables set forth compensation received by J.K. Houssels, the Company's Chief Executive Officer, and the four other highest paid executive officers of the Company during the last fiscal year for each year of the three-year period ended December 31, 1993 for services rendered in all capacities to the Company and its subsidiaries:

                           SUMMARY COMPENSATION TABLE

                                             Annual compensation                        Long term compensation
                                    ---------------------------------------   --------------------------------------
                                                                                      Awards             Payouts/1/
                                                                              ----------------------   -------------
                                                                              Restricted                 Long-Term
                                                              Other annual       stock                   Incentive      All other
                                                              compensation     awards(s)    Options/   Plans payouts     compen-
Name and principal position  Year   Salary ($)    Bonus ($)        ($)            ($)       SARs (#)        ($)         sation ($)
                             ----  -----------   ----------   -------------   ----------    --------   -------------    ------------
J.K. Houssels,.............  1993   200,000.00   144,070.00        -0-              -0-          -0-         -0-        8,994.00/3/
President and Chief          1992   200,000.00   128,718.00    36,096.00/2/         -0-          -0-         -0-        8,728.00/3/
 Executive Officer of the    1991   200,000.00      -0-             *               -0-          -0-         -0-            *
 Company

Frank A. Modica,...........  1993   275,000.00   154,077.00    46,686.00/4/         -0-          -0-   110,400.00/5/           -0-
Executive Vice President     1992   275,000.00   152,232.00        -0-              -0-          -0-    95,606.63/6/           -0-
 and Chief Operating         1991   274,999.92   153,741.01         *               -0-          -0-    40,627.50/7/        *
 Officer of the Company

J. Kell Houssels, III,.....  1993   275,000.00   164,174.00        -0-              -0-          -0-   110,400.00/5/    8,994.00/3/
Vice President of the        1992   275,000.00   164,660.00        -0-              -0-          -0-    45,412.13/8/    8,728.00/3/
 Company; President and      1991   259,211.54   141,891.28         *               -0-          -0-    25,005.00/9/        *
 Chief Executive Officer
 of Atlantic City
 Showboat, Inc.

R. Craig Bird,.............  1993   171,096.00    79,964.00        -0-              -0-          -0-   34,500.00/10 /   8,994.00/3/
Vice President-              1992   146,462.00    78,300.00        -0-              -0-          -0-    6,813.00/11/    6,736.00/3/
Financial Administration     1991   134,952.68    80,202.49         *               -0-          -0-    3,750.00/11/        *
 of the Company

Mark J. Miller,............  1993   165,499.00    81,515.00        -0-              -0-          -0-    34,500.00/10/   8,994.00/3/
Executive Vice President     1992   148,308.00    79,787.00        -0-              -0-          -0-     6,813.00/11/   6,843.00/3/
 and Chief Operating         1991   136,635.12    77,434.46         *               -0-          -0-     3,750.00/11/        *
 Officer of Atlantic City
 Showboat, Inc.


*Pursuant to the transitional provisions applicable to the revised rules on executive officer and director compensation disclosure adopted by the Securities and Exchange Commission, for the amounts of "Other Annual Compensation" and "All Other Compensation" for fiscal years ended before December 15, 1992, no disclosure is required.

/1/Amounts represented in this column were received by the named individuals under either the Ocean Showboat, Inc. Stock Exchange Plan ("Stock Exchange Plan") or the Company's 1989 Executive Long-Term Incentive Plan ("1989 Plan") or both. Under the Stock Exchange Plan, the Company exchanged restricted shares of Common Stock for shares of Ocean Showboat, Inc. common stock. The restricted shares of Common Stock vested over a seven-year period, with the last of the restricted shares of Common Stock vesting in March 1992. The 1989 Plan is a Company-maintained incentive plan which provides for awards of restricted stock and stock options to key executives of the Company's operating subsidiaries.

/2/This amount represents excess coverage life insurance costs.

/3/This amount represents the Company's contribution to the named individual's 401(K) Plan account.

/4/This amount includes $25,200 in costs for excess coverage life insurance and a $16,176 automobile allowance.

/5/This amount represents the vesting of 4,800 shares under the 1989 Plan.

/6/Of this amount, $73,806.63 (5,417 shares) vested under the Stock Exchange Plan and $21,800.00 (1,600 shares) vested under the 1989 Plan.

/7/This amount represents the vesting of 5,417 shares under the Stock Exchange Plan.

/8/Of this amount, $23,612.13 (1,733 shares) vested under the Stock Exchange Plan and $21,800.00 (1,600 shares) vested under the 1989 Plan.

/9/Of this amount, $13,005.00 (1,734 shares) vested under the Stock Exchange Plan and $12,000.00 (1,600 shares) vested under the 1989 Plan.

/10/This amount represents the vesting of 1,500 shares under the 1989 Plan.

/11/This amount represents the vesting of 500 shares under the 1989 Plan.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                          Number of unexercised      Value of unexercised in-
                                                             options/SARs at        the-money options/SARs at
                            Shares          Value         December 31, 1993 (#)       December 31, 1993 ($)
                         acquired on       realized     --------------------------  --------------------------
         Name            exercise (#)         ($)       Exercisable  Unexercisable  Exercisable  Unexercisable
         ----            ------------      --------     -----------  -------------  -----------  -------------
J.K. Houssels..........       -0-            -0-          12,000          8,000       102,000         68,000

Frank A. Modica........       -0-            -0-          16,000         16,000       136,000        136,000

J. Kell Houssels, III..       -0-            -0-          19,200         12,800       163,200        108,800

R. Craig Bird..........       -0-            -0-           6,000          4,000        51,000         34,000

Mark J. Miller.........       -0-            -0-           6,000          4,000        51,000         34,000

Compensation Committee Interlocks and Insider Participation.
- -----------------------------------------------------------

     The Company's executive compensation is determined by the Compensation Committee ("Compensation Committee") of the Board of Directors. Until November 1993, the Compensation Committee consisted of Messrs. Zettler and Nasky. In January 1994, the Compensation Committee was reconstituted to consist of Messrs. Zettler and Richardson.

     At all times during 1993, H. Gregory Nasky was a director of the Company and the Secretary of the Company and its subsidiaries. Mr. Nasky was appointed Chief Executive Officer and Managing Director of Showboat Australia Pty Limited in November 1993. Additionally, Mr. Nasky was a member of the law firm of Vargas & Bartlett, previous general counsel to the Company. On March 1, 1994, Vargas & Bartlett was reorganized from which the law firm of Kummer Kaempfer Bonner & Renshaw was formed and proceeded as general counsel to the Company. Mr. Nasky is of counsel to Kummer Kaempfer Bonner & Renshaw. During 1993, the law firm of Vargas & Bartlett was paid $57,696.61 by the Company's Nevada gaming subsidiary, $53,872.48 by the Company's New Jersey subsidiaries, $350,247.97 by Showboat Development, $196,182.12 by the Company for its public bond offering, and $122,288.25 by the Company for other parent company matters.

Compensation of Directors
- -------------------------

     Remuneration of Non-Employee Directors.  For 1993, each non-employee
     --------------------------------------
director received a retainer of $1,500 per quarter plus attendance fees of $1,000 per meeting attended. Such fees are paid by the Company and OSI, as applicable. In addition, non-employee members of the Compensation Committee and the Audit Committee are paid $850 for each committee meeting attended. Only non-employee directors receive the retainer or attendance fees. Reasonable out-of-pocket expenses incurred in attending scheduled meetings are reimbursed as to all directors.

       1989 DIRECTORS' STOCK OPTION PLAN.  The Company maintains a director
       ---------------------------------
stock option plan entitled the 1989 Directors' Stock Option Plan ("Option Plan"). The Option Plan is designed to encourage non-employee directors to take a long-term view of the affairs of the Company; to attract and retain new superior non-employee directors; and to aid in compensating non-employee directors for their services to the Company. The Company's non-employee directors are William C. Richardson, John D. Gaughan, Jeanne S. Stewart, George
A. Zettler and Carolyn M. Sparks.

     Stock options granted under the Option Plan are intended to be designated non-qualified options or options not qualified as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended. Subject to adjustment by reason of stock dividend or split or other similar capital adjustments, an aggregate of 120,000 shares of Common Stock are reserved for issuance under the Option Plan.

     The administration of the Option Plan is carried out by a committee ("Committee") consisting of not less than two non-employee directors of the Company selected by and serving at the pleasure of the Company's Board of Directors. The Committee, unless permitted by holders of the majority of outstanding Common Stock, shall not have any discretion to determine or vary any matters which are fixed under the terms of the Option Plan. Fixed matters include, but are not limited to, which non-employee directors shall receive awards, the number of shares of the Common Stock subject to each option award, the exercise price of any option, and the means of acceptable payment for the exercise of the option. The Committee shall have the authority to otherwise interpret the Option Plan and make all determinations necessary or advisable for its administration. All decisions of the Committee are subject to approval of the Company's Board of Directors. Current members of the Committee are Mr. Zettler and Mr. Richardson.

     Under the terms of the Option Plan, each option shall be exercisable in full one year after the date of grant. Unless special circumstances exist, each option shall expire on the later of the tenth anniversary of the date of its grant or two years after the non-employee director retires. Each non-employee director initially receives a one-time option to purchase 5,000 shares of Common Stock following his or her election to the Board of Directors. Thereafter, each non-employee director receives a grant to purchase 1,000 shares of Common Stock each year, for five years following his or her election to the Board of Directors.

     The option exercise price is the greater of $7.625 or the fair market value, as defined under the Option Plan, of the Common Stock on the date such options are granted. The per share exercise price of options granted during 1993 pursuant to the Option Plan was $18.00.

     As of March 1, 1994, options representing 66,000 shares have been granted to the current five non-employee directors and three former non-employee directors and a director who has since become an employee. Of the outstanding options, options representing 60,000 shares are currently exercisable. The balance may not be exercised until April 27, 1994. As of December 31, 1993, none of the options granted pursuant to the Option Plan have been exercised.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ----------------------------------------------- --------------

     The following table sets forth the number of shares of Common Stock and the number of shares of Common Stock subject to options held by the Company's directors and those executive officers named in the Summary Compensation Table (See "Item 11. Executive Compensation -- Summary Compensation Table."), by all directors and executive officers as a group, and by persons beneficially owning more than 5% of the outstanding Common Stock at the close of business on February 28, 1994. The address for all directors and executive officers of the Company is: Showboat, Inc., 2800 Fremont Street, Las Vegas, Nevada 89104. Security ownership was verified with filings with the Securities and Exchange Commission received by the Company, and according to individual verification as of February 28, 1994, which the Company solicited and received from the beneficial owners listed in the following table:


Name                                 Amount and Nature of Beneficial Ownership
- ----------------------------------------------------------------------------------------
                            Number of Shares
                              Beneficially
                                 Owned        Number of Shares   Total Number
                               Excluding         Subject to           of
                                 Shares           Options           Shares
                              Subject to        Beneficially     Beneficially
                               Option/1/         Owned/2/           Owned        Percent
                          ------------------  ----------------  ---------------  -------
J.K. Houssels/3/..........    1,179,208/4/         20,000          1,199,208      8.0
William C. Richardson.....        5,000             9,000             14,000       *
John D. Gaughan...........      174,824/5/          9,000            183,824      1.2
Jeanne S. Stewart.........      406,686             9,000            415,686      2.8
Frank A. Modica...........       71,169/6/         32,000            103,169       *
H. Gregory Nasky..........        7,209/7/          9,000             16,209       *
J. Kell Houssels, III/8/..       81,017            32,000            113,017       *
George A. Zettler.........        1,955             9,000             10,955       *
Carolyn M. Sparks.........      350,058/9/          7,000            357,058      2.4
R. Craig Bird/10/.........       10,000            10,000             20,000       *
Mark J. Miller/11/........        5,200            10,000             15,200       *
All Directors and             2,318,993           186,000          2,504,993     16.5
 Executive Officers as
 a Group
 (13 persons).............
FMR Corp..................     1,237,350/12/            0          1,237,350      8.3
State of Wisconsin               757,000/13/            0            757,000      5.1
Investment Board..........


- ---------------------
  * Beneficial ownership does not exceed 1% of the outstanding Common Stock.

     /1/Unless otherwise specifically stated herein, each person has sole voting power and sole investment power as to the identified Common Stock ownership.

     /2/Shares subject to currently exercisable options or otherwise subject to issuance within 60 days of February 28, 1994, pursuant to either the 1989 Executive Long-Term Incentive Plan or the 1989 Directors' Stock Option Plan.

     /3/Mr. Houssels may be deemed to be a control person. Mr. Houssels is the Chairman of the Board, President and Chief Executive Officer of the Company.

     /4/Mr. Houssels' shareholdings include 11,450 shares held in his individual retirement account and 35,700 shares as a trustee of the J.K. Houssels, Jr., 1976 Trust Agreement. He disclaims beneficial ownership of 7,800 shares owned by his wife and such shares are excluded from this table.

     /5/Mr. Gaughan's shareholdings include 86,000 shares held by Exber, Inc., a Nevada corporation controlled by Mr. Gaughan, and 69,674 shares over which he shares voting power and investment power with his wife.

     /6/Mr. Modica is the Executive Vice President and Chief Operating Officer of the Company. Mr. Modica's shareholdings include 2,600 shares over which he shares voting power and investment power with his wife.

     /7/Mr. Nasky is the Secretary of the Company. Mr. Nasky's shareholdings include 1,000 shares owned by Mr. Nasky's wife over which he does not have voting power or investment power.

     /8/Mr. Houssels, III is the Vice President of the Company. Mr. Houssels, III is also the President and Chief Executive Officer of Atlantic City Showboat, Inc., a subsidiary of the Company.

     /9/Mrs. Sparks' shareholdings include 227,000 shares beneficially owned by her as a co-trustee of the Fred L. Morledge Family Trust and 123,058 shares beneficially owned by her as a co-trustee of The Sparks Family Trust.

     /10/Mr. Bird is the Vice President-Financial Administration of the Company and Chief Operating Officer of Showboat Development Company.

     /11/Mr. Miller is the Vice President and Chief Operating Officer of Atlantic City Showboat, Inc., a subsidiary of the Company.

     /12/FMR Corp. ("FMR"), the parent holding company of Fidelity Management
& Research Company, reported on a Schedule 13G, dated February 11, 1994, that it has sole investment discretion with respect to all of such shares and sole voting discretion with respect to 51,706 of such shares. With respect to such shares, FMR beneficially owns 880,650 shares or 5.9% of the total outstanding Common Stock at December 31, 1993, on behalf of Fidelity Magellan Fund, an investment company registered under the Investment Company Act of 1940. FMR's address is 82 Devonshire Street, Boston, MA 02109.

     /13/State of Wisconsin Investment Board ("Investment Board"), a Wisconsin State Agency, reported on a Schedule 13G, dated February 8, 1994, that it has sole voting and investment discretion to all such shares. The Investment Board's address is P.O. Box 7842, Madison, Wisconsin 53707.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     The Company made an unsecured loan to Frank A. Modica, Chief Operating Officer, Executive Vice President and Director of the Company, in the amount of $64,659.50 on September 30, 1993. Effective January 1, 1994, the loan was reduced to $56,801.75. The loan is payable on demand, or if no demand is made, on December 31, 1994, unless extended. The loan bears no interest, but interest is imputed to Mr. Modica at a rate of 3.91% per annum, compounded monthly.

     The Company made an unsecured loan to R. Craig Bird, Vice President-Financial Administration of the Company, and his spouse in the amount of $20,400.69 on August 5, 1993. The loan is payable on demand, or if no demand is made on August 4, 1994, unless extended. The loan bears no interest, but interest is imputed to Mr. and Mrs. Bird at a rate of 3.85% per annum, compounded monthly. The Company's subsidiary, Atlantic City Showboat, Inc., leases space at the Atlantic City Showboat to Mr. Bird for the operation of a gift shop and certain vending machines. During 1993, Mr. Bird paid rent and vending commissions to Atlantic City Showboat, Inc. in the amount of $112,888.29 and $39,793.89, respectively.

     The Company entered into a five-year lease agreement with Exber, Inc. commencing on February 15, 1994, for land nearby the Las Vegas Showboat. Exber, Inc., a Nevada corporation controlled by John D. Gaughan, a Director of the Company, has rights to the land pursuant to a sublease agreement dated November 5, 1966. The Company pays monthly rent of $13,095.80 and has an option to purchase the land and all of Exber, Inc.'s rights thereto for the purchase price of $1.4 million.

     Carolyn M. Sparks, a Director of the Company, is a co-owner of International Insurance Services, Ltd. The Company engaged International Insurance Services, Ltd. as its insurance adjuster for the Company's Nevada subsidiaries. During 1993, the Company paid International Insurance Services, Ltd. $115,858 for services rendered to the Company.

     Mr. Nasky was a member of the law firm of Vargas & Bartlett, previous general counsel to the Company. For information regarding fees paid to Vargas & Bartlett, see "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ------------------------------------------- -------------------

(a)(l) The following consolidated financial statements of the Company and its subsidiaries have been filed as a part of this report (See "Item 8:
          Financial Statements and Supplementary Data"):

          Independent Auditors' Report;

          Consolidated Balance Sheets at December 31, 1993 and 1992;

          Consolidated Statements of Income for the Years Ended December 31, 1993, 1992 and 1991;

          Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1993, 1992 and 1991;

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991; and

          Notes to Consolidated Financial Statements


   (2) The following additional information for the Years Ended December 31, 1993, 1992 and 1991 is submitted herewith/ SEE ITEM 8., FINANCIAL STATEMENT AND SUPPLEMENTARY DATA:


               Schedule II     Amounts Receivable from Related
                               Parties and Underwriters, Promoters, and
                               Employees Other Than Related Parties

               Schedule V      Property and equipment

               Schedule VI     Accumulated Depreciation and
                               Amortization of Property and Equipment

               Schedule VIII   Valuation and Qualifying Accounts

               Schedule X      Supplementary income statement
                               information

          All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

     (3)  Exhibits/1/


Exhibit
Number                         Description/2/
- -------                        -----------

3.01 Restated Articles of Incorporation of the Company dated June 28, 1988 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1988, Part IV, Item 14(a)(3), Exhibit 3.01.

3.02 Restated Bylaws of the Company dated February 25, 1993, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1992, Part IV, Item 14(a)(3), Exhibit 3.02.

4.01 Specimen common stock certificate for the common stock of the Company, is incorporated herein by reference from the Company's Form 10-Q for the Quarter Ended March 31, 1985, Part II, Item 6(a), Exhibit 4.01.

4.02 Form of Indenture for the 9 1/4% First Mortgage Bonds due 2008 among the Company, OSI, ACSI, SBOC, and Trustee dated May 18, 1993; Guaranty in favor of the Trustee issued by OSI, ACSI and SBOC; and Form of Bond Certificate for the 9 1/4% First Mortgage Bonds due 2008 are incorporated herein by reference from the Company's Form 8-K, dated May 18, 1993, Item 5, Exhibit 28.01.

10.01 Ground Lease between OSI and Resorts International, Inc. ("Resorts") dated October 26, 1983 is incorporated by reference herein from the Company's Form 8-K, as amended by the Form 8, filed with the Securities and Exchange Commission on November 28, 1983. Assignment and Assumption of Leases between OSI and ACSI dated December 3, 1985; First Amendment to Agreement between Resorts and ACSI dated January 15, 1985; Second Amendment to Lease

- ----------------
        /1/Copies of exhibits to this Form 10-K will be furnished to any requesting security holder who furnishes the Company a list identifying the exhibits to be copied by the Company at a charge of $.25 per page.


        /2/All exhibits which are incorporated by reference are incorporated from the Company's respective periodic reports, Securities and Exchange Commission File Number 1-7123.

          Agreement between Resorts and ACSI dated July 5, 1985 are incorporated herein by reference from the Form 10-K for the Year Ended June 30, 1985, Part IV, Item 14(a)(3), Exhibit 10.02. Restated Third Amendment to Lease Agreement dated August 28, 1986 between Resorts and ACSI is incorporated herein by reference from the Form 10-K for the Year Ended June 30, 1986, Part IV, Item 14(a)(3), Exhibit 10.08; Fourth Amendment to Lease Agreement by and between Resorts and ACSI dated December 16, 1986; Fifth Amendment to Lease Agreement between Resorts and ACSI dated March 2, 1987; Sixth Amendment to Lease Agreement between Resorts and ACSI dated March 13, 1987; Indemnity Agreement among Resorts, ACSI, and OSI dated January 15, 1985; Amended Indemnity Agreement among Resorts, ACSI, and OSI dated December 3, 1985 are incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.02; and Seventh Amendment to Lease Agreement between Resorts and ACSI dated October 18, 1988 is incorporated herein by reference from the Company's Form 8-K dated November 16, 1988, Item 7(c), Exhibit 28.01; and Eighth Amendment to Lease Agreement by and between ACSI and Resorts International, Inc. dated May 18, 1993 are incorporated by reference from the Company's Form 8-K, dated May 18, 1993, Item 5,
          Exhibit 28.06.

10.02 Equipment Lease Agreement by and between Tri-Continental Leasing Corporation and ACSI dated as of April 29, 1986; and Guarantee of SBO dated April 29, 1986 are incorporated herein by reference from the Company's Form 8-K dated April 21, 1986, Item 7(c), Exhibit 10.02; Progress Payment Agreement among Tri-Continental Leasing Corporation, ACSI, Tele-Measurements, Inc. dated April 29, 1986; Purchase Agreement Assignment among Tri-Continental Leasing Corporation, ACSI and Tele-Measurements, Inc. dated April 29, 1986; and Amendment to Lease Agreement dated April 10, 1986 between Tri-Continental Leasing Corporation and ACSI dated April 29, 1987 are incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.05.

10.03 Agreement dated June 26, 1986 between Tri-Continental Leasing Corporation and ACSI; Corporate Guaranty dated June 9, 1986 of SBO are incorporated herein by reference from the Company's Form 8-K, dated June 17, 1986, Item 7(c), Exhibit 10.01; Commitment letter to ACSI from Tri-Continental Leasing Corporation dated May 19, 1986; Purchase Agreement Assignment among Tri-Continental Leasing Corporation, ACSI and DCA Incorporated dated August 1, 1986; Progress Payment Agreement among Tri-

Exhibit
Number                         Description
- -------                        -----------

          Continental Leasing Corporation, ACSI and DCA Incorporated dated August 1, 1986; and Amendment to Lease Agreement dated May 22, 1986 between Tri-Continental Leasing Corporation and ACSI among Bell-Atlantic Tri-Con Leasing Corporation, ACSI and SBO dated April 29, 1987 are incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.06.

10.04 Corporate Guaranty of SBO dated June 9, 1986; Equipment Lease between Tri-Continental Leasing Corporation and ACSI dated June 26, 1986; Purchase Agreement Assignment among Tri-Continental Leasing Corporation, ACSI and Bally Manufacturing Corporation dated August 1, 1986; Progress Payment Agreement among Tri-Continental Leasing Corporation, ACSI, and Bally Manufacturing Corporation dated September 1, 1986; Amendment to Lease Agreement dated May 22, 1986 between Tri-Continental Leasing Corporation and ACSI among Bell-Atlantic Tri-Con Leasing Corporation, ACSI and SBO dated April 29, 1987 are incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.07.

10.05 Equipment Lease and Addendum between Bell-Atlantic Tri-Con Leasing Corporation and ACSI dated May 29, 1987; and Corporate Guaranty of SBO dated May 7, 1987 are incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.08.

10.06 Corporate Guaranty of SBO dated May 28, 1987; and Equipment Lease between Bell-Atlantic Tri-Con Leasing Corporation, ACSI and SBO dated August 19, 1987 are incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.09.

10.07 Tax Allocation Agreement among SBO and each of its subsidiaries dated effective May 10, 1993 is incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.11. First Amendment to Tax Allocation Agreement among SBO and each of its subsidiaries dated effective May 10, 1993.

Exhibit
Number                         Description
- -------                        -----------

10.08 Promissory Note in the principal amount of $56,801.75 between the Company and Frank A. Modica dated December 31, 1993.

10.09 Form of Indemnification Agreement between SBO and each director and officer of the Company is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1987, Part IV,
          Item 14(a)(3), Exhibit 10.13.

10.10 Statement regarding the Company's Incentive Bonus Plans is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1992, Part IV, Item 14(a)(3), Exhibit 10.12.

10.11 Parent Services Agreement by and between Company and ACSI dated November 21, 1985 is incorporated herein by reference from the Company's Form 8-K, dated November 25, 1985, Item 7(c), Exhibit 10.01. Amendment No. 1 to Parent Services Agreement by and between the Company and ACSI dated February 1, 1987 is incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.17. Amendment No. 2 to Parent Services Agreement by and between the Company and ACSI dated December 31, 1990 is incorporated herein by reference from the Company's Form 8-K, dated December 31, 1990, Item 7(c), Exhibit 28.01; and Amendment No. 3 to Parent Services Agreement by and between the Company and ACSI dated May 8, 1991 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1991,
          Part IV, Item 14(a)(3), Exhibit 10.14. Agreement No. 4 to Parent Services Agreement by and between the Company and ACSI dated August 17, 1993.

10.12 Closing Escrow Agreement among Housing Authority and Urban Redevelopment Agency of the City of Atlantic City, Resorts, ACSI, Trump Taj Mahal Associates Limited Partnership, and Clapp & Eisenberg, P.C. dated as of September 21, 1988; Agreement as to Assumption of Obligations with Respect to Properties among ACSI, Trump Taj Mahal Realty Corp. dated as of September 21, 1988; First Amendment of Agreement as to Assumption of Obligations with Respect to Properties among ACSI, Trump Taj Mahal Associates Limited Partnership, and Trump Taj Mahal Realty Corp. dated as of September 21, 1988;

Exhibit
Number                         Description
- -------                        -----------

          Settlement Agreement among ACSI, Trump Taj Mahal Associates Limited Partnership, Trump Taj Mahal Realty Corp., Resorts and the Housing Authority and Urban Renewal Redevelopment Agency of the City of Atlantic City dated October 18, 1988; Tri-Party Agreement among Resorts International, Inc., ACSI and Trump Taj Mahal Associates Limited Partnership dated October 18, 1988; Declaration of Easement and Right of Way Agreement between the Housing Authority and Redevelopment Agency of the City of Atlantic City, as grantor, and ACSI, as grantee, dated October 18, 1988; and Certificate of Trump Taj Mahal Associates Limited Partnership and Resorts, dated November 16, 1988 are incorporated herein by reference from the Company's Form 8-K dated November 16, 1988, Item 7(c), Exhibit 28.01; Revised Second Amendment to Agreement as to Assumption of Obligations with Respect to Properties among ACSI, Trump Taj Mahal Associates Limited Partnership and Trump Taj Mahal Realty Corp. dated as of May 24, 1989, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1989, Part IV, Item 14(a)(3), Exhibit 10.17.

10.13 Lease between the Company and Showboat Operating Company, dated January 1, 1989 is incorporated herein by reference from the Company's Form 8-K, dated January 1, 1989, Item 7(c), Exhibit 28.01.

10.14 Management Services Agreement between SBO and Showboat Operating Company, dated January 1, 1989, is incorporated herein by reference from the Company's Form 8-K, dated January 1, 1989, Item 7(c), Exhibit 28.03.

10.15 Promissory Note in the principal amount of $20,400.69 among SBO, R. Craig Bird and Debra E. Bird, dated August 5, 1993.

10.16 Securities Purchase Contract between the Casino Reinvestment Development Authority and ACSI dated March 29, 1988 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1988, Part IV, Items 14(a)(3), Exhibit 10.23.

10.17 Lease of Retail Store #7 among ACSI, R. Craig Bird and Debra E. Bird dated April 10, 1987; Guaranty of Lease among ACSI, R. Craig Bird and Debra E. Bird are incorporated herein by reference from the Company's Form

Exhibit
Number                         Description
- -------                        -----------

          10-K for the Year Ended December 31, 1988, Part IV, Item 14(a)(3),
          Exhibit 10.24.

10.18 ACSI Executive Health Examinations Plan effective date January 1, 1989 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1989, Part IV, Item 14(a)(3), Exhibit 10.24.

10.19 ACSI Executive Medical Reimbursement Plan, effective date August 15, 1991, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1991, Part IV, Item 14(a)(3), Exhibit 10.23.

10.20 SBO, Showboat Operating Company, and ACSI 1989 Long Term Incentive Plan As Amended and Restated February 25, 1993 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1992, Part IV, Item 14(a)(3), Exhibit 10.23.

10.21 Letter agreement dated September 23, 1992 between Trump Taj Mahal Associates and Atlantic City Showboat, Inc. and letter agreement dated October 26, 1992 to Trump Taj Mahal Associates from Atlantic City Showboat, Inc. is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1992, Part IV, Item 14(a)(3), Exhibit 10.24.

10.22 Aircraft Services Agreement by and between SCG Travel, Inc. and ACSI, dated as of October 6, 1989; and First Amendment to Aircraft Services Agreement by and between SCG Travel, Inc. and ACSI dated as of December 18, 1990 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1990, Part IV,
          Item 14(a)(3), Exhibit 10.30; and Second Amendment to Aircraft Services Agreement by and between SCG Travel, Inc. and ACSI dated as of October 28, 1991 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1991, Part IV,
          Item 14(a)(3), Exhibit 10.26.

10.23 Equipment Lease Agreement between Valley Leasing Company, Inc. ("Valley"), as lessor, and Showboat Operating Company, as lessee, Lease No. 7700140-1, dated August 15, 1990, Amendments to Equipment Lease Agreement between Valley, as lessor, and Showboat Operating Company, as lessee, Lease No. 7700140-1, dated August 22, 1990,

Exhibit
Number                         Description
- -------                        -----------

          Purchase Option between Valley, as lessor, and Showboat Operating Company, as lessee, Lease No. 7700140-1, dated August 15, 1990, Certificate of Guarantor and Authorization of Guaranty between Valley, as lessor, Showboat Operating Company, as lessee, and SBO, as guarantor, Lease No. 7700140-1, dated December 24, 1990, and Continuing Guaranty between Valley, as lessor, Showboat Operating Company, as lessee, and SBO, as guarantor, Lease No. 7700140-1; Equipment Lease Agreement between Valley, as lessor, and Showboat Operating Company, as lessee, Lease No. 7700140-2, dated September 14, 1990, Purchase Option between Valley, as lessor, and Showboat Operating Company, as lessee, for Lease No. 7700140-2, dated September 14, 1990, Certificate of Guarantor and Authorization of Guaranty between Valley, as lessor, Showboat Operating Company, as lessee, and SBO, as guarantor, Lease No. 7700140-2, dated December 24, 1990, and Continuing Guaranty between Valley, as lessor, Showboat Operating Company, as lessee, and SBO as guarantor, Lease No. 7700140-2; Equipment Lease Agreement between Valley, as lessor, and Showboat Operating Company, as lessee, Lease No. 7700140-3, dated December 24, 1990, and Purchase Option between Valley, as lessor, and Showboat Operating Company, as lessee, dated December 24, 1990 are incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1990, Part IV, Item 14(a)(3), Exhibit 10.31.

10.24 SBO 1989 Directors' Stock Option Plan As Amended and Restated February 25, 1993 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1992, Part IV, Item 14(a)(3),
          Exhibit 10.27.

10.25 Deed of Trust, Assignment of Rents, Security Agreement made by the Company to Nevada Title Company for the benefit of Trustee dated as of May 18, 1993; Showboat, Inc. Security and Pledge Agreement between the Company and the Trustee dated as of May 18, 1993; Trademark Security Agreement by SBO in favor of the Trustee dated as of May 18, 1993; Unsecured Indemnity Agreement executed by the Company in favor of the Trustee dated May 18, 1993; and Showboat Operating Company Security Agreement between SBOC and the Trustee dated as of May 18, 1993 are incorporated by reference from the Company's Form 8-K, dated May 18, 1993, Item 5, Exhibit 28.02.

Exhibit
Number                         Description
- -------                        -----------

10.26 Leasehold Mortgage, Assignment of Rents, Security Agreement ("Guaranty") made by ACSI for the benefit of Trustee dated May 18, 1993; Assignment of Leases and Rents by and between ACSI and Trustee dated as of May 18, 1993; and Ocean Showboat, Inc. Security and Pledge Agreement between OSI and the Trustee dated as of May 18, 1993 are incorporated by reference from the Company's Form 8-K, dated May 18, 1993, Item 5, Exhibit 28.03.

10.27 Intercompany Note in the principal amount of $215.0 million, dated as of May 18, 1993; Assignment of Lease and Rents by and between ACSI and the Company dated as of May 18, 1993; and Issuer Collateral Assignment executed by ACSI in favor of Trustee dated May 18, 1993 are incorporated by reference from the Company's Form 8-K, dated May 18, 1993, Item 5, Exhibit 28.04.

10.28 First Amendment to the Leasehold Mortgage, Assignment of Rents and Security Agreement among AACSI and the Company dated July 9, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993, Item 5, Exhibit 28.01.

10.29 First Amendment to the Leasehold Mortgage, Assignment of Rents and Security Agreement among ACSI and IBJ Schroder Bank & Trust Company dated July 9, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993, Item 5, Exhibit 28.02.

10.30 Assignment of Rights under Agreement by ACSI, as assignee, to IBJ Schroder Bank & Trust Company dated July 9, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993, Item 5,
          Exhibit 28.03.

10.31 Form of Deed for Sale of Land for Private Redevelopment for Tract 1 and Tract 2 each dated July 7, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993, Item 5, Exhibit 28.04.

10.32 Use and Occupancy Agreement between ACHA and ACSI dated July 7, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993, Item 5, Exhibit 28.05.

Exhibit
Number                         Description
- -------                        -----------

10.33     Standard Form of Agreement between Owner and Contractor (AIA Document
          A111) executed by ACSI and T.N. Ward Company dated July 2, 1993 is incorporated by reference from the Company's Form 8-K, dated July 2, 1993, Item 5, Exhibit 28.01.

10.34     Standard Form of Agreement Between Owner and Contractor (AIA Document
          A111) executed by ACSI and T.N. Ward Company dated September 15, 1993 is incorporated by reference from the Company's Form 8-K, dated July 2, 1993, Item 5, Exhibit 28.02.

10.35 Showboat Star Partnership Agreement between Star Casino, Inc. and Showboat Louisiana, Inc. dated July 2, 1993 and First Amendment to Showboat Star Partnership Agreement between Star Casino, Inc. and Showboat Louisiana, Inc. dated July 20, 1993 is incorporated by reference from the Company's Form 8-K, dated July 2, 1993, Item 5,
          Exhibit 28.01; Second Amendment to Showboat Star Partnership Agreement between Star Casino, Inc. and Showboat Louisiana, Inc. dated August 1, 1993; and Third Amendment to Showboat Star Partnership Agreement between Star Casino, Inc and Showboat Louisiana, Inc. dated March 1, 1994.

10.36 Management Agreement by and between Lake Pontchartrain Showboat, Inc. and Star Casino, Inc. dated May 24, 1993 is incorporated by reference from the Company's Form 8-K, dated July 2, 1993, Item 5, Exhibit 28.02.

10.37 Marine Management Services Agreement between Louisiana Riverboat Services, Inc. and Showboat Star Partnership dated September 30, 1993.

10.38 Agreement between Showboat, Inc., Showboat Indiana, Inc., Showboat Operating Company, Showboat Development Company, Showboat Indiana Investment Limited Partnership and Waterfront Entertainment and Development, Inc. dated September 13, 1993; and Showboat Marina Partnership Agreement between Waterfront Entertainment and Development, Inc. and Showboat Investment Limited Partnership dated January 31, 1994.

10.39 Lease between the Company and Exber, Inc. effective January 14, 1994; and Sublease between Dodd Smith and

Exhibit
Number                         Description
- -------                        -----------

          John D. Gaughan and Leslie C. Schwartz, dated November 5, 1966.

10.40 Lease between Showboat Star Partnership and Orleans Levee District dated February 18, 1993; First Amendment to Lease dated August 27, 1993.

10.41 Lease between Showboat Star Partnership and Orleans Levee District dated February 1, 1994.

10.42 Lease between Showboat Operating Company and Ventroy Associates executed on December 20, 1993.

21.01     List of Subsidiaries.

23.01     Consent of KPMG Peat Marwick dated March 30, 1994.

(b)  Reports on Form 8-K.
     -------------------

          None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by this undersigned, thereunto duly authorized.

REGISTRANT:    SHOWBOAT, INC.


                       By:   /s/ J.K. Houssels
                            -------------------------------
                           J.K. HOUSSELS, President and
                           Chief Executive Officer (principal
                           executive officer)

DATE:                 March 29, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 29, 1994         By:   /s/ J.K. Houssels
                            ----------------------------------
                            J.K. Houssels,President and Chief Executive
                           Officer (principal executive officer)


March 29, 1994         By:   /s/ Leann K. Schneider
                            ------------------------------------
                            Leann K. Schneider, Vice President-
                            Finance and Chief Financial Officer
                            (principal accounting officer)


March 29, 1994         By:   /s/ William C. Richardson
                             -----------------------------------
                             William C. Richardson, Director



March 29, 1994         By:   /s/ John D. Gaughan
                            ----------------------------------
                            John D. Gaughan, Director


March 29, 1994         By:   /s/ Jeanne S. Stewart
                            ------------------------------------
                            Jeanne S. Stewart, Director


March 29, 1994         By:   /s/ Frank A. Modica
                            -----------------------------------
                           Frank A. Modica, Director, Chief
                           Operating Officer and Executive Vice
                           President

March __, 1994         By: ___________________________________
                           H. Gregory Nasky, Director and
                           Secretary


March 29, 1994         By:  /s/ J. Kell Houssels III
                           -------------------------------------
                           J. Kell Houssels III, Director and
                           Vice President


March 29, 1994         By: /s/ George A. Zettler
                           -----------------------------------
                           George A. Zettler, Director


March 29, 1994         By: /s/ Carolyn M. Sparks
                           -----------------------------------
                           Carolyn M. Sparks, Director

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                           Sequential
Number                    Description/1/                          Page Number
- -------                   -----------                             -----------

3.01 Restated Articles of Incorporation of the Company dated June 28, 1988 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1988, Part IV, Item 14(a)(3),
          Exhibit 3.01.

3.02      Restated Bylaws of the Company dated February 25,
          1993, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31,
          1992, Part IV, Item 14(a)(3), Exhibit 3.02.

4.01 Specimen common stock certificate for the common stock of the Company, is incorporated herein by reference from the Company's Form 10-Q for the Quarter Ended March 31, 1985, Part II, Item 6(a),
          Exhibit 4.01.

4.02      Form of Indenture for the 9 1/4% First Mortgage
          Bonds due 2008 among the Company, OSI, ACSI, SBOC, and Trustee dated May 18, 1993; Guaranty in favor of the Trustee issued by OSI, ACSI and SBOC; and Form of Bond Certificate for the 9 1/4% First Mortgage Bonds due 2008 are incorporated herein by reference from the Company's Form 8-K, dated May 18, 1993, Item 5,
          Exhibit 28.01.

10.01 Ground Lease between OSI and Resorts International, Inc. ("Resorts") dated October 26, 1983 is incorporated by reference herein from the Company's Form 8-K, as amended by the Form 8, filed with the Securities and Exchange Commission on November 28, 1983. Assignment and Assumption of Leases between OSI and ACSI dated December 3, 1985; First Amendment to Agreement between Resorts and ACSI dated January 15, 1985; Second Amendment to Lease Agreement between Resorts and ACSI dated July 5, 1985 are incorporated herein by reference

- -----------
/1/All exhibits which are incorporated by reference are incorporated from the Company's respective periodic report, Securities and Exchange Commission File Number 1-7123.

          from the Form 10-K for the Year Ended June 30, 1985, Part IV, Item 14(a)(3), Exhibit 10.02. Restated Third Amendment to Lease Agreement dated August 28, 1986 between Resorts and ACSI is incorporated herein by reference from the Form 10-K for the Year Ended June 30, 1986, Part IV, Item 14(a)(3), Exhibit 10.08; Fourth Amendment to Lease Agreement by and between Resorts and ACSI dated December 16, 1986; Fifth Amendment to Lease Agreement between Resorts and ACSI dated March 2, 1987; Sixth Amendment to Lease Agreement between Resorts and ACSI dated March 13, 1987; Indemnity Agreement among Resorts, ACSI, and OSI dated January 15, 1985; Amended Indemnity Agreement among Resorts, ACSI, and OSI dated December 3, 1985 are incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.02; and Seventh Amendment to Lease Agreement between Resorts and ACSI dated October 18, 1988 is incorporated herein by reference from the Company's Form 8-K dated November 16, 1988, Item 7(c), Exhibit 28.01; and Eighth Amendment to Lease Agreement by and between ACSI and Resorts International, Inc. dated May 18, 1993 are incorporated by reference from the Company's Form 8-K, dated May 18, 1993, Item 5, Exhibit 28.06.

10.02 Equipment Lease Agreement by and between Tri-Continental Leasing Corporation and ACSI dated as of April 29, 1986; and Guarantee of SBO dated April 29, 1986 are incorporated herein by reference from the Company's Form 8-K dated April 21, 1986, Item 7(c), Exhibit 10.02; Progress Payment Agreement among Tri-Continental Leasing Corporation, ACSI, Tele-Measurements, Inc. dated April 29, 1986; Purchase Agreement Assignment among Tri-Continental Leasing Corporation, ACSI and Tele-Measurements, Inc. dated April 29, 1986; and Amendment to Lease Agreement dated April 10, 1986 between Tri-Continental Leasing Corporation and ACSI dated April 29, 1987 are incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.05.

Exhibit
Number                    Description
- -------                   -----------

10.03 Agreement dated June 26, 1986 between Tri-Continental Leasing Corporation and ACSI; Corporate Guaranty dated June 9, 1986 of SBO are incorporated herein by reference from the Company's Form 8-K, dated June 17, 1986, Item 7(c), Exhibit 10.01; Commitment letter to ACSI from Tri-Continental Leasing Corporation dated May 19, 1986; Purchase Agreement Assignment among Tri-Continental Leasing Corporation, ACSI and DCA Incorporated dated August 1, 1986; Progress Payment Agreement among Tri-Continental Leasing Corporation, ACSI and DCA Incorporated dated August 1, 1986; and Amendment to Lease Agreement dated May 22, 1986 between Tri-Continental Leasing Corporation and ACSI among Bell-Atlantic Tri-Con Leasing Corporation, ACSI and SBO dated April 29, 1987 are incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.06.

10.04 Corporate Guaranty of SBO dated June 9, 1986; Equipment Lease between Tri-Continental Leasing Corporation and ACSI dated June 26, 1986; Purchase Agreement Assignment among Tri-Continental Leasing Corporation, ACSI and Bally Manufacturing Corporation dated August 1, 1986; Progress Payment Agreement among Tri-Continental Leasing Corporation, ACSI, and Bally Manufacturing Corporation dated September 1, 1986; Amendment to Lease Agreement dated May 22, 1986 between Tri-Continental Leasing Corporation and ACSI among Bell-Atlantic Tri-Con Leasing Corporation, ACSI and SBO dated April 29, 1987 are incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.07.

10.05 Equipment Lease and Addendum between Bell-Atlantic Tri-Con Leasing Corporation and ACSI dated May 29, 1987; and Corporate Guaranty of SBO dated May 7, 1987 are incorporated herein by reference from the Company's Form 10-K for

Exhibit
Number                    Description
- -------                   -----------

          the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.08.

10.06 Corporate Guaranty of SBO dated May 28, 1987; and Equipment Lease between Bell-Atlantic Tri-Con Leasing Corporation, ACSI and SBO dated August 19, 1987 are incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.09.

10.07 Tax Allocation Agreement among SBO and each of its subsidiaries dated effective May 10, 1993 is incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.11. First Amendment to Tax Allocation Agreement among SBO and each of its subsidiaries dated effective May 10, 1993.

10.08 Promissory Note in the principal amount of $56,801.75 between the Company and Frank A. Modica dated December 31, 1993.

10.09 Form of Indemnification Agreement between SBO and each director and officer of the Company is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1987, Part IV,
          Item 14(a)(3), Exhibit 10.13.

10.10 Statement regarding the Company's Incentive Bonus Plans is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1992, Part IV, Item 14(a)(3), Exhibit 10.12.

10.11 Parent Services Agreement by and between Company and ACSI dated November 21, 1985 is incorporated herein by reference from the Company's Form 8-K, dated November 25, 1985, Item 7(c), Exhibit 10.01. Amendment No. 1 to Parent Services Agreement by and between the Company and ACSI dated February 1, 1987 is incorporated herein by reference from the Company's Form 10-K for the Year Ended June

Exhibit
Number                    Description
- -------                   -----------

          30, 1987, Part IV, Item 14(a)(3), Exhibit 10.17. Amendment No. 2 to Parent Services Agreement by and between the Company and ACSI dated December 31, 1990 is incorporated herein by reference from the Company's Form 8-K, dated December 31, 1990, Item 7(c), Exhibit 28.01; and Amendment No. 3 to Parent Services Agreement by and between the Company and ACSI dated May 8, 1991 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1991,
          Part IV, Item 14(a)(3), Exhibit 10.14. Agreement No. 4 to Parent Services Agreement by and between the Company and ACSI dated August 17, 1993.

10.12 Closing Escrow Agreement among Housing Authority and Urban Redevelopment Agency of the City of Atlantic City, Resorts, ACSI, Trump Taj Mahal Associates Limited Partnership, and Clapp & Eisenberg, P.C. dated as of September 21, 1988; Agreement as to Assumption of Obligations with Respect to Properties among ACSI, Trump Taj Mahal Realty Corp. dated as of September 21, 1988; First Amendment of Agreement as to Assumption of Obligations with Respect to Properties among ACSI, Trump Taj Mahal Associates Limited Partnership, and Trump Taj Mahal Realty Corp. dated as of September 21, 1988; Settlement Agreement among ACSI, Trump Taj Mahal Associates Limited Partnership, Trump Taj Mahal Realty Corp., Resorts and the Housing Authority and Urban Renewal Redevelopment Agency of the City of Atlantic City dated October 18, 1988; Tri-Party Agreement among Resorts International, Inc., ACSI and Trump Taj Mahal Associates Limited Partnership dated October 18, 1988; Declaration of Easement and Right of Way Agreement between the Housing Authority and Redevelopment Agency of the City of Atlantic City, as grantor, and ACSI, as grantee, dated October 18, 1988; and Certifi-cate of Trump Taj Mahal Associates Limited Partnership and Resorts, dated November 16, 1988 are incorporated herein by reference from the Company's Form 8-K dated November 16,

Exhibit
Number                    Description
- -------                   -----------

          1988, Item 7(c), Exhibit 28.01; Revised Second Amendment to Agreement as to Assumption of Obligations with Respect to Properties among ACSI, Trump Taj Mahal Associates Limited Partnership and Trump Taj Mahal Realty Corp. dated as of May 24, 1989, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1989, Part IV, Item 14(a)(3), Exhibit 10.17.

10.13 Lease between the Company and Showboat Operating Company, dated January 1, 1989 is incorporated herein by reference from the Company's Form 8-K, dated January 1, 1989, Item 7(c), Exhibit 28.01.

10.14 Management Services Agreement between SBO and Showboat Operating Company, dated January 1, 1989, is incorporated herein by reference from the Company's Form 8-K, dated January 1, 1989, Item 7(c), Exhibit 28.03.

10.15 Promissory Note in the principal amount of $20,400.69 among SBO, R. Craig Bird and Debra E. Bird, dated August 5, 1993.

10.16 Securities Purchase Contract between the Casino Reinvestment Development Authority and ACSI dated March 29, 1988 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1988, Part IV, Items 14(a)(3), Exhibit 10.23.

10.17 Lease of Retail Store #7 among ACSI, R. Craig Bird and Debra E. Bird dated April 10, 1987; Guaranty of Lease among ACSI, R. Craig Bird and Debra E. Bird are incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1988, Part IV, Item 14(a)(3), Exhibit 10.24.

10.18 ACSI Executive Health Examinations Plan effective date January 1, 1989 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1989, Part IV, Item 14(a)(3), Exhibit 10.24.

Exhibit
Number                    Description
- -------                   -----------

10.19 ACSI Executive Medical Reimbursement Plan, effective date August 15, 1991, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1991, Part IV, Item 14(a)(3), Exhibit 10.23.

10.20 SBO, Showboat Operating Company, and ACSI 1989 Long Term Incentive Plan As Amended and Restated February 25, 1993 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1992, Part IV, Item 14(a)(3), Exhibit 10.23.

10.21 Letter agreement dated September 23, 1992 between Trump Taj Mahal Associates and Atlantic City Showboat, Inc. and letter agreement dated October 26, 1992 to Trump Taj Mahal Associates from Atlantic City Showboat, Inc. is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1992, Part IV, Item 14(a)(3), Exhibit 10.24.

10.22 Aircraft Services Agreement by and between SCG Travel, Inc. and ACSI, dated as of October 6, 1989; and First Amendment to Aircraft Services Agreement by and between SCG Travel, Inc. and ACSI dated as of December 18, 1990 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1990, Part IV,
          Item 14(a)(3), Exhibit 10.30; and Second Amendment to Aircraft Services Agreement by and between SCG Travel, Inc. and ACSI dated as of October 28, 1991 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1991, Part IV,
          Item 14(a)(3), Exhibit 10.26.

10.23 Equipment Lease Agreement between Valley Leasing Company, Inc. ("Valley"), as lessor, and Showboat Operating Company, as lessee, Lease No. 7700140-1, dated August 15, 1990, Amendments to Equipment Lease Agreement between Valley, as lessor, and Showboat

Exhibit
Number                    Description
- -------                   -----------

          Operating Company, as lessee, Lease No. 7700140-1, dated August 22, 1990, Purchase Option between Valley, as lessor, and Showboat Operating Company, as lessee, Lease No. 7700140-1, dated August 15, 1990, Certificate of Guarantor and Authorization of Guaranty between Valley, as lessor, Showboat Operating Company, as lessee, and SBO, as guarantor, Lease No. 7700140-1, dated December 24, 1990, and Continuing Guaranty between Valley, as lessor, Showboat Operating Company, as lessee, and SBO, as guarantor, Lease No. 7700140-1; Equipment Lease Agreement between Valley, as lessor, and Showboat Operating Company, as lessee, Lease No. 7700140-2, dated September 14, 1990, Purchase Option between Valley, as lessor, and Showboat Operating Company, as lessee, for Lease No. 7700140-2, dated September 14, 1990, Certificate of Guarantor and Authorization of Guaranty between Valley, as lessor, Showboat Operating Company, as lessee, and SBO, as guarantor, Lease No. 7700140-2, dated December 24, 1990, and Continuing Guaranty between Valley, as lessor, Showboat Operating Company, as lessee, and SBO as guarantor, Lease No. 7700140-2; Equipment Lease Agreement between Valley, as lessor, and Showboat Operating Company, as lessee, Lease No. 7700140-3, dated December 24, 1990, and Purchase Option between Valley, as lessor, and Showboat Operating Company, as lessee, dated December 24, 1990 are incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1990, Part IV, Item 14(a)(3), Exhibit 10.31.

10.24 SBO 1989 Directors' Stock Option Plan As Amended and Restated February 25, 1993 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1992, Part IV, Item 14(a)(3),
          Exhibit 10.27.

10.25 Deed of Trust, Assignment of Rents, Security Agreement made by the Company to Nevada Title Company for the benefit of Trustee dated as of

Exhibit
Number                    Description
- -------                   -----------

          May 18, 1993; Showboat, Inc. Security and Pledge Agreement between the Company and the Trustee dated as of May 18, 1993; Trademark Security Agreement by SBO in favor of the Trustee dated as of May 18, 1993; Unsecured Indemnity Agreement executed by the Company in favor of the Trustee dated May 18, 1993; and Showboat Operating Company Security Agreement between SBOC and the Trustee dated as of May 18, 1993 are incorporated by reference from the Company's Form 8-K, dated May 18, 1993, Item 5, Exhibit 28.02.

10.26 Leasehold Mortgage, Assignment of Rents, Security Agreement ("Guaranty") made by ACSI for the benefit of Trustee dated May 18, 1993; Assignment of Leases and Rents by and between ACSI and Trustee dated as of May 18, 1993; and Ocean Showboat, Inc. Security and Pledge Agreement between OSI and the Trustee dated as of May 18, 1993 are incorporated by reference from the Company's Form 8-K, dated May 18, 1993, Item 5, Exhibit 28.03.

10.27 Intercompany Note in the principal amount of $215.0 million, dated as of May 18, 1993; Assignment of Lease and Rents by and between ACSI and the Company dated as of May 18, 1993; and Issuer Collateral Assignment executed by ACSI in favor of Trustee dated May 18, 1993 are incorporated by reference from the Company's Form 8-K, dated May 18, 1993, Item 5, Exhibit 28.04.

10.28 First Amendment to the Leasehold Mortgage, Assignment of Rents and Security Agreement among AACSI and the Company dated July 9, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993, Item 5, Exhibit 28.01.

10.29 First Amendment to the Leasehold Mortgage, Assignment of Rents and Security Agreement among ACSI and IBJ Schroder Bank & Trust Company dated July 9, 1993 is incorporated by

Exhibit
Number                    Description
- -------                   -----------

          reference from the Company's Form 8-K, dated July 7, 1993, Item 5,
          Exhibit 28.02.

10.30 Assignment of Rights under Agreement by ACSI, as assignee, to IBJ Schroder Bank & Trust Company dated July 9, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993, Item 5,
          Exhibit 28.03.

10.31 Form of Deed for Sale of Land for Private Redevelopment for Tract 1 and Tract 2 each dated July 7, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993, Item 5, Exhibit 28.04.

10.32 Use and Occupancy Agreement between ACHA and ACSI dated July 7, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993, Item 5, Exhibit 28.05.

10.33     Standard Form of Agreement between Owner and Contractor (AIA Document
          A111) executed by ACSI and T.N. Ward Company dated July 2, 1993 is incorporated by reference from the Company's Form 8-K, dated July 2, 1993, Item 5, Exhibit 28.01.

10.34     Standard Form of Agreement Between Owner and Contractor (AIA Document
          A111) executed by ACSI and T.N. Ward Company dated September 15, 1993 is incorporated by reference from the Company's Form 8-K, dated July 2, 1993, Item 5, Exhibit 28.02.

10.35 Showboat Star Partnership Agreement between Star Casino, Inc. and Showboat Louisiana, Inc. dated July 2, 1993 and First Amendment to Showboat Star Partnership Agreement between Star Casino, Inc. and Showboat Louisiana, Inc. dated July 20, 1993 is incorporated by reference from the Company's Form 8-K, dated July 2, 1993, Item 5,
          Exhibit 28.01; Second Amendment to Showboat Star Partnership Agreement between Star Casino, Inc. and Showboat Louisiana, Inc. dated August 1, 1993; and Third Amendment to Showboat Star

Exhibit
Number                    Description
- -------                   -----------

          Partnership Agreement between Star Casino, Inc and Showboat Louisiana, Inc. dated March 1, 1994.

10.36 Management Agreement by and between Lake Pontchartrain Showboat, Inc. and Star Casino, Inc. dated May 24, 1993 is incorporated by reference from the Company's Form 8-K, dated July 2, 1993, Item 5, Exhibit 28.02.

10.37 Marine Management Services Agreement between Louisiana Riverboat Services, Inc. and Showboat Star Partnership dated September 30, 1993.

10.38 Agreement between Showboat, Inc., Showboat Indiana, Inc., Showboat Operating Company, Showboat Development Company, Showboat Indiana Investment Limited Partnership and Waterfront Entertainment and Development, Inc. dated September 13, 1993; and Showboat Marina Partnership Agreement between Waterfront Entertainment and Development, Inc. and Showboat Investment Limited Partnership dated January 31, 1994.

10.39 Lease between the Company and Exber, Inc. effective January 14, 1994; and Sublease between Dodd Smith and John D. Gaughan and Leslie C. Schwartz, dated November 5, 1966.

10.40 Lease between Showboat Star Partnership and Orleans Levee District dated February 18, 1993. First Amendment to Lease dated August 27, 1993.

10.41 Lease between Showboat Star Partnership and Orleans Levee District dated February 1, 1994.

10.42 Lease between Showboat Operating Company and Ventroy Associates executed on December 20, 1993.

21.01     List of Subsidiaries.

Exhibit
Number                    Description
- -------                   -----------

23.01     Consent of KPMG Peat Marwick dated March 30, 1994.


(b)  Reports on Form 8-K.
     -------------------

          None.