Form 10-Q
period 1994-03-31
SHOWBOAT INC
filed 1994-05-16
CIK 89966

SHOWBOAT, INC. AND SUBSIDIARIES
                                  INDEX


       PART I            FINANCIAL  INFORMATION                 Page No.


         Item 1.         Financial Statements.

                         Consolidated Balance Sheets -
                          March 31, 1994 and December 31, 1993      1-2

                         Consolidated Statements of Income
                          For the three months ended
                          March 31, 1994 and 1993                   3-4

                         Consolidated Statements of Shareholders'
                          Equity - For the three months ended
                          March 31, 1994 and year ended
                          December 31, 1993                          5

                         Consolidated Statements of Cash Flows -
                          For the three months ended
                          March 31, 1994 and 1993                   6-7

                         Notes to Consolidated Financial
                           Statements                              8-10


         Item 2.         Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations.                              11-17



       PART II
                                OTHER INFORMATION

                                   ITEMS 1 - 6                      18

                                   SIGNATURES                       19


























       Item 1. Financial Statements.

                           SHOWBOAT, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)
                         MARCH 31, 1994 AND DECEMBER 31, 1993


                                                     MARCH 31,  DECEMBER 31,
            ASSETS                                     1994         1993
           --------                                 ----------- -----------
                                                          (In thousands)
       Current assets:
         Cash and cash equivalents                    $107,458    $122,787

         Receivables, net                                6,086       5,913

         Income taxes receivable                           435       -

         Inventories                                     2,213       2,359

         Prepaid expenses                                4,114       4,044

         Current deferred income taxes                   5,847       4,865
                                                    ----------- -----------
               Total current assets                    126,153     139,968
                                                    ----------- -----------

       Property and equipment                          462,717     443,347
       Less accumulated depreciation
        and amortization                               150,795     145,527
                                                    ----------- -----------
                                                       311,922     297,820
                                                    ----------- -----------


       Other assets, at cost:
         Deposits and other assets                       8,167       7,892
         Investment in Showboat Star Partnership        29,090      17,750
         Debt issuance costs, net of accumulated
          amortization of $450,000 at March 31,
          1994 and $323,000 at December 31,
          1993                                           7,143       7,270
                                                    ----------- -----------
                                                        44,400      32,912
                                                    ----------- -----------

                                                      $482,475    $470,700
                                                    =========== ===========



           See accompanying notes to consolidated financial statements.


                                          -1-                   (continued)









                           SHOWBOAT, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)
                         MARCH 31, 1994 AND DECEMBER 31, 1993
                                     (continued)


                                                     MARCH 31,  DECEMBER 31,
       LIABILITIES AND SHAREHOLDERS' EQUITY            1994         1993
       -----------------------------------          ----------- -----------
                                                          (In thousands)
       Current liabilities:
         Current maturities of long-term debt           $2,549      $3,574
         Accounts payable                               16,497      14,173
         Income taxes payable                               -        1,752
         Dividends payable                                 375         375
         Accrued liabilities                            30,787      23,664
                                                    ----------- -----------
               Total current liabilities                50,208      43,538
                                                    ----------- -----------

       Long-term debt                                  277,021     277,043
                                                    ----------- -----------

       Deferred income taxes                            16,685      14,961
                                                    ----------- -----------

       Shareholders' equity:
         Common stock, $1 par value, 20,000,000
           shares authorized, 15,794,578 shares
           issued at March 31, 1994 and
           December 31, 1993                            15,795      15,795
         Additional paid-in capital                     71,437      71,162
         Retained earnings                              57,693      54,628
                                                    ----------- -----------
                                                       144,925     141,585
         Less: Cost of common stock in treasury,
                809,383 shares at March 31,
                1994 and 814,483 shares at
                December 31, 1993                       (6,328)     (6,370)
               Unearned compensation for
                restricted stock                           (36)        (57)
                                                    ----------- -----------
               Total shareholders' equity              138,561     135,158
                                                    ----------- -----------

                                                      $482,475    $470,700
                                                    =========== ===========



           See accompanying notes to consolidated financial statements.


                                          -2-










                           SHOWBOAT, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                     (In thousands except share and per share data)

                                                       1994        1993
                                                    ----------- -----------
       Revenues:
         Casino                                        $76,897     $75,272
         Food and beverage                              11,202      10,972
         Rooms                                           4,225       3,834
         Sports and special events                       1,106       1,159
         Management fees                                   948          -
         Other                                           1,398       1,345
                                                    ----------- -----------
                                                        95,776      92,582
         Less complimentaries                            6,997       7,086
                                                    ----------- -----------
           Net revenues                                 88,779      85,496
                                                    ----------- -----------
       Costs and expenses:
         Casino                                         31,005      31,906
         Food and beverage                              13,567      12,689
         Rooms                                           3,253       3,049
         Sports and special events                         878         869
         General and administrative                     23,333      21,898
         Selling, advertising and promotion              2,534       2,260
         Depreciation and amortization                   6,361       5,140
                                                    ----------- -----------
                                                        80,931      77,811
                                                    ----------- -----------
       Income from operations from consolidated
         subsidiaries                                    7,848       7,685

       Equity in income of unconsolidated
         affiliate                                       3,240          -
                                                    ----------- -----------
       Income from operations                           11,088       7,685
                                                    ----------- -----------











                                          -3-                   (continued)














                           SHOWBOAT, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                     (In thousands except share and per share data)
                                     (continued)

                                                       1994        1993
                                                    ----------- -----------
       Income from operations                          $11,088      $7,685
                                                    ----------- -----------

       Other (income) expense:
         Interest income                                  (803)       (401)
         Interest expense                                6,651       5,089
         Interest capitalized                             (449)       (189)
                                                    ----------- -----------
                                                         5,399       4,499
                                                    ----------- -----------
       Income before income tax expense and
         cumulative effect adjustment                    5,689       3,186
       Income tax expense                                2,249       1,265
                                                    ----------- -----------

       Income before cumulative effect adjustment        3,440       1,921

       Cumulative effect of change in method of
         accounting for income taxes                        -          556
                                                    ----------- -----------

       Net income                                       $3,440      $2,477
                                                    =========== ===========


       Weighted average shares outstanding          15,180,008  15,141,493

       Income per common and equivalent share:
         Income before cumulative effect adjustment      $0.23       $0.13
         Cumulative effect of change in method of
           accounting for income taxes                      -        $0.03
                                                    ----------- -----------
         Net income                                      $0.23       $0.16
                                                    =========== ===========






           See accompanying notes to consolidated financial statements.

                                          -4-














                                 SHOWBOAT, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           (unaudited)
                              FOR THE THREE MONTHS ENDED MARCH 31, 1994
                                  AND YEAR ENDED DECEMBER 31, 1993

                                                                                          Unearned
                                                    Additional                          compensation
                                           Common     paid-in    Retained     Treasury  for restricted
                                            stock     capital    earnings      stock       stock        Total
                                          --------- -----------  ---------- ------------ ----------- ------------
                                                        (In thousands)

       Balance, January 1, 1993            $15,795     $69,374     $48,778      ($7,761)      ($168)    $126,018

       Net income                               -           -        7,341           -           -         7,341

       Cash dividends ($.10 per share)          -           -       (1,491)          -           -        (1,491)

       Share transactions under
         stock plans                            -        1,788          -         1,391          -         3,179

       Amortization of unearned
         compensation                           -           -           -            -          111          111
                                          --------- -----------  ---------- ------------ ------------ -----------

       Balance, December 31, 1993           15,795      71,162      54,628       (6,370)        (57)     135,158

       Net income                               -           -        3,440           -           -         3,440

       Cash dividends ($.025 per share)         -           -         (375)          -           -          (375)

       Share transactions under
         stock plans                            -          275          -            42           9          326

       Amortization of unearned
         compensation                           -           -           -            -           12           12
                                          --------- -----------  ---------- ------------ ------------ -----------

       Balance, March 31, 1994             $15,795     $71,437     $57,693      ($6,328)       ($36)    $138,561
                                          ========= ===========  ========== ============ ============ ===========











               See accompanying notes to consolidated financial statements.


                                                        -5-







                           SHOWBOAT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                       1994         1993
                                                    ----------- -----------
                                                          (In thousands)
       Cash flows from operating activities:
         Net income                                     $3,440      $2,477
         Adjustments to reconcile net income to
          net cash provided by operating activities:
           Allowance for doubtful accounts                  58         513
           Depreciation and amortization                 6,361       5,140
           Amortization of debt issue costs                127         134
           Provision for deferred income taxes             742         141
           Provision for loss on Casino
             Reinvestment Development Authority
             obligation                                    255         249
           Amortization of unearned compensation            12          30
           Equity in income of unconsolidated
             affiliate                                  (3,240)         -
           (Increase) decrease in receivables, net        (231)         43
           (Increase) decrease in inventories and
             prepaid expenses                               76        (339)
           Decrease in deposits and
             other assets                                  235          52
           Increase in accounts payable                  1,556       1,236
           (Decrease) in income taxes payable           (1,996)     (1,531)
           Increase (decrease) in accrued
             liabilities                                 7,123      (5,038)
           Other                                           (66)        346
                                                    ----------- -----------
              Net cash provided by
                operating activities                    14,452       3,453
                                                    ----------- -----------


       Cash flows from investing activities:
         Acquisition of property and equipment         (19,693)    (17,286)
         Proceeds from sale of equipment                    47          29
         Deposit for Casino Reinvestment
           Development Authority obligation               (792)       (717)
         (Increase) in deposits and other assets            -          (67)
         Investment in Showboat Star Partnership        (9,000)         -
         Distribution of Partnership earnings              900          -
                                                    ----------- -----------
              Net cash used in
                investing activities                   (28,538)    (18,041)
                                                    ----------- -----------



           See accompanying notes to consolidated financial statements.

                                          -6-                   (continued)









                           SHOWBOAT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                     (continued)



                                                       1994         1993
                                                    ----------- -----------
                                                          (In thousands)
       Cash flows from financing activities:
         Principal payments of long-term debt and
           capital lease obligations                   ($1,047)   ($51,080)
         Proceeds from note payable                         -        1,100
         Payment of dividends                             (375)       (284)
         Issuance of common stock                          179          18
                                                    ----------- -----------
              Net cash used in financing
                activities                              (1,243)    (50,246)
                                                    ----------- -----------


       Net decrease in cash and
         cash equivalents                              (15,329)    (64,834)

       Cash and cash equivalents at
         beginning of period                           122,787      99,601
                                                    ----------- -----------
       Cash and cash equivalents at end of period     $107,458     $34,767
                                                    =========== ===========



       Supplemental disclosures of cash
        flow information:
         Cash paid during the period for:
           Interest                                       $164     $10,275
           Income taxes                                  3,503       2,100




       Supplemental schedule of noncash investing
        and financing activities:
        Increase in property and equipment
         acquisitions included in construction
         contracts and retentions payable                  795         483





           See accompanying notes to consolidated financial statements.



                                          -7-









                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations

            The consolidated financial statements of Showboat, Inc. and Subsidiaries (the Company) include the accounts of Showboat, Inc.
         (SBO) and its wholly-owned subsidiaries, Showboat Development Company (SDC), Showboat Operating Company (SOC) and Ocean Showboat, Inc. (OSI). They also include SDC's wholly-owned subsidiaries, Lake Pontchartrain Showboat, Inc. (LPSI) and Showboat Louisiana, Inc. (SLI), and OSI's wholly-owned subsidiaries Atlantic City Showboat, Inc. (ACSI) and Ocean Showboat Finance Corporation (OSFC). Showboat, Inc. and its subsidiaries own and operate hotel casinos in Las Vegas, Nevada (Las Vegas Showboat) and Atlantic City, New Jersey (Atlantic City Showboat) and owns an equity interest in and manages a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana (Star Casino).

           On March 1, 1994, the Company purchased an additional 20% equity interest, increasing its interest to 50%, in Showboat Star Partnership from its partner for $9.0 million. The Company's equity in the income of Showboat Star Partnership is included in the Consolidated Statement of Income as equity in income of unconsolidated affiliate.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993 Annual Report to Shareholders and Form 10-K.

           The accompanying unaudited consolidated financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year.

         Reclassifications

           Certain prior period balances have been reclassified to conform to the current period's presentation.




                                          -8-                   (continued)













                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


       2.LONG-TERM DEBT

           Long-term debt consists of the following:


                                          March 31, December 31,
                                            1994       1993
                                          --------- -----------
                                              (In thousands)


         9 1/4% First Mortgage Bonds
           due 2008                       $275,000    $275,000
         Capitalized lease obligations       4,570       5,617
                                          --------- -----------
                                           279,570     280,617
         Less: Current maturities            2,549       3,574
                                          --------- -----------
                                          $277,021    $277,043
                                          ========= ===========

            On March 24, 1994 the Company secured a line of credit for the US dollar equivalent of $8.4 million Australian dollars (approximately $6.0 million) in compliance with the New South Wales Casino Control Authority's licensing requirements. This line of credit is secured by a $6.3 million certificate of deposit. Interest on this line of credit is payable at the bank's prime rate plus 2.0%. This line of credit expires in December 1994. At March 31, 1994 all funds were available under this line of credit.


            At March 31, 1994, ACSI had available an unsecured line of credit for general working capital purposes totaling $15.0 million. Interest is payable monthly at the bank's prime rate plus .5%. At March 31, 1994, the bank's prime rate was 6.75%. The line of credit is guarantied by OSI and expires in August 1994. Borrowings on this line of credit may not be used for the payment of management fees or to fund ventures in other jurisdictions. At March 31, 1994, ACSI had all the funds under this line of credit available for use.






                                          -9-                   (continued)















                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


       3.Subsequent Events

         On May 6, 1994 the New South Wales Casino Control Authority announced that Sydney Harbour Casino Pty Limited, a company in which Showboat, Inc. is a principal founding shareholder, was the Preferred Applicant to develop a casino in Sydney, Australia. As the Preferred Applicant, Sydney Harbour Casino will work with the Authority during the next six months to obtain all the necessary planning agency approvals. Subsequently the Authority will enter into a 99-year lease for the site of the casino in New South Wales and issue an exclusive casino license for 12 years to cover the State of New South Wales. The Company will have a 27% equity interest in the casino at a cost of approximately $100.0 million. The Company anticipates making its investment in September or October 1994.



























                                   -10-




















       Item 2. Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


       GENERAL

         The consolidated financial statements of Showboat, Inc. and Subsidiaries (the Company) include the accounts of Showboat, Inc.
       (SBO) and its wholly-owned subsidiaries, Showboat Development Company (SDC), Showboat Operating Company (SOC) and Ocean Showboat, Inc. (OSI). They also include SDC's wholly-owned subsidiaries, Lake Pontchartrain Showboat, Inc. (LPSI) and Showboat Louisiana, Inc. (SLI), and OSI's wholly-owned subsidiaries Atlantic
       City Showboat, Inc. (ACSI) and Ocean Showboat Finance Corporation
       (OSFC). Showboat, Inc. and its subsidiaries own and operate hotel casinos in Las Vegas, Nevada (Las Vegas Showboat) and Atlantic City, New Jersey (Atlantic City Showboat) and owns an equity interest in and manages a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana (Star Casino).


       MATERIAL CHANGES IN RESULTS OF OPERATIONS

       Quarter Ended March 31, 1994 Compared to
         Quarter Ended March 31, 1993

       Revenues

         Net revenues for the Company increased to $88.8 million in the quarter ended March 31, 1994 compared to $85.5 million in the same period in 1993, an increase of $3.3 million or 3.8%. Casino revenues increased $1.6 million or 2.2% to $76.9 million in the quarter ended March 31, 1994 from $75.3 million in 1993. Nongaming revenues, which consist principally of food, beverage, room and bowling revenues and management fees, were $18.9 million in the first quarter of 1994, compared to $17.3 million in 1993.

         The Atlantic City Showboat generated $66.3 million of net revenues in the quarter ended March 31, 1994 compared to $64.8 million in the same period in the prior year, an increase of $1.5 million or 2.3%. Casino revenues were $60.5 million in the three months ended March 31, 1994 compared to $59.7 million for the same period in the prior year, an increase of $.8 million or 1.4%. The increase in casino revenues was due primarily to poker revenue of $.7 million and simulcasting revenue of $.5 million recognized for the three months ended March 31, 1994. The poker and simulcasting facilities were not open in the same period in the prior year. This increase was offset by a $.6 million or 1.3% decrease in slot revenues to $44.1 million for the three months ended March 31, 1994 compared to $44.7 million for the same period in the prior year. During the first quarter of 1993, slot revenues included the effect of a $.8



                                   -11-                         (continued)










       million reversal for a progressive slot accrual. The decrease in slot revenue was also affected by the harsh winter weather
       experienced during the first quarter of 1994.   The inclement
       weather was a factor in the results for the total Atlantic City market as gross slot revenues declined 3.7% in that market.

         At the Las Vegas Showboat, net revenues increased to $21.6 million in the quarter ended March 31, 1994 from $20.7 million in the same period in 1993, an increase of $.9 million or 4.2%. The greatest improvement in revenues was realized in the casino where revenues increased to $16.4 million in the first quarter of 1994 from $15.6 million in the first quarter of 1993, an increase of $.8 million or 5.1%. Slot revenues accounted for 81.7% of casino revenues in the first three months of 1994 and 83.3% for the same period in 1993. This is consistent with the increased customer volume as a result of certain marketing activities. Improvements in nongaming revenues were due to increased hotel occupancy resulting from increased effectiveness of certain marketing activities.

         LPSI generated $.9 million in management fee revenues in the first quarter of 1994. LPSI receives management fees of 5.0% of Star Casino's revenues after gaming taxes of 18.5% and boarding fees totaling $5.00 per passenger boarding the vessel. Star Casino, which began operation in November 1993, generated net revenues of $27.5 million in the first quarter of 1994 consisting primarily of casino revenues of $27.1 million. During the first quarter of 1994 the total number of passengers boarding the vessel was 485,189 with an average gaming win per passenger of $55.00.

       Income from operations

         The Company's income from operations increased to $11.1 million in the quarter ended March 31, 1994 from $7.7 million in the same period in 1993, an increase of $3.4 million or 44.3% primarily as a result of improved operating results at the Atlantic City Showboat and the opening of the Star Casino in late 1993.

         The Company incurred approximately $2.3 million in expenses relating to the pursuit of expansion opportunities in jurisdictions outside of Nevada and New Jersey in the first three months of 1994 compared to $.5 million in the first quarter of 1993.

         Atlantic City Showboat's income from operations, before management fees, increased to $7.0 million in the first quarter of 1994 compared to $5.6 million for the same period in 1993, an increase of $1.4 million or 25.3%, primarily as a result of the increase in net revenues. Total operating expenses at the Atlantic City Showboat remained unchanged from the prior year at $59.2 million.




                                   -12-
                                                                (continued)













       Increased depreciation expense resulting from recent facility expansion was offset by a $1.1 million or a 15% decrease in promotional coin incentives offered in conjunction with slot marketing programs and by a $1.2 million or 11% decrease in general and administrative costs.

         Income from operations at the Las Vegas Showboat, which includes parent company expenses, declined to $2.4 million in the first quarter of 1994 from $2.6 million in the quarter ended March 31, 1993, a decrease of $.2 million or 9.5%. This decrease is primarily due to increased parent company expenses, increased food costs and increases in payroll and benefits due to the increased customer volume.

         Until March 1, 1994 SLI owned 30% of Showboat Star Partnership.
       On March 1, 1994 SLI acquired an additional 20% equity interest in Showboat Star Partnership giving SLI a total equity interest of 50%. SLI's equity in the earnings of Showboat Star Partnership for the quarter ending March 31, 1994 was $3.2 million. Showboat Star Partnership had net income of $9.1 million on net revenues of $27.5 million.

         LPSI, which manages Showboat Star Partnership, had income from operations for the quarter ended March 31, 1994 of $.8 million. Operating expenses for LPSI for the first quarter of 1994 were $.1 million.

       Other (income) expense

         Net interest expense increased to $5.4 million in the first quarter of 1994 up from $4.5 million in the same period in 1993, an increase of $.9 million or 20.0%. This increase is primarily the result of an increase in interest expense of $1.5 million as a result of an increase in long-term debt. The increase in interest expense was offset by a $.4 million increase in interest income as a result of increased invested cash and a $.3 million increase in capitalized interest costs associated with the Company's Atlantic City expansion.

         The Company recognized net income of $3.4 million for the quarter ended March 31, 1994 or $.23 per share, compared to a net income before the cumulative effect of the change in method of accounting for income taxes of $1.9 million or $.13 per share in the quarter ended March 31, 1993. Net income for the quarter ended March 31, 1993 was $2.5 million or $.16 per share.






                                    -13-                        (continued)













       MATERIAL CHANGES IN FINANCIAL CONDITION

         As of March 31, 1994 the Company held cash and cash equivalents of $107.5 million compared to $122.8 million at December 31, 1993. On March 1, 1994 the Company purchased from a partner an additional 20% equity interest in Showboat Star Partnership for $9.0 million. The Company has expended approximately $2.3 million in the quarter ended March 31, 1994 in its investigation of expansion opportunities in new jurisdictions.

         During the quarter ended March 31, 1994, the Company expended approximately $19.7 million on capital improvements at its Las Vegas and Atlantic City facilities which were funded from operations. Costs associatied with the expansion project in Atlantic City were $19.5 million at March 31, 1994. Capital expenditures relating to the expansion project in Atlantic City are expected to be $52.2 million in 1994 and $2.3 million in 1995.

         At March 31, 1994, ACSI had available an unsecured line of credit for general working capital purposes totaling $15.0 million. Interest is payable monthly at the bank's prime rate plus .5%. The bank's prime rate at March 31, 1994 was 6.75%. The line of credit is guarantied by OSI and expires in August 1994. Borrowings on this line of credit may not be used for the payment of management fees or to fund ventures in other jurisdictions. At March 31, 1994, ACSI had all the funds under this line of credit available for use.

         On March 24, 1994 the Company secured a line of credit for the US dollar equivalent of $8.4 million Australian dollars (approximately $6.0 million) in compliance with the New South Wales Casino Control Authority's licensing requirements. This line of credit is secured by a $6.3 million certificate of deposit. Interest on this line of credit is payable at the bank's prime rate plus 2.0%. This line of credit expires in December 1994. At March 31, 1994 all funds were available under this line of credit.

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





                                    -14-                        (continued)













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




                                      -15-                      (continued)











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

         The Company believes that it has sufficient capital resources to cover the cash requirements of its existing operations. The ability of the Company to satisfy its cash requirements, however, will be dependent upon the future performance of its casino hotels which will continue to be influenced by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company.

         The Company is involved, among others, in the following expansion opportunities:

         1. On May 6, 1994 the New South Wales Casino Control Authority announced that Sydney Harbour Casino Pty Limited, a company in which Showboat, Inc. is a principal founding shareholder, was the Preferred Applicant to develop a casino in Sydney, Australia. As the Preferred Applicant, Sydney Harbour Casino will work with the Authority during the next six months to obtain all the necessary planning agency approvals. Subsequently the Authority will enter into a 99-year lease for the site of the casino in New South Wales and issue an exclusive casino license for 12 years to cover the State of New South Wales. The Company will have a 27% equity interest in the casino at a cost of approximately $100.0 million. The Company anticipates making its investment in September or October 1994.




                                    -16-                        (continued)














         2. The Company is a member of a partnership which is the only applicant for the gaming berth in East Chicago, Indiana. The Company anticipates that it will contribute approximately $30.0 million to the East Chicago partnership and obtain financing of approximately $90.0 million for the construction of a gaming vessel and related land site improvements. The Partnership has not yet determined the timing of the contribution or financing for the East Chicago gaming opportunity.

         3. The Company has entered into a tribal management and construction agreement with the St. Regis Mohawk Tribe for a tribal casino on the St. Regis Mohawk reservation. The Company will initially loan up to $35.0 million for renovating and outfitting an existing building on the St. Regis Mohawk reservation for the conduct of a gaming business and for working capital purposes.
       This agreement must be approved by the National Indian Gaming Commission (NIGC). No funds shall be advanced for renovation of an existing building until the project has obtained the approval of NIGC and other environmental approvals.

         Under the terms of the Indenture the Company can finance its investment in announced opportunities with equity or a combination of debt and equity financing. The Company is currently exploring equity and debt financing options in order to timely meet all of its obligations in connection with these announced expansion opportunities. There can be no assurance that funds will be available on acceptable terms to the Company to finance the development of all announced or other gaming opportunities.

                         SHOWBOAT, INC. AND SUBSIDIARIES
                         PART II, OTHER INFORMATION


         ITEM 1.         Legal Proceedings.
                         Not Applicable

         ITEM 2.         Changes in Securities.
                         Not applicable

         ITEM 3.         Defaults Upon Senior Securities.
                         Not applicable

         ITEM 4.         Submission of Matters to a Vote of Security
                           Holders.
                         None

         ITEM 5.         Other Information.
                         Not applicable

         ITEM 6.         Exhibits and Reports on Form 8-K.

                         (a)      Exhibits
                                  None

                         (b)      Reports on Form 8-K
                                  None

                                  SIGNATURES







       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SHOWBOAT, INC
                                    Registrant






       Date: May 13, 1994       s/ J. K. Houssels
            ------------------  -------------------------------------
                                J. K. HOUSSELS, CHAIRMAN OF THE BOARD,
                                PRESIDENT AND CHIEF EXECUTIVE OFFICER



       Date: May 13, 1994       s/ Leann Schneider
            ------------------  -----------------------------------------
                                LEANN SCHNEIDER, VICE PRESIDENT - FINANCE
                                AND CHIEF FINANCIAL OFFICER