Form 10-Q
period 1994-06-30
SHOWBOAT INC
filed 1994-08-15
CIK 89966

SHOWBOAT, INC. AND SUBSIDIARIES
                                  INDEX


       PART I            FINANCIAL  INFORMATION                  Page No.


         Item 1.         Financial Statements.

                         Consolidated Balance Sheets -
                          June 30, 1994 and December 31, 1993        1-2

                         Consolidated Statements of Income (Loss)
                          For the six months ended
                          June 30, 1994 and 1993                     3-4

                         Consolidated Statements of Income (Loss)
                          For the three months ended
                          June 30, 1994 and 1993                     5-6

                         Consolidated Statements of Shareholders'
                          Equity - For the six months ended
                          June 30, 1994 and year ended
                          December 31, 1993                           7

                         Consolidated Statements of Cash Flows -
                          For the six months ended
                          June 30, 1994 and 1993                     8-9

                         Notes to Consolidated Financial
                           Statements                               10-13


         Item 2.         Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations.                               14-23



       PART II
                                OTHER INFORMATION

                                   ITEMS 1 - 6                      24-27

                                   SIGNATURES                        28






















       Item 1. Financial Statements.

                           SHOWBOAT, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)
                         JUNE 30, 1994 AND DECEMBER 31, 1993


                                                      JUNE 30,   DECEMBER 31,
            ASSETS                                      1994         1993
           --------                                  ----------- -----------
                                                           (In thousands)
       Current assets:
         Cash and cash equivalents                      $75,307    $122,787

         Receivables, net                                 8,283       5,913

         Income taxes receivable                          1,515       -

         Inventories                                      2,308       2,359

         Prepaid expenses                                 5,902       4,044

         Current deferred income taxes                    6,737       4,865
                                                     ----------- -----------
               Total current assets                     100,052     139,968
                                                     ----------- -----------

       Property and equipment                           487,618     443,347
       Less accumulated depreciation
        and amortization                                155,600     145,527
                                                     ----------- -----------
                                                        332,018     297,820
                                                     ----------- -----------


       Other assets, at cost:
         Deposits and other assets                       10,889       7,892
         Investment in Showboat Star Partnership         30,313      17,750
         Debt issuance costs, net of accumulated
          amortization of $576,000 at June 30,
          1994 and $323,000 at December 31,
          1993                                            7,257       7,270
                                                     ----------- -----------
                                                         48,459      32,912
                                                     ----------- -----------

                                                       $480,529    $470,700
                                                     =========== ===========



           See accompanying notes to consolidated financial statements.


                                          -1-                    (continued)









                           SHOWBOAT, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)
                         JUNE 30, 1994 AND DECEMBER 31, 1993
                                     (continued)


                                                      JUNE 30,   DECEMBER 31,
       LIABILITIES AND SHAREHOLDERS' EQUITY             1994         1993
       -----------------------------------           ----------- -----------
                                                           (In thousands)
       Current liabilities:
         Current maturities of long-term debt              $611      $3,574
         Accounts payable                                13,806      14,173
         Income taxes payable                                -        1,752
         Dividends payable                                  375         375
         Accrued liabilities                             25,634      23,664
                                                     ----------- -----------
               Total current liabilities                 40,426      43,538
                                                     ----------- -----------

       Long-term debt                                   277,033     277,043
                                                     ----------- -----------

       Deferred income taxes                             18,803      14,961
                                                     ----------- -----------

       Shareholders' equity:
         Common stock, $1 par value, 50,000,000
           shares authorized, 15,794,578 shares
           issued at June 30, 1994 and
           December 31, 1993                             15,795      15,795
         Additional paid-in capital                      74,933      71,162
         Retained earnings                               62,673      54,628
                                                     ----------- -----------
                                                        153,401     141,585
         Less: Cost of common stock in treasury,
                419,823 shares at June 30,
                1994 and 814,483 shares at
                December 31, 1993                        (3,316)     (6,370)
               Unearned compensation for
                restricted stock                         (5,818)        (57)
                                                     ----------- -----------
               Total shareholders' equity               144,267     135,158
                                                     ----------- -----------

                                                       $480,529    $470,700
                                                     =========== ===========



           See accompanying notes to consolidated financial statements.


                           SHOWBOAT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                     (unaudited)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                          (In thousands except share and per share data)

                                                        1994        1993
                                                     ----------- -----------
       Revenues:
         Casino                                        $166,358    $156,433
         Food and beverage                               24,037      22,969
         Rooms                                            9,341       8,713
         Sports and special events                        2,086       2,128
         Management fees                                  1,911          -
         Other                                            3,106       2,814
                                                     ----------- -----------
                                                        206,839     193,057
         Less complimentaries                            15,183      14,855
                                                     ----------- -----------
           Net revenues                                 191,656     178,202
                                                     ----------- -----------
       Costs and expenses:
         Casino                                          66,365      62,580
         Food and beverage                               28,361      26,436
         Rooms                                            6,592       6,325
         Sports and special events                        1,606       1,591
         General and administrative                      51,230      45,142
         Selling, advertising and promotion               6,240       5,703
         Depreciation and amortization                   13,196      10,757
                                                     ----------- -----------
                                                        173,590     158,534
                                                     ----------- -----------
       Income from operations from consolidated
         subsidiaries                                    18,066      19,668

       Equity in income of unconsolidated
         affiliate                                        7,063          -
                                                     ----------- -----------
       Income from operations                            25,129      19,668
                                                     ----------- -----------











                                          -3-                    (continued)














                           SHOWBOAT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                     (unaudited)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                    (In thousands except share and per share data)
                                        (continued)

                                                        1994        1993
                                                     ----------- -----------
       Income from operations                           $25,129     $19,668
                                                     ----------- -----------

       Other (income) expense:
         Interest income                                 (1,525)     (1,324)
         Interest expense                                13,272      12,405
         Interest capitalized                            (1,352)       (639)
                                                     ----------- -----------
                                                         10,395      10,442
                                                     ----------- -----------
       Income before income tax expense,
         extraordinary loss and cumulative
         effect adjustment                               14,734       9,226

       Income tax expense                                 5,940       3,554
                                                     ----------- -----------
       Income before extraordinary loss and
         cumulative effect adjustment                     8,794       5,672
       Extraordinary loss on extinguishment of
         debt, net of tax                                    -       (6,679)
       Cumulative effect of change in method of
         accounting for income taxes                         -          556
                                                     ----------- -----------

       Net income (loss)                                 $8,794       ($451)
                                                     =========== ===========


       Weighted average shares outstanding           15,253,861  15,199,435

       Income (loss) per common and equivalent share:
         Income before extraordinary loss
           and cumulative effect adjustment               $0.58       $0.37
         Extraordinary loss on extinguishment of
           debt, net of tax                                  -       ($0.44)
         Cumulative effect of change in method of
           accounting for income taxes                       -        $0.03
                                                     ----------- -----------
         Net income (loss)                                $0.58      ($0.04)
                                                     =========== ===========






           See accompanying notes to consolidated financial statements.

                           SHOWBOAT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                     (unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993
                     (In thousands except share and per share data)

                                                        1994        1993
                                                     ----------- -----------
       Revenues:
         Casino                                         $89,461     $81,161
         Food and beverage                               12,835      11,997
         Rooms                                            5,116       4,879
         Sports and special events                          980         969
         Management fees                                    963          -
         Other                                            1,708       1,469
                                                     ----------- -----------
                                                        111,063     100,475
         Less complimentaries                             8,186       7,769
                                                     ----------- -----------
           Net revenues                                 102,877      92,706
                                                     ----------- -----------
       Costs and expenses:
         Casino                                          35,360      30,674
         Food and beverage                               14,794      13,747
         Rooms                                            3,339       3,276
         Sports and special events                          728         722
         General and administrative                      27,897      23,244
         Selling, advertising and promotion               3,706       3,443
         Depreciation and amortization                    6,835       5,617
                                                     ----------- -----------
                                                         92,659      80,723
                                                     ----------- -----------
       Income from operations from consolidated
         subsidiaries                                    10,218      11,983

       Equity in income of unconsolidated
         affiliate                                        3,823          -
                                                     ----------- -----------
       Income from operations                            14,041      11,983
                                                     ----------- -----------











                                          -5-                    (continued)













                           SHOWBOAT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                     (unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993
                          (In thousands except share and per share data)
                                        (continued)

                                                        1994        1993
                                                     ----------- -----------
       Income from operations                           $14,041     $11,983
                                                     ----------- -----------

       Other (income) expense:
         Interest income                                   (722)       (923)
         Interest expense                                 6,621       7,316
         Interest capitalized                              (903)       (450)
                                                     ----------- -----------
                                                          4,996       5,943
                                                     ----------- -----------
       Income before income tax expense
         and extraordinary loss                           9,045       6,040

       Income tax expense                                 3,691       2,289
                                                     ----------- -----------

       Income before extraordinary loss                   5,354       3,751

       Extraordinary loss on extinguishment of
         debt, net of tax                                    -       (6,679)
                                                     ----------- -----------

       Net income (loss)                                 $5,354     ($2,928)
                                                     =========== ===========


       Weighted average shares outstanding           15,321,474  15,322,016

       Income (loss) per common and equivalent share:
         Income before extraordinary loss                 $0.35       $0.24
         Extraordinary loss on extinguishment of
           debt, net of tax                                  -       ($0.44)
                                                     ----------- -----------
         Net income (loss)                                $0.35      ($0.20)
                                                     =========== ===========






           See accompanying notes to consolidated financial statements.

                                 SHOWBOAT, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           (unaudited)
                              FOR THE SIX MONTHS ENDED JUNE 30, 1994
                                  AND YEAR ENDED DECEMBER 31, 1993

                                                                                           Unearned
                                                     Additional                          compensation
                                            Common     paid-in    Retained     Treasury  for restricted
                                            stock      capital    earnings      stock       stock        Total
                                          ---------- -----------  ---------- ------------ ----------- ------------
                                                         (In thousands)

       Balance, January 1, 1993             $15,795     $69,374     $48,778      ($7,761)      ($168)    $126,018

       Net income                                -           -        7,341           -           -         7,341

       Cash dividends ($.10 per share)           -           -       (1,491)          -           -        (1,491)

       Share transactions under
         stock plans                             -        1,788          -         1,391          -         3,179

       Amortization of unearned
         compensation                            -           -           -            -          111          111
                                          ---------- -----------  ---------- ------------ ------------ -----------

       Balance, December 31, 1993            15,795      71,162      54,628       (6,370)        (57)     135,158

       Net income                                -           -        8,794           -           -         8,794

       Cash dividends ($.05 per share)           -           -         (749)          -           -          (749)

       Share transactions under
         stock plans                             -        3,771          -         3,054      (6,122)         703

       Amortization of unearned
         compensation                            -           -           -            -          361          361
                                          ---------- -----------  ---------- ------------ ------------ -----------

       Balance, June 30, 1994               $15,795     $74,933     $62,673      ($3,316)    ($5,818)    $144,267
                                          ========== ===========  ========== ============ ============ ===========











               See accompanying notes to consolidated financial statements.


                           SHOWBOAT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                   FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                        1994         1993
                                                     ----------- -----------
                                                           (In thousands)
       Cash flows from operating activities:
         Net income (loss)                               $8,794       ($451)
         Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
           Allowance for doubtful accounts                 (154)        881
           Depreciation and amortization                 13,196      10,757
           Extraordinary loss on extinguishment of
             debt                                            -       11,166
           Cumulative effect of change in accounting
             method                                          -         (556)
           Amortization of debt issuance costs              253         491
           Provision for deferred income taxes            1,970          22
           Provision for loss on Casino
             Reinvestment Development Authority
             obligation                                     566         524
           Amortization of unearned compensation            361          57
           Equity in income of unconsolidated
             affiliate                                   (7,063)         -
           (Increase) in receivables, net                (2,216)     (1,589)
           (Increase) in income taxes receivable         (3,027)     (4,018)
           (Increase) in inventories and
             prepaid expenses                            (1,807)     (1,478)
           (Increase) in deposits and
             other assets                                (2,299)        (10)
           Increase (decrease) in accounts payable          893         (61)
           Increase (decrease) in accrued
             liabilities                                  1,970      (2,665)
           Other                                            (63)        449
                                                     ----------- -----------
              Net cash provided by
                operating activities                     11,374      13,519
                                                     ----------- -----------


       Cash flows from investing activities:
         Acquisition of property and equipment          (48,407)    (31,803)
         Proceeds from sale of equipment                     65          60
         Deposit for Casino Reinvestment
           Development Authority obligation              (1,557)     (1,461)
         Decrease in deposits and other assets               -        3,595
         Investment in Showboat Star Partnership         (9,000)         -
         Distribution of Partnership earnings             3,500          -
                                                     ----------- -----------
              Net cash used in
                investing activities                    (55,399)    (29,609)
                                                     ----------- -----------

           See accompanying notes to consolidated financial statements.

                                          -8-                    (continued)







                           SHOWBOAT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                   FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                     (continued)



                                                        1994         1993
                                                     ----------- -----------
                                                           (In thousands)
       Cash flows from financing activities:
         Principal payments of long-term debt and
           capital lease obligations                    ($2,973)  ($209,989)
         Proceeds from Issuance of long-term debt            -      275,000
         Debt issuance costs                                 -       (7,548)
         Payment of dividends                              (749)       (654)
         Proceeds from employee stock option exercise       507       1,663
         Other                                             (240)         -
                                                     ----------- -----------
              Net cash provided by (used in)
                financing activities                     (3,455)     58,472
                                                     ----------- -----------

       Net increase (decrease) in cash and
         cash equivalents                               (47,480)     42,382

       Cash and cash equivalents at
         beginning of period                            122,787      99,601
                                                     ----------- -----------
       Cash and cash equivalents at end of period       $75,307    $141,983
                                                     =========== ===========


       Supplemental disclosures of cash
        flow information:
         Cash paid during the period for:
           Interest                                     $13,019     $14,905
           Income taxes                                   6,998       3,063



       Supplemental schedule of noncash investing
        and financing activities:
        Increase (decrease) in property and equipment
           acquisitions included in construction
           contracts and retentions payable              (1,400)      3,061

         Share transactions under long-term incentive
           plan                                           6,131          -

         Transfer deposits to property and equipment        433          -



           See accompanying notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations

            The consolidated financial statements of Showboat, Inc. and Subsidiaries (the Company) include the accounts of Showboat, Inc.
         (SBO) and its wholly-owned subsidiaries, Showboat Development Company (SDC), Showboat Operating Company (SOC) and Ocean Showboat, Inc. (OSI). They also include SDC's wholly-owned subsidiaries, Lake Pontchartrain Showboat, Inc. (LPSI) and Showboat Louisiana, Inc. (SLI), and OSI's wholly-owned subsidiaries Atlantic City Showboat, Inc. (ACSI) and Ocean Showboat Finance Corporation (OSFC). Showboat, Inc. and its subsidiaries own and operate hotel casinos in Las Vegas, Nevada (Las Vegas Showboat) and Atlantic City, New Jersey (Atlantic City Showboat) and own an equity interest in and manage a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana (Star Casino).

           LPSI was formed in 1993 to manage a riverboat casino, the Star Casino, in New Orleans, Louisiana pursuant to a management contract. SLI was also formed in 1993 to hold a 30% equity interest in Showboat Star Partnership (SSP) which owns the Star Casino, managed by LPSI. On March 1, 1994, the Company purchased an additional 20% equity interest, increasing its interest to 50%, in SSP, from its partner for $9.0 million. Operation of the Star Casino commenced on November 8, 1993. The investment by SLI in SSP has been accounted for under the equity method of accounting. The Company's equity in the income or loss of SSP is included in the Consolidated Statement of Income (Loss) as equity in income of unconsolidated affiliate. LPSI receives a management fee from SSP of 5.0% of casino revenues net of gaming taxes of 18.5% and boarding fees.

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





                                          -10-                   (continued)










                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


       2.LONG-TERM DEBT

           Long-term debt consists of the following:


                                           June 30,  December 31,
                                             1994       1993
                                          ---------- -----------
                                              (In thousands)


         9 1/4% First Mortgage Bonds
           due 2008                        $275,000    $275,000
         Capitalized lease obligations        2,644       5,617
                                          ---------- -----------
                                            277,644     280,617
         Less current maturities                611       3,574
                                          ---------- -----------
                                           $277,033    $277,043
                                          ========== ===========

            On March 24, 1994 the Company secured a line of credit for approximately $6.1 million, the US dollar equivalent of $8.4 million Australian dollars, in compliance with the New South Wales Casino Control Authority's licensing requirements. This line of credit is secured by a $6.3 million certificate of deposit. Interest on this line of credit is payable at the bank's prime rate plus 2.0%. At June 30, 1994 the bank's prime rate was 7.25%. This line of credit expires in December 1994. At June 30, 1994 all funds were available under this line of credit.

            At June 30, 1994, ACSI had available an unsecured line of credit for general working capital purposes totaling $15.0 million. Interest is payable monthly at the bank's prime rate plus .5%. At June 30, 1994, the bank's prime rate was 7.25%. The line of credit is guaranteed by OSI and expires in August 1994. Borrowings on this line of credit may not be used for the payment of management fees to SBO or to fund ventures in other jurisdictions. At June 30, 1994, ACSI had all the funds under this line of credit available for use.

           On July 1, 1994 the Company obtained consents to amend its Indenture governing its 9 1/4% First Mortgage Bonds due 2008
       (Bonds). The permitted Amendments, as supplemented and modified, (a) permit the Company or its subsidiaries to invest in Controlled Entities (as defined in the Consent Solicitation Statement), the





                                          -11-                   (continued)










                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


       2.  Long-term Debt (continued)

       equity investment and management fees (subject to certain approvals) of which will be pledged as additional Collateral to secure the Bonds; (b) permit the Company or its subsidiaries to raise up to $150.0 million in subordinated indebtedness, which will not be secured by any Collateral and at least $100.0 million of the proceeds of which will be used to fund the Company's investment in Sydney Harbour Casino Holdings Limited (SHCL); (c) permit the Company to pay its regular quarterly dividend and make certain Restricted Payments permitted by Section 4.09(b), as amended, without meeting the debt incurrence requirement contained in the Indenture; (d) limit the Company from incurring no more than 50% of the cost of improvements to either the Las Vegas Showboat or the Atlantic City Showboat with indebtedness which is pari passu to the Bonds. The Company received consents from holders of $244,760,000 or 89% of the Bonds.

           On August 10, 1994, the Company issued $120,000,000 of 13% Senior Subordinated Notes due 2009 (Notes). The proceeds from the sale of the Notes (Note Offering) were $116.5 million, net of underwriting discounts and commissions. Proceeds will be used to (i) invest approximately $100.0 million for an approximately 27% equity interest in SHCL, a subsidiary which has been selected as the preferred applicant to build, manage and operate the sole full-service casino in New South Wales, Australia (Sydney Harbour Casino), and (ii) renovate the Las Vegas Showboat in order to upgrade the facility to current building codes, replace the existing power plant facility and add up to a 900-space parking garage at an aggregate cost of approximately $15.0 million. In the event the Company determines not to pursue any portion of the Las Vegas renovation the Company will use any remaining net proceeds for other expansion opportunities, capital improvements to its existing properties or other general corporate purposes.

           The Company is required to place $100.0 million of the net proceeds of the Note Offering into an escrow account, which may only be used to fund the Company's investment in SHCL. In the event that (i) SHCL (or a subsidiary of SHCL) has not been officially selected as the sole licensee of the Sydney Harbour Casino, or (ii) the Company (or a subsidiary of the Company) has not entered into a binding agreement with SHCL to manage the gaming operations of the Sydney Harbour Casino for a period of not less than 12 years, within 12 months of the issuance of the Notes, then the Company shall first offer to purchase the Notes up to an aggregate of $100.0 million principal amount and then if any portion of the $100.0 million remains (First Remaining Portion),




                                   -12-                          (continued)











                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

       2.  Long-term Debt (continued)

       then offer to purchase up to an aggregate of the First Remaining Portion of the Bonds from the Bondholders. Following such offers, if any portion of the $100.0 million remains, such portion may be used for general corporate purposes.

           The Notes are unconditionally guaranteed by OSI, ACSI and SOC. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year commencing on February 1, 1995. The Notes are not redeemable prior to August 1, 2001. Thereafter, the Notes will be redeemable, in whole or in part, at redemption prices specified in the Indenture for the Notes (Note Indenture). The Notes are unsecured general obligations of the Company subordinated in right of payment to all Senior Debt (as defined in the Note Indenture) of the Company.

           The Note Indenture places significant restrictions on the Company, many of which are similar to the restrictions placed on the Company by the Indenture for the Bonds (Bond Indenture), including covenants restricting or limiting the ability of the Company and its Restricted Subsidiaries (as defined in the Note Indenture) to, among other things, (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred stock, (iii) create liens, (iv) create dividend and other payment restrictions affecting Restricted Subsidiaries, (v) enter into mergers, consolidations or make sales of all or substantially all assets, (vi) enter into transactions with affiliates and (vii) engage in other lines of business.


       3.  LONG-TERM INCENTIVE PLAN

           On May 25, 1994, the shareholders of SBO approved a long-term incentive plan in which officers and key employees of the Company participate. Up to 2,000,000 shares of SBO common stock may be awarded to plan participants as either restricted shares or stock options. As of June 30, 1994 1,118,000 stock options have been granted and 366,000 restricted shares have been issued from treasury shares to officers and key employees. Plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a five-year period. Unearned compensation equal to the market value of SBO's common stock was recorded at June 30, 1994 and is being amortized ratably from the date of grant over the restricted five-year period as it is earned. Compensation expense of $361,000 was recognized during the six months ended June 30, 1994. Unearned compensation at June 30, 1994 is $5,818,000 and is shown as a reduction of Shareholders' Equity in the accompanying Consolidated Balance Sheet.


                                   -13-











       Item 2. Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


       GENERAL

         The consolidated financial statements of Showboat, Inc. and Subsidiaries (the Company) include the accounts of Showboat, Inc.
       (SBO) and its wholly-owned subsidiaries, Showboat Development Company (SDC), Showboat Operating Company (SOC) and Ocean Showboat, Inc. (OSI). They also include SDC's wholly-owned subsidiaries, Lake Pontchartrain Showboat, Inc. (LPSI) and Showboat Louisiana, Inc. (SLI), and OSI's wholly-owned subsidiaries Atlantic
       City Showboat, Inc. (ACSI) and Ocean Showboat Finance Corporation
       (OSFC). Showboat, Inc. and its subsidiaries own and operate hotel casinos in Las Vegas, Nevada (Las Vegas Showboat) and Atlantic City, New Jersey (Atlantic City Showboat) and own an equity interest in and manage a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana (Star Casino).

         LPSI was formed in 1993 to manage a riverboat casino, the Star Casino, in New Orleans, Louisiana pursuant to a management contract. SLI was also formed in 1993 to hold a 30% equity interest in Showboat Star Partnership (SSP) which owns the Star Casino, managed by LPSI. On March 1, 1994, the Company purchased an additional 20% equity interest, increasing its interest to 50%, in SSP, from its partner for $9.0 million. Operation of the Star Casino commenced on November 8, 1993. The investment by SLI in SSP has been accounted for under the equity method of accounting. The Company's equity in the income or loss of SSP is included in the Consolidated Statement of Income
       (Loss) as equity in income of unconsolidated affiliate. LPSI receives a management fee from SSP of 5.0% of casino revenues net of gaming taxes of 18.5% and boarding fees. Due to either inclement weather or underwater obstructions, Star Casino has been principally operating mock cruises since the commencement of operations and dockside gaming with open boarding since June 22, 1994.


       MATERIAL CHANGES IN RESULTS OF OPERATIONS

       Quarter Ended June 30, 1994 Compared to
         Quarter Ended June 30, 1993

       Revenues

         Net revenues for the Company increased to $102.9 million in the quarter ended June 30, 1994 compared to $92.7 million in the same period in 1993, an increase of $10.2 million or 11.0%. Casino revenues increased $8.3 million or 10.2% to $89.5 million in the quarter ended June 30, 1994 from $81.2 million in 1993. Nongaming revenues, which consist principally of food, beverage, room and bowling revenues and management fees, were $21.6 million in the second quarter of 1994, compared to $19.3 million in 1993.

         The Atlantic City Showboat generated $81.1 million of net revenues in the quarter ended June 30, 1994 compared to $72.1 million in the same period in the prior year, an increase of $9.0 million or








                                   -14-                          (continued)

































































       12.4%. Casino revenues were $73.9 million in the three months ended June 30, 1994 compared to $65.7 million for the same period in the prior year, an increase of $8.2 million or 12.5%. The increase in casino revenues was due to an increase in slot revenues of $8.1 million or 17.4%. Slot revenues were $54.9 million in the second quarter of 1994, compared to $46.8 million for the prior year. This increase compares to a 2.6% growth in slot revenues in the Atlantic City market for the quarter ended June 30, 1994. The favorable comparison to prior year is the result of the adverse impact of construction activities in the second quarter of 1993 on slot revenues and the opening on May 27, 1994 of an additional 15,000 square feet of casino space with approximately 560 new slot machines, an increase in slot machines of approximately 23%. Atlantic City Showboat slot revenues continued to dominate casino revenues at 74.3% in the quarter ended June 30, 1994 and 71.2% of casino revenues in the quarter ended June 30, 1993.

         At the Las Vegas Showboat, net revenues increased to $20.8 million in the quarter ended June 30, 1994 from $20.6 million in the same period in 1993, an increase of $.2 million or 1.2%. Casino revenues increased to $15.5 million in the second quarter of 1994 from $15.4 million in the second quarter of 1993, an increase of $.1 million or .7%. Slot revenues accounted for 84.0% of casino revenues in the second quarter of 1994 and in 1993. Improvements in nongaming revenues were due to increased hotel occupancy resulting from increased effectiveness of certain marketing activities.

         LPSI generated $1.0 million in management fee revenues in the second quarter of 1994. LPSI receives management fees of 5.0% of Star Casino's casino revenues after gaming taxes of 18.5% and boarding fees totaling $5.00 per passenger boarding the vessel. Star Casino generated net revenues of $25.9 million in the second quarter of 1994 consisting primarily of casino revenues of $25.6 million. During the second quarter of 1994 the total number of passengers boarding the vessel was 485,461 with an average gaming win per passenger per visit of $52.77.

       Income From Operations

         The Company's income from operations increased to $14.0 million in the quarter ended June 30, 1994 from $12.0 million in the same period in 1993, an increase of $2.0 million or 17.2% primarily as a result of improved operating results at the Atlantic City Showboat and the opening of the Star Casino in late 1993.

         The Company incurred approximately $4.9 million in corporate expenses and expenses relating to the pursuit of expansion opportunities in jurisdictions outside of Nevada and New Jersey in the second quarter of 1994 compared to $1.0 million in the second quarter of 1993.





                                   -15-
                                                                 (continued)









         Atlantic City Showboat's income from operations, before management fees, increased to $12.6 million in the second quarter of 1994 compared to $11.0 million for the same period in 1993, an increase of $1.6 million or 14.6%, primarily as a result of the increase in slot revenues. Total operating expenses at the Atlantic City Showboat increased to $68.5 million in the second quarter of 1994, an increase of $7.4 million or 12.0%. This increase in operating expenses was due primarily to a $1.3 million increase in depreciation expense due to the expanded facility, and a $4.7 million increase in casino division expenses consisting primarily of an increase in promotional coin expense.

         Income from operations at the Las Vegas Showboat declined to $1.9 million in the second quarter of 1994 from $2.3 million in the second quarter of 1993, a decrease of $.4 million or 17.9%. This decrease is primarily due to increased food costs as a result of certain promotional activities, entertainment expenses and advertising costs.

         SLI's equity in the earnings of Showboat Star Partnership for the quarter ending June 30, 1994 was $3.8 million. Showboat Star Partnership had net income of $7.6 million on net revenues of $25.9 million. LPSI, which manages Showboat Star Partnership, had income from operations for the quarter ended June 30, 1994 of $.7 million.


       Other (Income) Expense

         Net interest expense decreased to $5.0 million in the second quarter of 1994 down from $5.9 million in the same period in 1993, a decrease of $.9 million or 15.9%. This decrease is primarily the result of the repurchase of all ACSI's 11 3/8% Mortgage-Backed Bonds Due 2002 on June 18, 1993 and a $.5 million increase in capitalized interest associated with the Company's Atlantic City expansion.


       Net Income (Loss)

         The Company recognized net income of $5.4 million for the quarter ended June 30, 1994 or $.35 per share, compared to income of $3.8 million for the quarter ended June 30, 1993 or $.24 per share, before an extraordinary loss on early extinguishment of debt of $6.7 million or $.44 per share. The net loss for the quarter ended June 30, 1993 was $2.9 million or $.20 per share.






                                    -16-                         (continued)














       Six Months Ended June 30, 1994 Compared to Six Months
         Ended June 30, 1993

           Net revenues for the Company increased to $191.7 million in the six months ended June 30, 1994 compared to $178.2 million in the same period in 1993, an increase of $13.5 million or 7.6%. Casino revenues increased $9.9 million or 6.3% to $166.4 million in the six months ended June 30, 1994 from $156.4 million in 1993.
       Nongaming revenues, which consist principally of food, beverage, room and bowling revenues and management fees, were $40.5 million in the six months ended June 30, 1994 compared to $36.6 million in 1993.

           The Atlantic City Showboat generated $147.4 million of net revenues in the six months ended June 30, 1994, compared to $136.9 million for the same period in the prior year, an increase of $10.5 million or 7.6%. Casino revenues were $134.5 million for the six months ended June 30, 1994 compared to $125.4 million for the same period in the prior year, an increase of $9.1 million or 7.2%. The increase in casino revenues is attributable to an increase of $7.5 million in slot revenues, an increase in poker revenues of $1.4 million and an increase of $1.2 million in simulcast revenues. Slot revenues were $99.0 million for the six months ended June 30, 1994, compared to $91.5 million for the prior year. The $7.5 million, or 8.3%, increase in slot revenues at the Atlantic City Showboat compares to a slight decrease (.3%) in slot revenues in the Atlantic City market for the same time period. The favorable comparison to prior year is the result of the adverse impact of construction activities in the first six months of 1993 on slot revenues and the opening on May 27, 1994 of an additional 15,000 square feet of casino space with approximately 560 new slot machines, an increase in slot machines of approximately 23%. At the Atlantic City Showboat, slot revenues were 73.6% of casino revenues for the first six months of 1994 and 72.9% of casino revenues in the same period in 1993.

           At the Las Vegas Showboat, net revenues increased to $42.4 million in the six months ended June 30, 1994 from $41.3 million in the same period in 1993, an increase of $1.1 million or 2.7%. Casino revenues increased to $31.9 million in the first six months of 1994 from $31.0 million in the first six months of 1993, an increase of $.9 million or 2.9%. Slot revenues accounted for 82.8% of casino revenues in the six months ended June 30, 1994 and 83.7% for the same period in 1993. Improvements in nongaming revenues were due to increased hotel occupancy resulting from increased effectiveness of certain marketing activities.

           LPSI generated $1.9 million in management fee revenues in the six months ended June 30, 1994. Star Casino generated net revenues of $53.4 million in the first six months of 1994 consisting primarily of casino revenues of $52.8 million. During the first six months of 1994 the total number of passengers boarding the vessel was 971,187 with an average gaming win per passenger of $54.33.




                                    -17-                         (continued)










       Income From Operations

           The Company's income from operations increased to $25.1 million in the six months ended June 30, 1994 from $19.7 million in the same period in 1993, an increase of $5.5 million or 27.8% primarily as a result of improved operating results at the Atlantic City Showboat and the opening of the Star Casino in late 1993.

           The Company incurred approximately $7.6 million in corporate expenses and in expenses relating to the pursuit of expansion opportunities in jurisdictions outside of Nevada and New Jersey in the first six months of 1994 compared to $1.7 million in the first six months of 1993.

           Atlantic City Showboat's income from operations, before management fees, increased $3.0 million or 18.2% to $19.6 million for the six months ended June 30, 1994 compared to $16.6 million in the same period in the prior year. This increase was due primarily to the increase in net revenues. Operating expenses at the Atlantic City Showboat increased $7.4 million, or 6.1% to $127.7 million for the six months ended June 30, 1994 compared to $120.3 million for the same period in the prior year. The increased operating expenses included a $2.5 million increase in depreciation expense due to Atlantic City Showboat's expanded facility and a $3.7 million increase in casino division expenses. This increase in casino division expenses was due primarily to increased slot marketing expenses.

           Income from operations at the Las Vegas Showboat declined to $4.6 million in the six months ended June 30, 1994 from $5.0 million in the six months ended June 30, 1993, a decrease of $.4 million or 8.3%. This decrease is primarily due to increases in promotional food costs, increased entertainment costs and increased advertising.

           SLI's equity in the earnings of Showboat Star Partnership for the six months ended June 30, 1994 was $7.1 million. Showboat Star Partnership had net income of $16.6 million on net revenues of $53.4 million. LPSI, which manages Showboat Star Partnership, had income from operations for the six months ended June 30, 1994 of $1.4 million.

       Other (Income) Expense

           Interest expense increased to $13.3 million in the six months ended June 30, 1994 from $12.4 million in the same period in 1993, an increase of $.9 million or 7.0%. This increase is the result of an increase in long-term debt. The increase in interest expense was offset by a $.7 million increase in capitalized interest associated with the Company's Atlantic City expansion.




                                    -18-                         (continued)










       Net Income (Loss)

           The Company recognized net income of $8.8 million for the six months ended June 30, 1994 or $.58 per share, compared to income of $5.7 million or $.37 per share before an extraordinary loss of $6.7 million or $.44 per share and the cumulative effect of a change in accounting method of $.6 million or $.03 per share in the quarter ended June 30, 1993. The net loss for the six months ended June 30, 1993 was $.5 million or $.04 per share.

       MATERIAL CHANGES IN FINANCIAL CONDITION

           As of June 30, 1994, the Company held cash and cash equivalents of $75.3 million compared to $122.8 million at December 31, 1993.
       On March 1, 1994, the Company purchased from a partner an additional 20% equity interest in Showboat Star Partnership for $9.0 million. The Company has expended approximately $6.2 million in the six months ended June 30, 1994 on its investigation of expansion opportunities in new jurisdictions.

           During the six months ended June 30, 1994, the Company expended approximately $48.4 million on capital improvements at its Las Vegas and Atlantic City facilities which were funded from operations and cash on hand. Costs associated with the expansion project in Atlantic City were $37.0 million at June 30, 1994. Capital expenditures relating to the expansion project in Atlantic City are expected to be $52.2 million in 1994.

           At June 30, 1994, ACSI had available an unsecured line of credit for general working capital purposes totaling $15.0 million. Interest is payable monthly at the bank's prime rate plus .5%. The bank's prime rate at June 30, 1994 was 7.25%. The line of credit is guaranteed by OSI and expires in August 1994. Borrowings on this line of credit may not be used for the payment of management fees to SBO to fund ventures in other jurisdictions. At June 30, 1994, ACSI had all the funds under this line of credit available for use.

           On March 24, 1994, the Company secured a line of credit for approximately $6.1 million, the US dollar equivalent of $8.4 million Australian dollars, in compliance with the New South Wales Casino Control Authority's licensing requirements. This line of credit is secured by a $6.3 million certificate of deposit. Interest on this line of credit is payable at the bank's prime rate plus 2.0%. The bank's prime rate at June 30, 1994 was 7.25%. This line of credit expires in December 1994. At June 30, 1994 all funds were available under this line of credit.

           On May 18, 1993, the Company issued $275,000,000 of 9 1/4%
       First Mortgage Bonds due 2008 (Bonds) pursuant to an indenture among the Company, as issuer, SOC, ACSI and OSI, as guarantors, and IBJ Schroeder Bank & Trust Company, as trustee (Bond Indenture). The Bonds are unconditionally guaranteed by OSI, ACSI and SOC. The Bond Indenture was amended on July 18, 1994. Interest on the Bonds is


                                    -19-                         (continued)









       payable semi-annually on May 1 and November 1 of each year. The Bonds are not redeemable prior to May 1, 2000. Thereafter, the Bonds will be redeemable, in whole or in part, at redemption prices specified in the Bond Indenture, as amended. The Bonds are senior secured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu with the Company's senior indebtedness. The Bonds are secured by a deed of trust representing a first lien on the Las Vegas hotel casino (other than certain assets), by a pledge of all outstanding shares of capital stock of OSI, an intercompany note by ACSI in favor of SBO and a pledge of certain intellectual property rights of the Company. OSI's obligation under its guarantee is secured by a pledge of all outstanding shares of capital stock of ACSI. ACSI's obligation under its guarantee is secured by a leasehold mortgage representing a first lien on the Atlantic City hotel casino (other than certain assets). SOC's guarantee is secured by a pledge of certain assets related to the Las Vegas hotel casino.

           The Bond Indenture, as amended, places significant restrictions on SBO and its subsidiaries, including restrictions on making loans and advances by SBO to subsidiaries which are Non-Recourse Subsidiaries or subsidiaries in which SBO owns less than 50% of the equity. All capitalized terms not otherwise defined in this paragraph have the meanings assigned to the Bond Indenture, as amended. The Bond Indenture, as amended, also places significant restrictions on the incurrence of additional Indebtedness by SBO and its subsidiaries, the creation of additional Liens on the Collateral securing the Bonds, transactions with Affiliates and the investment by SBO and its subsidiaries in certain Investments. In addition, the terms of the Bond Indenture, as amended, prohibit SBO and its subsidiaries from making a Restricted Payment unless, at the time of such Restricted Payment: (i) no Default or Event of Default has occurred or would occur as a consequence of such restricted payment;
       (ii) SBO, at the time of such Restricted Payment other than an investment in a subsidiary in a gaming related business or a quarterly dividend, and after giving proforma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, would have been permitted to incur at least $1.00 of additional Indebtedness; and, (iii) such Restricted Payment, together with the aggregate of all other Restricted Payments by SBO and its subsidiaries is less than the sum of (x) 50% of the Consolidated Net Income of SBO for the period (taken as one accounting period) from April 1, 1993 to the end of SBO's most recently ended fiscal quarter for which internal financial statements are available, plus (y) 100% of the aggregate net cash proceeds received by SBO from the issuance or sale of Equity Interests of SBO since the Issue Date, plus (z) Excess Non-Recourse Subsidiary Cash Proceeds received after the Issue Date. The term Restricted Payment does not include, among other things, the payment of any dividend if, at the time of declaration of such dividend, the dividend would have complied with the provisions of the Bond Indenture, as amended; the redemption, repurchase, retirement, or other acquisition of any



                                    -20-                         (continued)










       Equity Interest of SBO out of proceeds of the substantially concurrent sale of other Equity Interests of SBO; Investments by SBO in an amount not to exceed $75,000,000 in the aggregate in any Non-Recourse Subsidiary engaged in a Gaming Related Business; Investments by SBO in any Non-Recourse Subsidiary engaged in a Gaming Related Business in an amount not to exceed in the aggregate 100% of all cash received by SBO from any Non-Recourse Subsidiary up to $75,000,000 in the aggregate and thereafter, 50% of all cash received by SBO from any Non-Recourse Subsidiary other than cash required to be repaid or returned to such Non-Recourse Subsidiary provided that the aggregate amount of Investments pursuant thereto does not exceed $125,000,000 in the aggregate; investments in Controlled Entities; and the purchase, redemption, defeasance of any pari passu Indebtedness with a substantially concurrent purchase, redemption, defeasance, or retirement of the Bonds (on a pro rata basis).

           Additionally, the Bond Indenture, as amended, permits the Company to incur up to $150,000,000 in aggregate principal amount of Indebtedness without meeting the debt incurrence test contained in the Bond Indenture, provided that $100,000,000 of such Indebtedness is kept in a segregated account pledged as Collateral to secure the Bonds until receipt of the Australian Gaming Approval. Upon receipt of the Australian Gaming Approval the segregated funds shall be used to make the Company's A$135,000,000 investment in the Sydney Harbour Casino. If the Australian Gaming Approval is not received within a year of the incurrence of such Indebtedness, the segregated proceeds shall be used to offer to redeem such Indebtedness and if any segregated proceeds remain to offer to redeem the Bonds.

           On August 10, 1994, the Company issued $120,000,000 of 13% Senior Subordinated Notes due 2009 (Notes). The proceeds from the sale of the Notes (Note Offering) were $116.5 million, net of underwriting discounts and commissions. Proceeds will be used to (i) invest approximately $100.0 million for an approximately 27% equity interest in Sydney Harbour Casino Holdings Limited (SHCL), a subsidiary which has been selected as the Preferred Applicant to build, manage and operate the sole full-service casino in New South Wales, Australia (Sydney Harbour Casino), and (ii) renovate the Las Vegas Showboat in order to upgrade the facility to current building codes, replace the existing power plant facility and add up to a 900-space parking garage at an aggregate cost of approximately $15.0 million. In the event the Company determines not to pursue any portion of the Las Vegas renovation, the Company will use any remaining net proceeds for other expansion opportunities, capital improvements to its existing properties or other general corporate purposes.


                                      -21-                       (continued)



















           The Company is required to place $100.0 million of the net Proceeds of the Note offering into an escrow account, which may only be used to fund the Company's investment in SHCL. In the event that
       (i) SHCL (or a subsidiary of SHCL) has not been officially selected as the sole licensee of the Sydney Harbour Casino, or (ii) the Company (or a subsidiary of the Company) has not entered into a binding agreement with SHCL to manage the gaming operations of the Sydney Harbour Casino for a period of not less than 12 years, within 12 months of the issuance of the Notes, then the Company shall first offer to purchase the Notes up to an aggregate of $100.0 million principal amount and then if any portion of the $100.0 million remains (First Remaining Portion), then offer to purchase up to an aggregate of the First Remaining Portion of the Bonds from the Bondholders. Following such offers, if any portion of the $100 million remains, such portion may be used for general corporate purposes.

           The Notes are unconditionally guaranteed by OSI, ACSI and SOC. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year commencing on February 1, 1995. The Notes are not redeemable prior to August 1, 2001. Thereafter, the Notes will be redeemable, in whole or in part, at redemption prices specified in the Indenture for the Notes (Note Indenture). The Notes are unsecured general obligations of the Company subordinated in right of payment to all Senior Debt (as defined in the Note Indenture) of the Company.

           The Note Indenture places significant restrictions on the Company, many of which are similar to the restrictions placed on the Company by the Bond Indenture, as amended, including covenants restricting or limiting the ability of the Company and its Restricted Subsidiaries (as defined in the Note Indenture) to, among other things, (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred stock, (iii) create liens, (iv) create dividend and other payment restrictions affecting Restricted Subsidiaries, (v) enter into mergers, consolidations or make sales of all or substantially all assets, (vi) enter into transactions with affiliates and (vii) engage in other lines of business.

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

           The Company is involved in certain expansion opportunities. No assurance can be given that any of the announced projects, or any project under development or any unannounced projects under development will be completed, licensed or result in any significant contribution to the Company's cash flow or earnings. Casino gaming operations are highly regulated and new casino development is subject to a number of risks.

                                    -22-                         (continued)








           Announced expansion opportunities include:

           1. On May 6, 1994 the New South Wales Casino Control Authority (Authority) announced that Sydney Harbour Casino Pty Limited, a company in which Showboat, Inc. is a principal founding shareholder, was the Preferred Applicant to develop a casino in Sydney, Australia. As the Preferred Applicant, Sydney Harbour Casino during the next six months will seek to obtain all the necessary planning agency approvals and obtain the casino license. No assurance can be given that Sydney Harbour Casino Pty Limited will obtain all planning agency approvals or the casino license. Subsequently the Authority will enter into a 99-year lease for the site of the casino in New South Wales and issue an exclusive casino license for 12 years to cover the State of New South Wales. The Company will have a 27% equity interest in the casino at a cost of approximately $100.0 million. The Company anticipates making its investment in November or December 1994.

         2. The Company is a member of a partnership which is the only applicant for the sole riverboat gaming license allocated by statute to East Chicago, Indiana. Subject to available financial resources, the Company anticipates that it will contribute approximately $30.0 million to the East Chicago partnership and will help the partnership obtain financing of approximately $90.0 million for the construction of a gaming vessel and related land site improvements. The Partnership has not yet determined the timing or source of the contribution or financing for the East Chicago gaming opportunity. Issuance of the gaming license is subject to the resolution of certain legal challenges to the Indiana gaming statute.

         3. In April 1994, the Company entered into a management agreement and related agreements to manage a casino (the St. Regis Casino) on the St. Regis Mohawk Tribal Reservation in Hogansburg, New York. The agreements are subject to the approval of the National Indian Gaming Commission (NIGC). In July 1994, the St. Regis Mohawk Tribe withdrew all gaming contracts submitted for approval to the NIGC, including the agreements with the Company, to permit tribal members to review such contracts. Certain tribal leaders have announced publicly that they may amend certain provisions of the agreements. No assurance can be given that the proposed agreements will be consummated in their present form or that the St. Regis Mohawk Tribe or the Company will pursue the St. Regis Casino development. Subject to available financial resources and NIGC approval, the Company may lend up to $30 million for a term of five years, at a rate of 15% per annum to the St. Regis Mohawk Tribe.


           The Company is actively pursuing potential gaming opportunities in certain jurisdictions where gaming has recently been legalized, as well as jurisdictions where gaming is not yet, but is expected soon to be legalized. There can be no assurance that legislation to legalize gaming will be enacted in any additional jurisdictions, that any properties in which the Company may have invested will be compatible with any gaming legislation so enacted, that legalized gaming will continue to be authorized in any jurisdiction or that the Company will be able to obtain the required licenses in any jurisdiction.

                                    -23-







                         SHOWBOAT, INC. AND SUBSIDIARIES
                         PART II, OTHER INFORMATION


         ITEM 1.         Legal Proceedings.

         William H. Ahern v. Caesar's World, Inc., et al., Case No. 94-532-Civ-Orl-22, instituted May 10, 1994 (Ahern Complaint) and William Poulos v. Caesar's World, Inc., et al., Case No. 94-478-Civ-Orl-22, instituted April 26, 1994 (Poulos Complaint) (collectively, the Complaints). Two individuals, each purportedly representing a class, filed the Complaints in the United States District Court, Middle District of Florida, against numerous manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The plaintiffs intend to seek class certification of the interests they claim to represent. The Complaints allege that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Poulos Complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act (the RICO
         Act), as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $1.0 billion. The Ahern Complaint alleges violations of the RICO Act and seeks damages in excess of $1.0 billion. The cases have been consolidated. Management believes that the Complaints are without merit and intends to vigorously defend the allegations in the Complaints. The Company has filed a motion to dismiss the Complaints on grounds of lack of jurisdiction and improper venue. Pursuant to court order, the parties are presently engaging in discovery with respect to those issues.


         ITEM 2.         Changes in Securities.

           (a) On June 23, 1994, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock, $1.00 par value, of the Company, from 20,000,000 to 50,000,000.

           (b) On August 10, 1994, the Company issued $120,000,000 of 13% Senior Subordinated Notes due 2009 (Notes) pursuant to the Note Indenture. All capitalized terms used herein have the meaning assigned to them in the Note Indenture. The Note Indenture will not permit the Company, or any of its Restricted Subsidiaries to directly or indirectly make certain Restricted Payments, which include, among other things, the following: (i) declare or pay any dividend or make any distribution on account of the Company's or any of its Restricted Subsidiaries' Equity Interests; or (ii) purchase, redeem or otherwise acquire or retire for value any Equity Interests of the Company or any Subsidiary or other Affiliate of the Company; unless, at the



                                    -24-                         (continued)









           time of such Restricted Payment: (i) no Default or Event of Default shall have occurred and be continuing or would occur as a consequence thereof; (ii) the Company would, at the time of such Restricted Payment and after giving pro forma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, have been permitted to incur at least $1.00 of additional indebtedness pursuant to the Fixed Charge Coverage Ratio Test; and, (iii) such Restricted Payment, together with the aggregate of all other Restricted Payments made by the Company and its Restricted Subsidiaries after the date of the Note Indenture is less than the sum of (x) 50% of the Consolidated Net Income of the Company for the period (taken as one accounting period) from April 1, 1993 to the end of the Company's most recently ended fiscal quarter for which internal financial statements are available at the time of such Restricted Payment (or, if such Consolidated Net Income for such period is a deficit, 100% of such deficit), plus (y) 100% of the aggregate net cash proceeds received by the Company from the issuance or sale of Equity Interests of the Company (other than Equity Interests sold to a Restricted Subsidiary of the Company and other than Disqualified Stock) from and including the date of the Bond Indenture, plus (z) Excess Non-Recourse Subsidiary Cash Proceeds received after the date of the Bond Indenture.

                The foregoing does not prohibit (i) the payment of any dividends within sixty (60) days after the date of declaration thereof, if at said date of declaration such payment would have complied with the provisions of the Note Indenture; and (ii) the redemption, repurchase, retirement or other acquisition of any Equity Interests of the Company in exchange for, or out of the proceeds of, the substantially concurrent sale of other Equity Interests of the Company.

           (c) On July 1, 1994 the Company obtained consents to amend its Indenture governing its 9 1/4% First Mortgage Bonds due 2008 (see Item 4.2).

         ITEM 4.         Submission of Matters to a Vote of Security
                           Holders.

           1(a) The Company's annual meeting of shareholders was held on May 25, 1994.

           1(b) Directors elected at the meeting for a term expiring in 1997: John D. Gaughan, Frank A. Modica, H. Gregory Nasky and J. Kell Houssels, III. Directors continuing in office after the meeting: J.K. Houssels (term expires in 1995), William C. Richardson (term expires in 1995), Jeanne S. Stewart (term expires in 1995), George A. Zettler (term expires in 1996) and Carolyn M. Sparks (term expires in 1996).


                                    -25-                         (continued)













           1(c)    Election of directors:



              Nominees                       For       Against     Abstain
           --------------                 ---------- ----------- -----------
           John D. Gaughan                12,428,532   282,932       -0-
           Frank A. Modica                12,428,846   282,618       -0-
           H. Gregory Nasky               12,428,446   283,018       -0-
           J. Kell Housells, III          12,428,696   282,768       -0-

           Amendment to Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 50,000,000

                                                                   Broker
                                   For     Against     Abstain    Non-Voter
                              ----------- ---------- ----------- -----------
                               11,415,350 1,248,556    47,557        -0-

           Approval and ratification of 1994 Executive Long-Term Incentive Plan as adopted by the Board of Directors

                                                                   Broker
                                   For     Against     Abstain    Non-Voter
                              ----------- ---------- ----------- -----------
                                8,283,061 2,086,424    193,538    2,143,434

           Ratification and Selection of Auditors for year ended December
           31, 1994

                                             For       Against     Abstain
                                          ---------- ----------- -----------
           KPMG Peat Marwick              12,617,256   21,256      67,943

         1(d)  Not Applicable

         2(a)   Consent Solicitation Statement dated June 17, 1994,
         soliciting the consent of holders of its 9 1/4% First Mortgage Bonds due 2008 (Bonds).

         2(b)  Not Applicable

         2(c) The proposed amendments (a) permit the Company or its subsidiaries to invest in Controlled Entities, the equity investment and management fees (subject to certain approvals) of which will be pledged as additional collateral to secure the Bonds;
         (b) permit the Company to incur up to $150.0 million in subordinated indebtedness and at least $100.0 million of the proceeds thereof will be used to fund the Company's investment in SHCL; (c) permit the Company to pay its regular quarterly dividend and make certain Restricted Payments permitted by Section 4.09(b), as amended, without meeting the debt incurrence requirement contained in the Bond Indenture; (d) limit the Company from incurring no more than 50% of the cost of improvements to either the Las Vegas Showboat or the Atlantic City Showboat with
         indebtedness which is pari passu to the Bonds.   The Company
         received consents from holders of $244,760,000 or 89% of the Bonds.









                                    -26-                         (continued)


































































         ITEM 6.         Exhibits and Reports on Form 8-K.

         (a)  Exhibits
                None

         (b) The following Current Reports on Form 8-K were filed with the Securities and Exchange Commisssion during the quarter ended June 30, 1994: (i) The Company filed a Current Report on Form 8-K on or about May 19, 1994 disclosing that certain sections of the Indiana Riverboat Gaming Act were unconstitutional under the Indiana Constitution; and (ii) the Company filed a Current Report on Form 8-K on or about July 8, 1994 disclosing the withdrawal by the St. Regis Mohawk Tribe of its request for approval from the National Indian Gaming Commission.
















                                             -27-


































                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     SHOWBOAT, INC.
                                                       Registrant


         Date:  August 15,1994     s/Frank A. Modica
              ------------------- ------------------------------------------
                                  FRANK A. MODICA, Executive Vice-President,
                                         and Chief Operating Officer


         Date:  August 15,1994      s/Leann Schneider
              ------------------- ------------------------------------------
                                    LEANN SCHNEIDER, Vice President - Finance
                                          and Chief Financial Officer




























                                             -28-