Form 10-Q
period 1994-09-30
SHOWBOAT INC
filed 1994-11-14
CIK 89966

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D. C. 20549

                     FORM 10-Q

       (Mark One)
       _XX_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

       For the quarterly period ended_________SEPTEMBER 30, 1994_____________

                 OR

       ____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

       For the transition period from______________to________________________

       Commission file number_______________1-7123____________________________

       _____________________________SHOWBOAT, INC.____________________________
       (Exact name of registrant as specified in its charter)

       ______________NEVADA______________        _________ 88-0090766_________
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

       __2800 FREMONT STREET, LAS VEGAS, NEVADA____________89104-4035_________
        (Address of principal executive offices)           (Zip Code)

       _____________________________(702) 385-9123____________________________
       (Registrant's telephone number, including area code)

       ____________________________NOT APPLICABLE_____________________________
       (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes__X__ No_____

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
       PROCEEDINGS DURING THE PAST FIVE YEARS
       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a
       plan confirmed by a court.                             Yes_____ No_____

       APPLICABLE ONLY TO CORPORATE ISSUERS
       Indicate the number of shares outstanding of the issuer's classes of common stock, as of November 11, 1994.

       _Common Stock - $1 Par Value__          _15,556,355 shares outstanding_









                         SHOWBOAT, INC. AND SUBSIDIARIES
                                  INDEX


       PART I            FINANCIAL  INFORMATION                   Page No.


         Item 1.         Financial Statements.

                         Consolidated Balance Sheets -
                          September 30, 1994 and December 31, 1993    1-2

                         Consolidated Statements of Income
                          For the nine months ended
                          September 30, 1994 and 1993                 3-4

                         Consolidated Statements of Income
                          For the three months ended
                          September 30, 1994 and 1993                 5-6

                         Consolidated Statements of Shareholders'
                          Equity - For the nine months ended
                          September 30, 1994 and year ended
                          December 31, 1993                            7

                         Consolidated Statements of Cash Flows -
                          For the nine months ended
                          September 30, 1994 and 1993                 8-9

                         Notes to Consolidated Financial
                           Statements                                10-16


         Item 2.         Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations.                                17-26



       PART II
                                OTHER INFORMATION

                                   ITEMS 1 - 6                        27

                                   SIGNATURES                         28






















       Item 1. Financial Statements.

                           SHOWBOAT, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)
                         SEPTEMBER 30, 1994 AND DECEMBER 31, 1993


                                                     SEPTEMBER 30,DECEMBER 31,
            ASSETS                                       1994         1993
           --------                                  ------------ -----------
                                                           (In thousands)
       Current assets:
         Cash and cash equivalents                       $97,506    $122,787

         Receivables, net                                 12,185       5,913

         Inventories                                       2,528       2,359

         Prepaid expenses                                  5,679       4,044

         Current deferred income taxes                     6,615       4,865
                                                     ------------ -----------
               Total current assets                      124,513     139,968
                                                     ------------ -----------


       Property and equipment                            498,791     443,347
       Less accumulated depreciation
        and amortization                                 161,771     145,527
                                                     ------------ -----------
                                                         337,020     297,820
                                                     ------------ -----------

       Other assets, at cost:
         Deposits and other assets                        14,496       7,892
         Restricted Cash                                 100,000           -
         Investment in Showboat Star Partnership          31,294      17,750
         Debt issuance costs, net of accumulated
          amortization of $748,000 at September 30,
          1994 and $323,000 at December 31,
          1993                                            11,233       7,270
                                                     ------------ -----------
                                                         157,023      32,912
                                                     ------------ -----------

                                                        $618,556    $470,700
                                                     ============ ===========




           See accompanying notes to consolidated financial statements.


                                          -1-                     (continued)









                           SHOWBOAT, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)
                         SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                                     (continued)


                                                     SEPTEMBER 30,DECEMBER 31,
       LIABILITIES AND SHAREHOLDERS' EQUITY              1994         1993
       -----------------------------------           ------------ -----------
                                                           (In thousands)
       Current liabilities:
         Current maturities of long-term debt                $97      $3,574
         Accounts payable                                 12,947      14,173
         Income taxes payable                              2,845       1,752
         Dividends payable                                   384         375
         Accrued liabilities                              35,119      23,664
                                                     ------------ -----------
               Total current liabilities                  51,392      43,538
                                                     ------------ -----------

       Long-term debt                                    391,949     277,043
                                                     ------------ -----------

       Deferred liabilities                               22,654      14,961
                                                     ------------ -----------

       Shareholders' equity:
         Common stock, $1 par value, 50,000,000
           shares authorized, 15,794,578 shares
           issued at September 30, 1994 and
           December 31, 1993                              15,795      15,795
         Additional paid-in capital                       76,897      71,162
         Retained earnings                                68,203      54,628
                                                     ------------ -----------
                                                         160,895     141,585
         Less: Cost of common stock in treasury,
                418,223 shares at September 30,
                1994 and 814,483 shares at
                December 31, 1993                         (3,306)     (6,370)
               Unearned compensation for
                restricted stock                          (5,028)        (57)
                                                     ------------ -----------
               Total shareholders' equity                152,561     135,158
                                                     ------------ -----------

                                                        $618,556    $470,700
                                                     ============ ===========



           See accompanying notes to consolidated financial statements.


                           SHOWBOAT, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                     (In thousands except share and per share data)

                                                         1994        1993
                                                     ------------ -----------
       Revenues:
         Casino                                         $265,946    $251,605
         Food and beverage                                38,192      37,237
         Rooms                                            15,248      14,563
         Sports and special events                         3,166       3,221
         Management fees                                   1,403          -
         Other                                             4,686       4,332
                                                     ------------ -----------
                                                         328,641     310,958
         Less complimentaries                             24,709      24,751
                                                     ------------ -----------
           Net revenues                                  303,932     286,207
                                                     ------------ -----------
       Costs and expenses:
         Casino                                          103,771      98,536
         Food and beverage                                43,911      41,808
         Rooms                                            10,119       9,823
         Sports and special events                         2,537       2,486
         General and administrative                       82,456      69,576
         Selling, advertising and promotion                9,663       9,051
         Depreciation and amortization                    20,680      17,009
                                                     ------------ -----------
                                                         273,137     248,289
                                                     ------------ -----------
       Income from operations from consolidated
         subsidiaries                                     30,795      37,918

       Equity in income of unconsolidated
         affiliate                                        11,596          -
                                                     ------------ -----------
       Income from operations                             42,391      37,918
                                                     ------------ -----------




                                          -3-                     (continued)





















                           SHOWBOAT, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                    (In thousands except share and per share data)
                                        (continued)

                                                         1994        1993
                                                     ------------ -----------
       Income from operations                            $42,391     $37,918
                                                     ------------ -----------

       Other (income) expense:
         Interest income                                  (2,833)     (2,298)
         Interest expense                                 22,582      19,107
         Interest capitalized                             (2,202)       (925)
                                                     ------------ -----------
                                                          17,547      15,884
                                                     ------------ -----------
       Income before income tax expense,
         extraordinary loss and cumulative
         effect adjustment                                24,844      22,034

       Income tax expense                                 10,135       9,006
                                                     ------------ -----------
       Income before extraordinary loss and
         cumulative effect adjustment                     14,709      13,028
       Extraordinary loss on extinguishment of
         debt, net of tax                                    -        (6,679)
       Cumulative effect of change in method of
         accounting for income taxes                         -           556
                                                     ------------ -----------

       Net income                                        $14,709      $6,905
                                                     ============ ===========


       Weighted average shares outstanding            15,461,490  15,254,712

       Income per common and equivalent share:
         Income before extraordinary loss
           and cumulative effect adjustment                $0.95       $0.85
         Extraordinary loss on extinguishment of
           debt, net of tax                                  -        ($0.44)
         Cumulative effect of change in method of
           accounting for income taxes                       -         $0.03
                                                     ------------ -----------
         Net income                                        $0.95       $0.44
                                                     ============ ===========



           See accompanying notes to consolidated financial statements.

                           SHOWBOAT, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                     (In thousands except share and per share data)

                                                         1994        1993
                                                     ------------ -----------
       Revenues:
         Casino                                          $99,588     $95,172
         Food and beverage                                14,155      14,268
         Rooms                                             5,907       5,850
         Sports and special events                         1,080       1,093
         Management fees                                     447          -
         Other                                             1,580       1,518
                                                     ------------ -----------
                                                         122,757     117,901
         Less complimentaries                              9,526       9,896
                                                     ------------ -----------
           Net revenues                                  113,231     108,005
                                                     ------------ -----------
       Costs and expenses:
         Casino                                           37,406      35,956
         Food and beverage                                15,550      15,372
         Rooms                                             3,527       3,498
         Sports and special events                           931         895
         General and administrative                       31,226      24,434
         Selling, advertising and promotion                3,423       3,348
         Depreciation and amortization                     7,484       6,252
                                                     ------------ -----------
                                                          99,547      89,755
                                                     ------------ -----------
       Income from operations from consolidated
         subsidiaries                                     13,684      18,250

       Equity in income of unconsolidated
         affiliate                                         3,578          -
                                                     ------------ -----------
       Income from operations                             17,262      18,250
                                                     ------------ -----------



                                          -5-                     (continued)





















                           SHOWBOAT, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                          (In thousands except share and per share data)
                                        (continued)

                                                         1994        1993
                                                     ------------ -----------
       Income from operations                            $17,262     $18,250
                                                     ------------ -----------

       Other (income) expense:
         Interest income                                  (1,308)       (974)
         Interest expense                                  9,310       6,702
         Interest capitalized                               (850)       (286)
                                                     ------------ -----------
                                                           7,152       5,442
                                                     ------------ -----------

       Income before income tax expense                   10,110      12,808

       Income tax expense                                  4,195       5,452
                                                     ------------ -----------

       Net Income                                          5,915       7,356
                                                     ============ ===========


       Weighted average shares outstanding            15,488,979  15,197,067


       Income per common and equivalent share:             $0.38       $0.48
                                                     ============ ===========






           See accompanying notes to consolidated financial statements.

                                 SHOWBOAT, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           (unaudited)
                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  AND YEAR ENDED DECEMBER 31, 1993

                                                                                            Unearned
                                                      Additional                          compensation
                                            Common     paid-in     Retained     Treasury  for restricted
                                            stock      capital     earnings      stock       stock        Total
                                          ---------- ------------  ---------- ------------ ----------- ------------
                                                         (In thousands)

       Balance, January 1, 1993             $15,795      $69,374     $48,778      ($7,761)      ($168)    $126,018

       Net income                                -            -        7,341           -           -        $7,341

       Cash dividends ($.10 per share)           -            -       (1,491)          -           -       ($1,491)

       Share transactions under
         stock plans                             -         1,788          -         1,391          -        $3,179

       Amortization of unearned
         compensation                            -            -           -            -          111         $111
                                          ---------- ------------  ---------- ------------ ------------ -----------

       Balance, December 31, 1993            15,795       71,162      54,628       (6,370)        (57)     135,158

       Net income                                -            -       14,709           -           -       $14,709

       Cash dividends ($.075 per share)          -            -       (1,134)          -           -       ($1,134)

       Share transactions under
         stock plans                             -         3,782          -         3,064      (6,122)        $724

       Warrants issued for debt commitment       -         1,953          -            -           -        $1,953

       Amortization of unearned
         compensation                            -            -           -            -        1,151       $1,151
                                          ---------- ------------  ---------- ------------ ------------ -----------

       Balance, September 30, 1994          $15,795      $76,897     $68,203      ($3,306)    ($5,028)    $152,561
                                          ========== ============  ========== ============ ============ ===========





               See accompanying notes to consolidated financial statements.


                           SHOWBOAT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                         1994         1993
                                                     ------------ -----------
                                                           (In thousands)
       Cash flows from operating activities:
         Net income                                      $14,709      $6,905
         Adjustments to reconcile net income to
          net cash provided by operating activities:
           Allowance for doubtful accounts                   592       1,443
           Depreciation and amortization                  20,680      17,009
           Extraordinary loss on extinguishment of
             debt                                            -        11,166
           Cumulative effect of change in accounting
             method                                          -          (556)
           Amortization of discount on debt and
             debt issuance costs                             521         618
           Provision for deferred income taxes             1,804       1,950
           Provision for loss on Casino
             Reinvestment Development Authority
             obligation                                      920         858
           Amortization of unearned compensation           1,151          84
           Undistributed earnings of unconsolidated
             affiliate                                    (4,544)         -
           (Increase) in receivables, net                 (6,864)     (1,673)
           (Increase) decrease in income taxes
             receivable                                    1,333        (495)
           (Increase) in inventories and
             prepaid expenses                             (1,804)     (1,166)
           (Increase) decrease in deposits and
             other assets                                 (1,224)         42
           Increase (decrease) in accounts payable          (314)      1,413
           Increase in accrued liabilities                11,455       4,778
           Other                                             136         462
                                                     ------------ -----------
              Net cash provided by
                operating activities                      38,551      42,838
                                                     ------------ -----------

       Cash flows from investing activities:
         Acquisition of property and equipment           (61,567)    (47,602)
         Proceeds from sale of equipment                     204          60
         Deposit for Casino Reinvestment
           Development Authority obligation               (2,489)     (2,284)
         Casino Reinvestment Development Authority
           investment credit                               2,672          -
         Decrease in deposits and other assets               -         4,226
         Restricted cash                                (100,000)         -
         Investment in Showboat Star Partnership          (9,000)    (15,000)
                                                     ------------ -----------
              Net cash used in
                investing activities                    (170,180)    (60,600)
                                                     ------------ -----------

           See accompanying notes to consolidated financial statements.







                                          -8-                     (continued)

































































                           SHOWBOAT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                     (continued)



                                                         1994         1993
                                                     ------------ -----------
                                                           (In thousands)
       Cash flows from financing activities:
         Principal payments of long-term debt and
           capital lease obligations                     ($3,491)  ($210,980)
         Proceeds from Issuance of long-term debt        120,000     275,000
         Debt issuance costs                              (4,388)     (7,593)
         Payment of dividends                             (1,125)     (1,027)
         Distribution to Bond Holders                     (5,176)         -
         Proceeds from employee stock option exercise        528       1,936
                                                     ------------ -----------
              Net cash provided by
                financing activities                     106,348      57,336
                                                     ------------ -----------

       Net increase (decrease) in cash and
         cash equivalents                                (25,281)     39,574

       Cash and cash equivalents at
         beginning of period                             122,787      99,601
                                                     ------------ -----------
       Cash and cash equivalents at end of period        $97,506    $139,175
                                                     ============ ===========


       Supplemental disclosures of cash
        flow information:
         Cash paid during the period for:
           Interest                                      $13,199     $15,120
           Income taxes                                    6,998       3,064



       Supplemental schedule of noncash investing
        and financing activities:
        (Decrease) in property and equipment
           acquisitions included in construction
           contracts and retentions payable               (1,185)     (2,426)
         Share transactions under long-term incentive
           plan                                            6,122          -
         Transfer deposits to property and equipment        (458)         -
         Warrants granted for loan commimtment             1,953          -
         Accumulated benefit obligations of the
           Supplemental Executive Retirement Plan          3,799          -

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

           LPSI was formed in 1993 to manage a riverboat casino, the Star Casino, in New Orleans, Louisiana pursuant to a management contract. SLI was also formed in 1993 to hold a 30% equity interest in Showboat Star Partnership (SSP) which owns the Star Casino, managed by LPSI. On March 1, 1994, the Company purchased an additional 20% equity interest, increasing its interest to 50%, in SSP, from its partner for $9.0 million. Operation of the Star Casino commenced on November 8, 1993. The investment by SLI in SSP is included in the Consolidated Statement of Income as equity in income of unconsolidated affiliate. LPSI receives a management fee from SSP of 5.0% of casino revenues net of gaming taxes of 18.5% and boarding fees. Intercompany management fees have been eliminated in consolidation.

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


                                          -10-                    (continued)











                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

       2.RESTRICTED CASH

           On August 10, 1994 the Company placed $100.0 million of the net proceeds from the issuance of $120.0 million of 13% Senior Subordinated Notes due 2009 in an escrow account, which may only be used to fund the Company's investment in Sydney Harbour Casino Holdings Limited (SHCL). On September 30, 1994 approximately $44.4 million of the escrow funds were converted to $60.0 million Australian dollars, at an exchange rate of $.7406. The Company subsequently converted all escrow funds to $135.0 million Australian at an average exchange rate of $.7393.

       3.LONG-TERM DEBT

           Long-term debt consists of the following:

                                                     September 30,December 31,
                                                         1994        1993
                                                     ------------ -----------
                                                           (In thousands)

         9 1/4% First Mortgage Bonds due 2008
            net of unamortized discount of
            $5,079,000 at September 30, 1994            $269,921    $275,000

         13% Senior Subordinated Notes due 2009          120,000           -

         Capitalized lease obligations                     2,125       5,617
                                                     ------------ -----------
                                                         392,046     280,617
         Less current maturities                              97       3,574
                                                     ------------ -----------
                                                        $391,949    $277,043
                                                     ============ ===========

           On March 24, 1994, the Company secured a line of credit for approximately $6.1 million, the equivalent of approximately $8.4 million Australian, in compliance with the New South Wales Casino Control Authority's licensing requirements. This line of credit is secured by a $6.3 million certificate of deposit. Interest on this line of credit is payable at the bank's prime rate plus 2.0%. At September 30, 1994, the bank's prime rate was 7.75%. This line of credit expires in December 1994. At September 30, 1994 all funds were available under this line of credit.

           At September 30, 1994, ACSI had available an unsecured line of credit for general working capital purposes totaling $15.0 million. Interest is payable monthly at the bank's prime rate plus .5%. At September 30, 1994, the bank's prime rate was 7.75%. The line


                                          -11-                    (continued)










       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (continued)

       3.LONG-TERM DEBT (continued)

         of credit expires in August 1995. Borrowings on this line of credit may not be used for the payment of management fees to SBO or to fund ventures in other jurisdictions. At September 30, 1994, ACSI had all the funds under this line of credit available for use.

           On July 1, 1994 the Company obtained consents to amend (Amendments) its Indenture (Bond Indenture) governing its 9 1/4% First Mortgage Bonds due 2008 (Bonds). The Bond Indenture, as amended, places significant restrictions on SBO and its subsidiaries, including restrictions on making loans and advances by SBO to subsidiaries which are Non-Recourse Subsidiaries or subsidiaries in which SBO owns less than 50% of the equity. All capitalized terms not otherwise defined in this paragraph have the meanings assigned to the Bond Indenture, as amended. The Company received consents from Holders of approximately $259,000,000 or 94% of the Bonds approving the amendments. In consideration the consenting Bond Holders received 2% of the face value of the Bonds. On July 28, 1994, the Company paid approximately $5.2 million to the consenting Bond Holders, this amount is shown as a discount on the Bonds and is being amortized as an adjustment to yield over the remaining life of the Bonds using the effective interest method.

           The Bond Indenture, as amended, places significant restrictions on the incurrence of additional Indebtedness by SBO and its subsidiaries, the creation of additional Liens on the Collateral securing the Bonds, transactions with Affiliates and the investment by SBO and its subsidiaries in certain Investments. In addition, the terms of the Bond Indenture, as amended, prohibit SBO and its subsidiaries from making a Restricted Payment unless, at the time of such Restricted Payment:
         (i) no Default or Event of Default has occurred or would occur as a consequence of such restricted payment; (ii) SBO, at the time of such Restricted Payment other than an investment in a subsidiary in a gaming related business or a quarterly dividend, and after giving proforma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, would have been permitted to incur at least $1.00 of additional Indebtedness; and, (iii) such Restricted Payment, together with the aggregate of all other Restricted Payments by SBO and its subsidiaries is less than the sum of (x) 50% of the Consolidated Net Income of SBO for the period (taken as one accounting period) from April 1, 1993 to the end of SBO's most recently ended fiscal quarter for which internal financial statements are available, plus (y) 100% of the aggregate net cash proceeds received by SBO from the issuance or sale of Equity Interests of SBO since the Issue Date, plus (z) Excess Non-Recourse Subsidiary Cash Proceeds received after the Issue Date. The term Restricted Payment does not include, among other things, the payment of any dividend if, at the time of declaration of such dividend, the dividend would have complied with


                                          -12-                    (continued)









       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (continued)

       3.LONG-TERM DEBT (continued)

         the provisions of the Bond Indenture, as amended; the redemption, repurchase, retirement, or other acquisition of any Equity Interest of SBO out of proceeds of, the substantially concurrent sale of other Equity Interests of SBO; Investments by SBO in an amount not to exceed $75,000,000 in the aggregate in any Non-Recourse Subsidiary engaged in a Gaming Related Business; Investments by SBO in any Non-Recourse Subsidiary engaged in a Gaming Related Business in an amount not to exceed in the aggregate 100% of all cash received by SBO from any Non-Recourse Subsidiary up to $75,000,000 in the aggregate and thereafter, 50% of all cash received by SBO from any Non-Recourse Subsidiary other than cash required to be repaid or returned to such Non-Recourse Subsidiary provided that the aggregate amount of Investments pursuant thereto does not exceed $125,000,000 in the aggregate; Investment in Controlled Entities; and the purchase, redemption, defeasance of any pari passu Indebtedness with a substantially concurrent purchase, redemption, defeasance, or retirement of the Bonds (on a pro rata basis).

           On August 10, 1994 the Company issued $120,000,000 of 13% Senior Subordinated Notes due 2009 (Notes). The proceeds from the sale of the Notes (Note Offering) were $116.5 million, net of underwriting discounts and commissions. Proceeds will be used to (i) invest approximately $100.0 million for an approximately 27% equity interest in SHCL, an affiliate of which has been selected as the preferred applicant to build, manage and operate the sole full-service casino in New South Wales, Australia (Sydney Harbour Casino), and (ii) renovate the Las Vegas Showboat in order to upgrade the facility to current building codes and replace the existing power plant facility at an aggregate cost of approximately $18.5 million. In the event that the Company determines not to pursue any portion of the Las Vegas renovation, the Company will use any remaining net proceeds for other expansion opportunities, capital improvements to its existing properties or other general corporate purposes.

           The Company has placed $100.0 million of the net proceeds of the Note Offering into an escrow account, which may only be used to fund the Company's investment in SHCL. In the event that (i) SHCL (or a subsidiary of SHCL) has not been officially selected as the sole licensee of the Sydney Harbour Casino, and (ii) the Company (or a subsidiary of the Company) has not entered into a binding agreement with SHCL to manage the gaming operations of the Sydney Harbour Casino for a period of not less than 12 years, within 12 months of the issuance of the Notes, then the Company shall first offer to purchase the Notes up to an aggregate of $100.0 million principal amount and then if any portion of the $100.0 million remains (First Remaining Portion), then offer to purchase up to an aggregate of the First Remaining Portion of the Bonds from the Bond Holders.


                                          -13-                    (continued)










       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (continued)

       3.LONG-TERM DEBT (continued)

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

       4.LONG-TERM INCENTIVE PLAN

           On May 25, 1994, the shareholders of SBO approved a long-term incentive plan in which officers and key employees of the Company participate. Up to 2,000,000 shares of SBO common stock may be awarded to plan participants as either restricted shares or stock options. As of September 30, 1994, 1,118,000 options to purchase Showboat, Inc. common stock at an exercise price of $20.25 per share have been granted and 366,000 restricted shares have been issued from treasury shares to officers and key employees. Restricted shares and stock options vest over a five year period. Plan participants are entitiled to cash dividends and to vote their respective restricted shares. Restrictions limit the sale or transfer of these restricted shares during a five-year period. Unearned compensation equal to the market value of SBO's common stock was recorded at June 30, 1994 and is being amortized ratably from the date of grant over the restricted five-year period as it is earned. Compensation expense of $1,151,000 was recognized during the nine months ended September 30, 1994. Unearned compensation at September 30, 1994 is $5,028,000 and is shown as a reduction of Shareholders' Equity in the accompanying Consolidated Balance Sheet.


                                          -14-                    (continued)











       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (continued)

       5.PENSION PLANS

           In August, 1994 the Company implemented a Supplemental Executive Retirement Plan (SERP) for a select group of senior line and staff management personnel to ensure that the Company's overall executive compensation program will attract, retain and motivate qualified
         senior management personnel.   The participants receive benefits
         based on years of service and final compensation. This defined benefit plan is noncontributory and unfunded. The pension costs are determined actuarially and are based on the assumption that all eligible personnel will participate in the plan. The accrued pension cost is included in deferred liabilities.

         The net pension cost for the nine months ended September 30, 1994 consists of the following:

         Service Costs of Benefits Earned                                126
         Interest Cost on Projected Benefit Obligations                  116
         Amortization of Unrecognized prior Service Costs                 98
                                                                  -----------
         Net Periodic Pension Cost                                       340
                                                                  ===========

         The status of the defined benefit plan at September 30, 1994 is as follows:

         Fair value of plan assets                                         0
                                                                  ===========
         Actuarial present value of benefit obligations:
           Vested benefits                                             1,661
           Non-vested benefits                                         2,138
                                                                  -----------
         Accumulated benefit obligations                               3,799
           Effect of projected future salary increases                   461
                                                                  -----------
         Projected benefit obligations                                 4,260
                                                                  ===========
         Plan assets less than projected benefit obligations          (4,260)
         Unrecognized prior service costs                              4,161
         Unrecognized (gain) loss                                       (242)
         Adjustment to recognize minimum liability                    (3,799)
                                                                  -----------
         Accrued pension cost                                         (4,140)
                                                                  ===========
         The assumptions used in computing the information above were as follows:

         Discount rate                                                  7.50%
         Future compensation growth rate                                4.50%


                                          -15-                    (continued)











       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (continued)

       6.WARRANTS

           On May 6, 1994, in connection with the Company's financing of its investment in SHCL, the Company issued warrants to purchase 150,000 shares of Showboat, Inc. common stock with an exercise price of $15.50 per share, subject to adjustment. The warrants were exercisable on issuance and are scheduled to expire on May 6, 1999. At September 30, 1994 all warrants were outstanding. The value of the warrants, approximately $2.0 million, has been reported as part of its investment in SHCL.

       7.NEW JERSEY INVESTMENT OBLIGATION

           In connection with the Company's Credit Agreement with the Casino Reinvestment Development Authority (CRDA) the Company applied for and received funds from the CRDA of approximately $2.7 million as a credit for expenditures made relating to the construction of Atlantic City Showboat's additional hotel rooms. This credit was recorded as a reduction in CRDA deposits.



                                          -16-









































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

         On March 1, 1994, the Company purchased an additional 20% equity interest, increasing its interest to 50%, in Showboat Star Partnership, the owner of the Star Casino, from its partner for $9.0 million. The Company's equity in the income of Showboat Star Partnership is included in the Consolidated Statement of Income as equity in income of unconsolidated affiliate. Due to either inclement weather or underwater obstructions, Star Casino has been principally operating mock cruises since the commencement of operations and dockside gaming with open boarding since June 22, 1994. No determination has been made as to the timing of removal of certain underwater obstructions. Star Casino will face increased competition as additional riverboats open in the New Orleans area. Nine of the fifteen riverboat licenses granted in Louisiana are in the greater New Orleans area.


       MATERIAL CHANGES IN RESULTS OF OPERATIONS

       Quarter Ended September 30, 1994 Compared to Quarter Ended
         September 30, 1993

         Net revenues for the Company increased to $113.2 million in the quarter ended September 30, 1994 compared to $108.0 million in the same period in 1993, an increase of $5.2 million or 4.8%. Casino revenues increased $4.4 million or 4.6% to $99.6 million in the quarter ended September 30, 1994 from $95.2 million in 1993. Nongaming revenues, which consist principally of food, beverage, room and bowling revenues and management fees, were $23.2 million in the third quarter of 1994 compared to $22.7 million in 1993.




                                             -17-

                                                                 (continued)


         The Atlantic City Showboat generated $93.3 million of net revenues in the quarter ended September 30, 1994 compared to $88.0 million in the same period in the prior year, an increase of $5.3 million or 6.0%. Casino revenues were $85.1 million in the three months ended September 30, 1994 compared to $80.2 million for the same period in the prior year, an increase of $4.8 million or 6.0%. The increase in casino revenues was due to an increase in slot revenues of $4.8 million or 8.2%. Slot revenues were $63.8 million in the third quarter of 1994, compared to $59.0 million for the prior year. This increase compares to a 5.2% growth in slot revenues in the Atlantic City market for the quarter ended September 30, 1994. The favorable comparison to the prior year is the result of the opening on May 27, 1994 of an additional 15,000 square feet of casino space with approximately 560 new slot machines. Atlantic City Showboat slot revenues continued to dominate casino revenues at 75.0% of casino revenues in the quarter ended September 30, 1994 compared to 73.5% of casino revenues in the quarter ended September 30, 1993.

         At the Las Vegas Showboat, net revenues decreased to $19.5 million in the quarter ended September 30, 1994 from $20.0 million in the same period in 1993, a decrease of $.5 million or 2.6%. Casino revenues decreased to $14.5 million in the third quarter of 1994 from $14.9 million in the third quarter of 1993, a decrease of $.4 million or 2.8%. Slot revenues accounted for 82.1% of casino revenues in the third quarter of 1994 compared to 84.2% in the same period in 1993. A principal competitor of the Company opened at the end of August 1994, negatively impacting revenues at the Las Vegas Showboat in September 1994. Slot capacity on the Boulder Strip increased by 37% during the three months ended September 30, 1994. The Company anticipates that revenues at the Las Vegas Showboat will continue to be impacted until the excess casino capacity on the Boulder Strip is absorbed by the Las Vegas market.

         LPSI generated $.9 million in management fee revenues in the third quarter of 1994. LPSI receives management fees of 5.0% of Star Casino's revenues after gaming taxes of 18.5% and boarding fees totaling $5.00 per passenger boarding the vessel. Star Casino generated net revenues of $25.7 million in the third quarter of 1994 consisting primarily of casino revenues of $25.4 million. During the third quarter of 1994 the total number of passengers boarding the vessel was 565,968 with an average gaming win per passenger per visit of $44.93. During the third quarter of 1994 two additional riverboats opened in the New Orleans area. The Company anticipates that revenues will be impacted as competition increases in the greater New Orleans area.

       Income From Operations

         The Company's income from operations decreased to $17.3 million in the quarter ended September 30, 1994 from $18.3 million in the same period in 1993, a decrease of $1.0 million or 5.4% primarily as a result of the Company's commitment to expansion opportunities. The Company incurred approximately $5.8 million in corporate expenses and expenses relating to the pursuit of expansion opportunities in jurisdictions outside of Nevada and New Jersey in the




                                             -18-
                                                    (continued)







       third quarter of 1994 compared to $1.2 million in the third quarter of 1993. In August 1994 the Company terminated all arrangements and negotiations with the St. Regis Mohawk Tribe located in New York. In the quarter ended September 30, 1994 the Company recorded $.9 million in expenses relating to the St. Regis Mohawks.

         Atlantic City Showboat's income from operations, before management fees, increased to $19.3 million in the third quarter of 1994 compared to $18.4 million for the same period in 1993, an increase of $.9 million or 5.0%, primarily as a result of the increase in slot revenues. Total operating expenses at the Atlantic City Showboat increased to $74.0 million in the third quarter of 1994, an increase of $4.4 million or 6.3%. This increase in operating expenses was due primarily to increases in depreciation expense and payroll expenses due to the expanded facility, and increases in casino division expenses consisting primarily of an increase in promotional coin expense and gaming taxes.

         Income from operations, before management fee, at the Las Vegas Showboat declined to $.1 million in the third quarter of 1994 from $1.2 million in the third quarter of 1993, a decrease of $1.1 million or 95.2%. This decrease is primarily due to increased competition which resulted in decreased revenues and increased operating expenses primarily from increases in promotional activities, entertainment expenses, advertising costs and payroll expenses.

         SLI's equity in the earnings of Showboat Star Partnership for the quarter ended September 30, 1994 was $3.1 million before the elimination of intercompany management fees. Showboat Star Partnership had pre-tax net income of $6.2 million on net revenues of $25.7 million. LPSI, which manages Showboat Star Partnership, had income from operations for the quarter ended September 30, 1994 of $.6 million, before elimination of intercompany management fees.

       Other (Income) Expense

         Net interest expense increased to $7.2 million in the third quarter of 1994 up from $5.4 million in the same period in 1993, an increase of $1.8 million or 31.4%. This increase is primarily the result of the issuance, on August 10, 1994, of $120.0 million of 13% Senior Subordinated Notes due 2009. This increase was offset by a $.6 million increase in capitalized interest associated with the Company's Atlantic City expansion and a $.3 million increase in interest income.

       Net Income

         The Company recognized net income of $5.9 million for the quarter ended September 30, 1994 or $.38 per share, compared to income of $7.4 million for the quarter ended September 30, 1993 or $.48 per share.


                                             -19-
                                                    (continued)

       Nine Months Ended September 30, 1994 Compared to Nine Months Ended
          September 30, 1993

         Net revenues for the Company increased to $303.9 million in the nine months ended September 30, 1994 compared to $286.2 million in the same period in 1993, an increase of $17.7 million or 6.1%. Casino revenues increased $14.3 million or 5.7% to $265.9 million in the nine months ended September 30, 1994 from $251.6 million in 1993. Nongaming revenues, which consist principally of food, beverage, room and bowling revenues and management fees, were $62.7 million in the nine months ended September 30, 1994 compared to $59.4 million in 1993.

         The Atlantic City Showboat generated $240.6 million of net revenues in the nine months ended September 30, 1994, compared to $224.9 million for the same period in the prior year, an increase of $15.7 million or 7.0%. Casino revenues were $219.5 million for the nine months ended September 30, 1994 compared to $205.7 million for the same period in the prior year, an increase of $13.9 million or 6.7%. The increase in casino revenues is attributable to increases in slot revenues of $12.4 million, poker revenue of $1.7 million, keno revenue of $.4 million and simulcasting revenue of $.3 million, offset by a decrease in table game revenue of $.9 million. Slot revenues were $162.8 million for the nine months ended September 30, 1994, compared to $150.4 million for the prior year. The $12.4 million, or 8.2% increase in slot revenue at the Atlantic City Showboat compares to a 1.7% increase in slot revenue in the Atlantic City market for the same time period. The favorable comparison to prior year is the result of the adverse impact of construction activities in the first six months of 1993 on slot revenues and the opening on May 27, 1994 of an additional 15,000 square feet of casino space with approximately 560 new slot machines, an increase of slot machines of approximately 23%. At the Atlantic City Showboat, slot revenues were 74.2 % of casino revenues for the first nine months of 1994, and 73.2% of casino revenues in the same period in 1993.

         At the Las Vegas Showboat, net revenues increased to $61.9 million in the nine months ended September 30, 1994 from $61.3 million in the same period in 1993, an increase of $.6 million or 1.0%. The marginal increase in net revenues resulted primarily from the opening, at the end of August 1994, of a direct competitor increasing slot capacity on the Boulder Strip by 37%. The Company anticipates that revenues at the Las Vegas Showboat will be negatively impacted until the excess casino capacity on the Boulder Strip is absorbed by the Las Vegas market. Casino revenues increased to $46.4 million in the first nine months of 1994 from $45.9 million in the first nine months of 1993, an increase of $.5 million or 1.1%. Slot revenues accounted for 82.6% of casino revenues in the nine months ended September 30, 1994 and 84.2%
       for the same period in 1993.   Improvements in nongaming revenues were
       due to increased hotel occupancy resulting from increased effectiveness of certain marketing activities.

         LPSI generated $2.8 million in management fee revenues in the nine
       months ended September 30, 1994.   Star Casino generated net revenues
       of $79.1 million in the first nine months of 1994 consisting primarily of casino revenues of $78.2 million. During the first nine


                                             -20-
                                                    (continued)


       months of 1994 the total number of passengers boarding the vessel was 1,537,155 with an average gaming win per passenger per visit of $50.87. During the third quarter of 1994 two additional riverboats opened in the New Orleans area. The Company anticipates that revenues will be adversely impacted as competition increases in the greater New Orleans area.

       Income From Operations

         The Company's income from operations increased to $42.4 million in the nine months ended September 30, 1994 from $37.9 million in the same period in 1993, an increase of $4.5 million or 11.8% primarily as a result of improved operating results at the Atlantic City Showboat and the opening of the Star Casino in late 1993. The Company incurred approximately $13.4 million in corporate expenses and in expenses relating to the pursuit of expansion opportunities in jurisdictions outside of Nevada and New Jersey in the first nine months of 1994 compared to $2.7 million in the first nine months of 1993.

         Atlantic City Showboat's income from operations, before management fees, increased $3.9 million or 11.3% to $38.9 million for the nine months ended September 30, 1994 compared to $34.9 million in the same period in the prior year. This increase was due primarily to the increase in net revenues. Operating expenses at the Atlantic City Showboat increased $11.8 million, or 6.2% to $201.7 million for the nine months ended September 30, 1994 compared to $190.0 million for the same period in the prior year. The increased operating expenses included a $3.8 million increase in depreciation expense due to Atlantic City Showboat's expanded facility and a $1.9 million increase in food and beverage expenses and a $4.8 million increase in casino division expenses. This increase in casino division expenses was due primarily to increased slot marketing expenses, increased payroll and gaming taxes.

         Income from operations, before management fees, at the Las Vegas Showboat declined to $4.6 million in the nine months ended September 30, 1994 from $6.3 million in the nine months ended September 30, 1993, a decrease of $1.6 million or 25.4%. This decrease is primarily due to increased competition which resulted in marginal increases in net revenues due to the increased slot capacity on the Boulder Strip and to increased operating expenses. The increased operating expenses primarily resulted from increases in promotional food costs, increased entertainment costs and increased advertising costs.

         SLI's equity in the earnings of Showboat Star Partnership for the nine months ended September 30, 1994 was $10.2 million before elimination of intercompany management fees. Showboat Star Partnership had net income of $22.8 million on net revenues of $79.1 million. LPSI, which manages Showboat Star Partnership, had income from operations for the nine months ended September 30, 1994 of $2.1 million before elimination of intercompany management fees.

       Other (Income) Expense

         Net interest expense increased to $17.5 million in the nine months ended September 30, 1994 from $15.9 million in the same period in 1993, an increase in of $1.7 million or 10.5%. This increase is primarily the result of the issuance, on August 10, 1994, of $120.0

                                             -21-
                                                    (continued)


       million of 13% Senior Subordinated Notes due 2009. This increase was offset by a $1.3 million increase in capitalized interest associated with the Company's Atlantic City expansion and a $.5 million increase in interest income.

       Net Income

         The Company recognized net income of $14.7 million for the nine months ended September 30, 1994 or $.95 per share, compared to income of $13.0 million or $.85 per share before an extraordinary loss of $6.7 million or $.44 per share and the cumulative effect of a change in accounting method of $.6 million or $.03 per share in the nine months ended September 30, 1993. Net income for the nine months ended September 30, 1993 was $6.9 million or $.44 per share.


       MATERIAL CHANGES IN FINANCIAL CONDITION

         As of September 30, 1994 the Company held cash and cash equivalents of $97.5 million compared to $122.8 million at December 31, 1993. During the nine months ended September 30, 1994 increases in cash generated from operating activities of $38.6 million and from the proceeds from the issuance of $120.0 million of Senior Subordinated Notes net of funds escrowed were offset by $61.6 million of capital improvements and the investment in March 1994 of $9.0 million in Showboat Star Partnership. Income from operating activities includes a reduction of approximately $13.4 million in the nine months ended September 30, 1994 for corporate expenses and in its investigation of expansion opportunities in new jurisdictions.

         Costs associated with the expansion project in Atlantic City were $44.4 million at September 30, 1994. Capital expenditures relating to the expansion project in Atlantic City are expected to be $52.2 million in 1994.

         At September 30, 1994, ACSI had available an unsecured line of credit for general working capital purposes totaling $15.0 million. Interest is payable monthly at the bank's prime rate plus .5%. The bank's prime rate at September 30, 1994 was 7.75%. The line of credit expires in August 1995. Borrowings on this line of credit may not be used for the payment of management fees to SBO or to fund ventures in other jurisdictions. At September 30, 1994, ACSI had all the funds under this line of credit available for use.

         On March 24, 1994 the Company secured a line of credit for approximately $6.1 million, the equivalent of approximately $8.4 million Australian, in compliance with the New South Wales Casino

                                             -22-
                                                    (continued)

       Control Authority's licensing requirements. This line of credit is secured by a $6.3 million certificate of deposit. Interest on this line of credit is payable at the bank's prime rate plus 2.0%. The bank's prime rate at September 30, 1994 was 7.75%. This line of credit expires in December 1994. At September 30, 1994 all funds were available under this line of credit.

         On May 18, 1993, the Company issued $275,000,000 of 9 1/4% First Mortgage Bonds due 2008 (Bonds) pursuant to an indenture among the Company, as issuer, SOC, ACSI and OSI, as guarantors, and IBJ






       Schroeder Bank & Trust Company, as trustee (Bond Indenture). The Bonds are unconditionally guaranteed by OSI, ACSI and SOC. The Bond Indenture was amended on July 18, 1994. Interest on the Bonds is payable semi-annually on May 1 and November 1 of each year. The Bonds are not redeemable prior to May 1, 2000. Thereafter, the Bonds will be redeemable, in whole or in part, at redemption prices specified in the Bond Indenture, as amended. The Bonds are senior secured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu with the Company's senior indebtedness. The Bonds are secured by a deed of trust representing a first lien on the Las Vegas hotel casino (other than certain assets), by a pledge of all outstanding shares of capital stock of OSI, an intercompany note by ACSI in favor of SBO and a pledge of certain intellectual property rights of the Company. OSI's obligation under its guarantee is secured by a pledge of all outstanding shares of capital stock of ACSI. ACSI's obligation under its guarantee is secured by a leasehold mortgage representing a first lien on the Atlantic City hotel casino (other than certain assets). SOC's guarantee is secured by a pledge of certain assets related to the Las Vegas hotel casino.

         The Bond Indenture, as amended, places significant restrictions on SBO and its subsidiaries, including restrictions on making loans and advances by SBO to subsidiaries which are Non-Recourse Subsidiaries or subsidiaries in which SBO owns less than 50% of the equity. All capitalized terms not otherwise defined in this paragraph have the meanings assigned to the Bond Indenture, as amended. The Bond Indenture, as amended, also places significant restrictions on the incurrence of additional Indebtedness by SBO and its subsidiaries, the creation of additional Liens on the Collateral securing the Bonds, transactions with Affiliates and the investment by SBO and its subsidiaries in certain Investments. In addition, the terms of the Bond Indenture, as amended, prohibit SBO and its subsidiaries from making a Restricted Payment unless, at the time of such Restricted
       Payment: (i) no Default or Event of Default has occurred or would occur as a consequence of such restricted payment; (ii) SBO, at the time of such Restricted Payment other than an investment in a subsidiary in a gaming related business or a quarterly dividend, and after giving proforma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, would have been permitted to incur at least $1.00 of additional Indebtedness; and, (iii) such Restricted Payment, together with the aggregate of all other Restricted Payments by SBO and its subsidiaries is less than the sum of (x) 50% of the Consolidated Net Income of SBO for the period (taken as one accounting period) from April 1, 1993 to the end of SBO's most recently ended fiscal quarter for which internal financial statements are available, plus (y) 100%

                                             -23-
                                                     (continued)

       of the aggregate net cash proceeds received by SBO from the issuance or sale of Equity Interests of SBO since the Issue Date, plus (z) Excess Non-Recourse Subsidiary Cash Proceeds received after the Issue Date. The term Restricted Payment does not include, among other things, the payment of any dividend if, at the time of declaration of such dividend, the dividend would have complied with the provisions of the Bond Indenture, as amended; the redemption, repurchase, retirement, or other acquisition of any Equity Interest of SBO out of proceeds of, the substantially concurrent sale of other Equity






       Interests of SBO; Investments by SBO in an amount not to exceed $75,000,000 in the aggregate in any Non-Recourse Subsidiary engaged in a Gaming Related Business; Investments by SBO in any Non-Recourse Subsidiary engaged in a Gaming Related Business in an amount not to exceed in the aggregate 100% of all cash received by SBO from any Non-Recourse Subsidiary up to $75,000,000 in the aggregate and thereafter, 50% of all cash received by SBO from any Non-Recourse Subsidiary other than cash required to be repaid or returned to such Non-Recourse Subsidiary provided that the aggregate amount of Investments pursuant thereto does not exceed $125,000,000 in the aggregate; Investment in Controlled Entities; and the purchase, redemption, defeasance of any pari passu Indebtedness with a substantially concurrent purchase, redemption, defeasance, or retirement of the Bonds (on a pro rata basis).

         Additionally, the Bond Indenture, as amended, permits the Company to incur up to $150.0 million in aggregate principal amount of Indebtedness without meeting the debt incurrence test contained in the Bond Indenture, provided that $100.0 million of such Indebtedness is kept in an escrow account which may only be used to fund the Company's investment in SHCL. The Company subsequently entered into the Note Indenture and issued Notes representing $120.0 million. Both Indentures state that in the event that (i) SHCL (or a subsidiary of SHCL) has not been officially selected as the sole licensee of the Sydney Harbour Casino, or (ii) the Company (or a subsidiary of the Company) has not entered into a binding agreement with SHCL to manage the gaming operations of the Sydney Harbour Casino for a period of not less than 12 years, within 12 months of the issuance of the Notes, then the Company shall first offer to purchase the Notes up to an aggregate of $100.0 million principal amount and then if any portion of the $100.0 million remanins (First Remaining Portion), then offer to purchase up to an aggregate of the First Remaining Portion of the Bonds from the Bond Holders. Following such offers, if any portion of the $100.0 million remains, such portion may be used for general corporate purposes.

         On August 10, 1994 the Company issued $120,000,000 of 13% Senior Subordinated Notes due 2009 (Notes). The proceeds from the sale of the Notes (Note Offering) were $116.5 million, net of underwriting discounts and commissions. Proceeds will be used to (i) invest approximately $100.0 million for an approximately 27% equity interest in Sydney Harbour Casino Holdings Limited (SHCL), an affiliate of which has been selected as the preferred applicant to build, manage and operate the sole full-service casino in New South Wales, Australia (Sydney Harbour Casino), and (ii) renovate the Las Vegas Showboat in

                                             -24-
                                                    (continued)


       order to upgrade the facility to current building codes and replace the existing power plant facility at an aggregate cost of approximately $18.5 million. In the event that the Company elects to pursue the Las Vegas renovation, the construction may have an adverse impact on revenues. In the event that the Company determines not to pursue any portion of the Las Vegas renovation, the Company will use any remaining net proceeds for other expansion opportunities, capital improvements to its existing properties or other general corporate purposes.







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

         Pursuant to the terms of the Indentures, as amended, the Company on August 10, 1994 placed $100.0 million of the net proceeds from the Notes in an escrow account to fund the Company's investment in SHCL. On September 30, 1994 approximately $44.4 million of the escrow funds were converted to $60.0 million Australian, at an exchange rate of $.7406. The Company subsequently converted all escrow funds to $135.0 million Australian at an average rate of $.7393.

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

         Announced expansion opportunities include:

         1.  On May 6, 1994 the New South Wales Casino Control Authority

                                    -25-
                                          (continued)


       (Authority) announced that an affiliate of SHCL, a company in which the Company is a principal founding shareholder, was the Preferred Applicant to develop a casino in Sydney, Australia. As the Preferred Applicant, SHCL has been seeking to obtain all the necessary planning agency approvals, which approvals are a pre-condition to the issuance of the casino license, and the casino license originally projected to be issued by November 30, 1994. Currently, the Company's reputation for good character, honesty and integrity and that of its "close associates" and "business associates" are the subject of Public Inquiry initiated by the Authority as part of its final review of SHCL's probity. SHCL anticipates a favourable outcome to the inquiry, the timely receipt of planning agency approvals which are a pre-condition to the license, and the grant of the license prior to December 31, 1994. Any delay could jeopardise SHCL financing commitiments. Concurrently with the grant of the license the Authority will enter into a 99 year lease for the site of the casino in New South Wales and issue an exclusive casino license for 12 years to cover the State of New South Wales. The Company will have a 27% interest in SHCL at a cost of approximately $100.0 million when the Company is licensed. The Company anticipates making its investment in SHCL during December 1994. The Company's investment was raised in August 1994 and remains in escrow pending notification that the funds are to be deposited as the final pre-condition to the issuance of the license. In the event that SHCL is not granted the casino license, approximately $9.4 million in other assets and accounts receivable from SHCL to the Company would be charged to operations.



         2. The Company is a member of a partnership which is the only applicant for the sole riverboat gaming license allocated by statute to East Chicago, Indiana. Subject to available financial resources the Company anticipates that it will contribute approximately $30.0 million to the East Chicago partnership and will help the partnership obtain financing of approximately $90.0 million for the construction of a gaming vessel and related land site improvements. The Partnership has not yet determined the timing or source of the contribution or financing for the East Chicago gaming opportunity. Issuance of the gaming license is subject to the resolution of certain legal challenges to the Indiana gaming statute.

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

           SHOWBOAT, INC. AND SUBSIDIARIES
           PART II, OTHER INFORMATION


       ITEM 1.           Legal proceedings.
                         Not applicable


       ITEM 2.           Change in Securities.
                         Not applicable


       ITEM 3.           Defaults Upon Senior Securities






                         Not applicable

       ITEM 4.           Submission of Matter to a Vote of Security Holders.
                         None


       ITEM 5.           Other Information.
                         Not applicable


       ITEM 6.           Exhibits and Reports on Form 8-K.

                         (a)    Exhibits
                                Exhibit 27.01   Financial Data Schedule

                         (b)   Current Report on Form 8-K, Item 5,
                               dated August 10, 1994, reporting the
                               completion of the Company's underwritten public offering of 13% Senior Subordinated Notes due 2009.


                               Current Report on Form 8-K, Item 5, dated
                               July 8, 1994, reporting that the St
                               Regis Mohawk Tribe withdrew its request
                               for approval from the National Indian
                               Gaming Commission for the tribe's
                               proposed casino management agreements
                               with  both the Company and another
                               casino operator.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     SHOWBOAT, INC.
                                                       Registrant


         Date:  November 14, 1994  s/J. Kell Houssels III
              ------------------- -------------------------------------------
                                  J. KELL HOUSSELS III President and Chief
                                         Executive Officer


         Date:  November 14, 1994   s/Leann Schneider
              ------------------- -------------------------------------------
                                    LEANN SCHNEIDER, Vice President - Finance
                                          and Chief Financial Officer