Form 10-K
SHOWBOAT INC
filed 1995-03-30
CIK 89966

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-K
(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended DECEMBER 31, 1994

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from NOT APPLICABLE
     Commission file number  1-7123

                    SHOWBOAT, INC.
(Exact name of registrant as specified in its charter)

            NEVADA                       88-0090766
(State or other jurisdiction of    (I.R.S.Employer
 incorporation or organization)    Identification No.)

2800 FREMONT STREET, LAS VEGAS, NEVADA         89104
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:
 (702) 385-9141

Securities registered pursuant to Section 12(b) of the Act:

                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                ON WHICH REGISTERED

COMMON STOCK, $1.00 PAR VALUE           NEW YORK STOCK EXCHANGE
9 1/4% FIRST MORTGAGE BONDS DUE 2008    NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SECTION 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K [    ].

     The aggregate market value of voting stock held by non affiliates of the registrant, based on the closing price of registrant's common stock on the New York Stock Exchange on March 15, 1995, was approximately $192,436,701.


     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      No

                         ___________

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1995:
15,399,655.

              DOCUMENTS INCORPORATED BY REFERENCE

     All relevant information contained herein is set forth in full and no documents are incorporated by reference into this Form 10-K.

                             PART I

ITEM 1.   BUSINESS.

General

     The Company owns and operates two hotel, casino and bowling centers, the Showboat Hotel, Casino and Bowling Center in Las Vegas, Nevada ("Las Vegas Showboat") and the Showboat Casino Hotel in Atlantic City, New Jersey ("Atlantic City Showboat") through its respective Nevada and New Jersey subsidiaries. The Company's wholly-owned Nevada subsidiaries include Showboat Operating Company and Showboat Development Company. Showboat Development Company's wholly owned subsidiaries include Showboat Indiana, Inc., Showboat Missouri, Inc., Lake Pontchartrain Showboat, Inc. and Showboat Louisiana, Inc. Showboat Indiana Investment L.P. is a subsidiary of which 99% is owned by Showboat Operating Company and 1% is owned by Showboat Indiana, Inc. Showboat Indiana Investment L.P. owns a 55% partnership interest in Showboat Marina Partnership. Showboat Marina Partnership is the sole applicant for a riverboat gaming license in East Chicago, Indiana. Showboat Australia Pty Limited ("SAPL") is a subsidiary owned 50% by Showboat Development Company and 50% by the Company. SAPL owns 26.3% of Sydney Harbour Casino Holdings Limited, the holding company of the licensee awarded a 99 year casino license to operate the first full-service casino in Sydney, New South Wales, Australia.

     The Company commenced operations on September 9, 1954, as a partnership and was incorporated under the laws of the State of Nevada in 1960. The Company became a registered public company on December 19, 1968. It was listed on the American Stock Exchange on February 1973 and was listed on the New York Stock Exchange on May 30, 1984. The Company operated only the Las Vegas Showboat until March 30, 1987 when the Atlantic City Showboat commenced operations. The Company's New Jersey subsidiaries include its wholly-owned subsidiary Ocean Showboat, Inc. ("OSI"), and OSI's wholly-owned subsidiaries Atlantic City Showboat, Inc. ("ACSI") and Ocean Showboat Finance Corporation ("OSFC"). Unless the context otherwise requires, the "Company" or "SBO," as applicable, refers to Showboat, Inc. and its subsidiaries. The Company's executive offices are located at 2800 Fremont Street, Las Vegas, Nevada 89104, and its telephone number is (702) 385-9141.

     Through its subsidiary, Showboat Louisiana, Inc., the
Company owned an equity interest in Showboat Star Partnership, a Louisiana general partnership. Showboat Star Partnership owned a riverboat casino named the "Star Casino," which had been operating on Lake Pontchartrain in New Orleans, Louisiana since
November 8, 1993 until March 9, 1995 when it permenantly closed the casino. Another subsidiary of the Company, Lake Pontchartrain Showboat, Inc. ("LPSI"), received a management fee of 5% of gaming revenues, net of gaming taxes and regulatory boarding fees, in exchange for managing the Star Casino's operations pursuant to a management contract. On March 3, 1995, Showboat Louisiana, Inc. and LPSI acquired all of the partnership interests not previously owned by Showboat Louisiana, Inc. for $25.0 million subject to adjustment. SBO had previously acquired a 30% equity interest in 1993 for $18.6 million and had acquired an additional 20% equity interest in the Showboat Star Partnership in March 1994 from a partner in exchange for $9.0 million.

     The Company, through its subsidiary Showboat Indiana Investment Limited Partnership, owns a 55% interest in the Showboat Marina Partnership (the "Indiana Partnership") which is the only applicant for the sole riverboat gaming license allocated by statute to East Chicago, Indiana. The riverboat will be located approximately 20 minutes from downtown Chicago, Illinois and approximately three miles from the Chicago city limits. The Company anticipates that licensing hearings for the Indiana Partnership will begin in late 1995 and in the event the Indiana Partnership is granted a license, it is anticipated that gaming will first commence at temporary facilities and gaming vessel while the permanent facilities and gaming vessel are being constructed.

     Sydney Harbour Casino Pty Limited, a subsidiary of Sydney Harbour Casino Holdings Limited ("SHCL") a corporation in which the Company owns 26.3% of the outstanding capital, was, in December 1994, awarded the single full-service casino license for Sydney, New South Wales, Australia, which is exclusive in the State of New South Wales for 12 years from the commencement of operations at the temporary casino. SHCL has commenced construction of both temporary and permanent facilities. The Company anticipates that the temporary facility, containing 150 table games and 500 slot machines, will commence operations in September 1995 and the permanent facility, containing 200 table games and 1,500 slot machines, will commence operations in early 1998.

     The Company's marketing and operating strategy is to develop a high volume of traffic through its casinos, emphasizing slot machine play which accounted for 83.0%, 73.6% and 75.3% of the casino revenues of the Las Vegas Showboat, the Atlantic City Showboat, and the Star Casino, respectively, in 1994. Customers are attracted to the Las Vegas Showboat by competitive slot machines, bingo, moderately priced food and accommodations, a friendly "locals" atmosphere and a 106-lane bowling center. The Atlantic City Showboat targets the drive-in customer by providing competitive games and excellent service in an attractive convenient facility. The Star Casino, like the Las Vegas Showboat, targeted "locals" with its excellent service, attractive and convenient facility and accessible location.


Fiscal Year 1994 Developments

     Sydney, Australia

     On December 14, 1994, the New South Wales Casino Control Authority ("NSWCCA") selected Sydney Harbour Casino Pty Limited ("SHCP"), a subsidiary of SHCL, as the single full-service casino licensee in Sydney, New South Wales. An unsuccessful applicant for the casino license has initiated legal proceedings in New South Wales against SHCP, the NSWCCA and others, alleging, among other things, that the NSWCCA was not justified in issuing the casino license to SHCP. The proceedings seek the revocation of the casino license awarded to SHCP. The Company believes that the proceedings are meritless and intends to vigorously defend the allegations. For a more detailed discussion of the legal
proceedings see "PART I, ITEM 3: LEGAL PROCEEDINGS."   The casino
license has a term, subject to earlier termination, of 99 years, and provides to SHCP the exclusive right to operate a full-service casino in New South Wales for twelve years commencing upon the opening of the temporary casino. SAPL owns 26.3% of the outstanding equity of SHCL. Slot machines are currently permitted in approximately 1,500 non-profit private clubs in New South Wales, most of which contain less than 25 slot machines.

     The Sydney Harbour Casino will begin operations in a temporary casino, which will be located at Pyrmont Bay on Wharves 12 and 13 in an existing building which is being renovated to permit the operation of a casino. The temporary casino is anticipated to open in September 1995, and is expected to contain approximately 500 slot machines, and 150 table games. Additional amenities are expected to include cocktail lounges, specialty restaurants, retail shops and on-site parking for over 400 vehicles.

     The permanent Sydney Harbour Casino is expected to be open in early 1998. The Sydney Harbour Casino will be located less than one mile from the Sydney central business district on an eight-acre waterfront site on Pyrmont Bay next to Darling Harbour. The Sydney Harbour Casino will feature approximately 136,000 square feet of casino space, including an approximately 20,000 square foot private gaming area to be located on a separate level which will target a premium clientele. The Sydney Harbour Casino will have approximately 1,500 slot machines and 200 table games. The Sydney Harbour Casino has been designed to capture Australia's natural beauty and diverse geography and will contain cascading water fountains. The Sydney Harbour Casino will also contain 14 themed restaurants, 12 cocktail lounges, a deluxe 2,000 seat lyric theatre, a 700 seat cabaret style theatre and extensive public areas which include landscaped gardens. The Sydney Harbour Casino complex will include a 352 room hotel tower and an adjacent condominium tower containing 139 privately owned luxury units with full hotel services. The complex will also include extensive retail facilities, a station for Sydney's proposed light rail system, a bus terminal, docking facilities for commuter ferries and underground parking for approximately 2,500 cars.


     Public Offering of 13% Senior Subordinated Notes due 2009

     On August 10, 1994 the Company issued $120 million of 13% Senior Subordinated Notes due 2009 ("Notes"). The Notes are unsecured general obligations of the Company, subordinated in right of payment to all senior indebtedness of the Company. The Notes are jointly and severally guaranteed on an unsecured, senior subordinated basis by OSI, ACSI and Showboat Operating Company. Pursuant to the indenture for the Notes (the "Note Indenture") among the Company, OSI, ACSI, Showboat Operating Company and Marine Midland Bank, as trustee. The Note Indenture provides for the issuance of an additional $30 million of the Notes. The Notes are not redeemable by the Company prior to August 1, 2001 unless otherwise permitted pursuant to the terms of the Note Indenture. On or after August 1, 2001, the Notes are redeemable at the option of the Company, in whole or in part, at redemption prices provided for in the Note Indenture, together with accrued and unpaid interest, if any, to the redemption date. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes.

     The proceeds from the sale of the Notes (Note Offering) were $116.5 million, net of underwriting discounts and commissions. Proceeds were reserved for or used to (i) invest approximately $100.0 million to purchase 135 million ordinary shares of SHCL, and (ii) renovate the Las Vegas Showboat in order to upgrade the facility to current building codes and replace the existing power plant facility at an aggregate cost of approximately $18.5 million.

     In connection with providing certain financial services, the Company issued as of May 6, 1994, warrants to purchase 150,000 shares of common stock, $1.00 par value, of the Company, issuable at an exercise price per share equal to $15.50 to DLJ Bridge Finance, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, the underwriter of the Note Offering.

     Amendment of Indenture governing 9 1/4% First
     Mortgage Bonds due 2008

     On July 1, 1994, the Company obtained consents to amend
("Amendments") its indenture ("Bond Indenture") governing its 9
1/4% First Mortgage Bonds due 2008 ("Bonds").  The Bond
Indenture, as amended, places significant restrictions on SBO and its subsidiaries, includingrestrictions on making loans and advances by SBO to subsidiaries which are Non-Recourse Subsidiaries or subsidiaries in which SBO owns less than 50% of the equity. The Company received consents from the holders of approximately $260 million or 94% of the Bonds approving the Amendments. In consideration, the consenting bond holders received 2% of the face value of the Bonds. On July
28, 1994, the Company paid approximately $5.2 million to the consenting bond holders, this amount is shown as a discount on the Bonds and is being amortized as an adjustment to yield over the remaining life of the Bonds using the effective interest method. For a description of the restrictions contained in the Bond Indenture, as amended, see "PART II, ITEM 7: MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."


     Atlantic City Showboat Expansion

     During 1994, the Company completed the construction of a three-part $97 million expansion project which has made the Atlantic City Showboat one of the largest casinos in Atlantic City. The first stage of the expansion was completed in May 1993 and added Jake's Betting Parlor, Atlantic City's first horse race simulcasting facility. Approximately 4,500 square feet of casino space was added in 1993 and 15,500 square feet more was added in 1994, yielding a total of 95,000 square feet of casino space. Along with the additional casino space, the Company added approximately 340 slot machines and 28 table games in 1993 and approximately 609 slot machines and 10 table games in 1994 for a total of approximately 3,000 slot machines and 116 table games. The final stage of the expansion was the addition of the new seventeen story 284-room hotel tower, which opened in November 1994, three months ahead of the original schedule. As a result of the expansion, the Company will receive $8.7 million in credits from the Casino Reinvestment Development Authority, which are currently being redistributed to Showboat in the form of cash.


     Star Casino

     The Star Casino, a riverboat casino located on the south shore of Lake Pontchartrain in New Orleans, Louisiana is owned by the Showboat Star Partnership, a Louisiana general partnership formed in July 1993 between the Company and Star Casino, Inc., a Louisiana corporation. Until March 1, 1994, Showboat Louisiana, Inc. owned 30% of the partnership and Star Casino, Inc. was the managing partner. Effective March 1, 1994, Showboat Louisiana, Inc. purchased from Star Casino, Inc. an additional 20% equity interest in the partnership for $9.0 million. Effective March 3, 1995 Showboat Louisiana, Inc. and LPSI purchased the remaining 50% of the equity of the partnership not owned by Showboat Louisiana, Inc. for $25.0 million, subject to certain adjustments. Showboat Louisiana, Inc. and LPSI anticipate selling their partnership interests to subsidiaries of Players International, Inc. for $52 million, subject to adjustment, on March 31, 1995.

     On December 5, 1994, the operations of the Star Casino were suspended by the Louisiana State Police, Riverboat Gaming Division, who alleged that the Star Casino was not permitted to operate dockside gaming. The Showboat Star Partnership obtained a restraining order the next day and recommenced dockside gaming operations pending an administrative hearing. The administrative hearing occurred on December 21 and 22, 1994. On December 28, 1994, the administrative law judge, a retired Louisiana Supreme Court Justice, ruled that the Star Casino was operating in compliance with the Louisiana Riverboat Gaming Act.

     On January 17, 1995, the Showboat Star Partnership elected to cease gaming operations as a result of the receipt of information that the District Attorney of Orleans Parish ("District Attorney") would charge the Showboat Star Partnership with a misdemeanor if the Star Casino did not cease dockside gaming activities. A temporary restraining order was obtained against the District Attorney which prevented the District Attorney from filing charges against the Showboat Star Partnership on January 26, 1995 and the Star Casino was reopened on January 27, 1995.

     The District Attorney requested first the Fourth Circuit Court of Appeals, and upon its denial, the Louisiana Supreme Court to suspend the temporary restraining order. On March 9, 1995, the Louisiana Supreme Court ruled that a civil district court cannot, except in exigent circumstances, restrict a district attorney from investigating or filing charges, and, as a result of that ruling, suspended the temporary restraining order obtained by the Showboat Star Partnership. Rather than risk criminal indictment, which could jeopardize the Company's current licenses and pending and future applications in other jurisdictions, Showboat Star Partnership permanently ceased operations on March 9, 1995.

     On February 24, 1995, Showboat Star Partnership (i) assigned its leases with the Orleans Levee Board for leased land, parking areas and docking facilities; (ii) sold the terminal building and other improvements it constructed on the leased land; and (iii) sold certain personal property used at the terminal building, for $6
million to Belle of Orleans, L.L.C.   The Company recognized a pre-tax
loss of approximately $2.7 million upon the consummation of the sale of the terminal facilities. The net proceeds of the transactions with Player's International, Inc. and Belle of Orleans, L.L.C. approximate the Company's cumulative investment in Showboat Star Partnership.

     East Chicago, Indiana

     On February 2, 1994, the Indiana Partnership, consisting of Showboat Indiana Investment Limited Partnership, a wholly-owned limited partnership ("SII"), and Waterfront Entertainment and Development, Inc., an unrelated Indiana corporation ("Waterfront"), filed Part I of its gaming application with the Indiana Riverboat Gaming Commission to operate a riverboat casino on Lake Michigan in East Chicago, Indiana. The Indiana Partnership filed Part II of its gaming application on April 12, 1994. The Indiana Partnership is the sole applicant for the only license allocated to East Chicago by Indiana statute and which is for a berth located approximately 20 minutes from downtown Chicago and approximately three miles from the Chicago city limits. The Indiana Partnership is owned 55% by SII and 45% by Waterfront. Subject to available financial resources, the Company expects to invest approximately $28 million in the Indiana Partnership and will help the partnership obtain approximately $90 million in debt financing. Under the current partnership agreement, the Company would receive a 12% preferred return on its investment prior to additional partnership distributions. The Indiana Partnership anticipates that licensing hearings for the Indiana Partnership will begin in late 1995 and in the event the Indiana Partnership is granted a license, will first commence gaming operations in a temporary vessel and facilities while a permanent larger vessel and facilities are being constructed.


     Randolph, Missouri

     As of January 25, 1995, Showboat Missouri, Inc. entered into definitive agreements with Randolph Riverboat Company, Inc. ("Randolph") to design, develop, construct and operate a riverboat casino ("Randolph Riverboat"), which is intended to contain approximately 26,000 square feet, and related dockside improvements to be located on the Missouri River in or near Randolph, Missouri ("Randolph Project"). Randolph Missouri, Inc. and Randolph formed a limited liability company with the name Randolph Riverboat Company, L.L.C. ("RLLC"), of which 35% will be owned by Showboat Missouri, Inc. and 65% will be owned by Randolph. The total cost of the Randolph Project is estimated to be approximately $100 million. Showboat Missouri, Inc. contributed $13 million into escrow as its capital contribution to RLLC, of which amount $4 million may be used after Randolph has expended $10 million of its own funds toward the Randolph Project. The remaining $9 million of Showboat Missouri, Inc.'s capital contribution shall be available for use by RLLC at Showboat Missouri, Inc.'s discretion or upon the closing of the high yield debt financing for the Randolph Project.

     Randolph has entered into an agreement with underwriter Bear Stearns & Co. to obtain financing of approximately $80 million through high yield debt and capital leases, for construction of the Randolph Project. Additional capital contributions, if needed, shall be made by the partners of RLLC pro rata with their respective interest.

     The Company or an affiliate of the Company shall provide management services to the Randolph Project until the Company no longer has an equity position in RLLC, in exchange for a management fee of 4% of the net gaming revenues of the Randolph Project and an additional incentive fee of 20% of all earnings before interest expense, income taxes, property taxes, ground lease rent, capital lease rent, depreciation and amortization ("EBITDA") in excess of $20 million.


     Rockingham Park, New Hampshire

     In January 1995, the Company and Rockingham Venture, Inc., a New Hampshire corporation and the operator of Rockingham Park, a thoroughbred racetrack in Salem, New Hampshire, entered into negotiations to finalize an agreement to develop and manage any additional gaming which may be authorized by the State of New Hampshire and the Town of Salem. In December 1994, the Company loaned $8.85 million to Rockingham Venture, Inc. which loan is secured by a second mortgage on Rockingham Park. If gaming is legalized by the appropriate and necessary authorities, the Company and Rockingham Venture, Inc. shall form a joint venture, partially capitalized through conversion of the Company's loan into equity, to develop a gaming and entertainment facility at Rockingham Park. The horse racing activities will continue to be operated by Rockingham Venture, Inc. No assurance can be given that the proposed agreements will be consummated or that any operation by the Company of gaming at Rockingham Park will take place at any time in the future.


     St. Regis Mohawk Reservation, New York

     In April 1994, the Company, through a subsidiary entered into agreements with the St. Regis Mohawk Tribe ("Tribe") and Native American Gaming Consultants, a corporation formed under tribal law ("NAGC"), to develop, construct, manage and operate a casino containing Class III games in Hogansburg, New York. The agreements were subsequently submitted by the Tribe to the National Indian Gaming Commission ("NIGC") for NIGC's approval. In July 1994, the St. Regis Mohawk Tribe withdrew all gaming contracts submitted to the NIGC, including the agreements with the Company; subsequently, the Company terminated its relationship with the Tribe.

Narrative Description of Business

     Current Las Vegas Operations

     The Las Vegas Showboat includes an approximately 78,000 square foot casino centrally located in a 453-room 18-story hotel, featuring a 106-lane bowling center, a buffet, a coffee shop, a 1,300-seat bingo parlor garden, a showroom and two specialty restaurants. In addition, 8,300 square feet of meeting room area is available with a seating capacity of 1,000 persons. The Company also owns and operates a 33-room motel directly across from the hotel. The Las Vegas Showboat covers approximately twenty-six acres and is approximately two and one-half miles from the hotel casinos located in downtown Las Vegas or on the "Strip."

     At the Las Vegas Showboat, the Company sponsors a variety of special events designed to produce a high volume of traffic through its casino. The Las Vegas Showboat sponsors such events as the Professional Bowlers Association tour and Superstar Bingo, a high-stakes bingo game, and is the site of the annual High Rollers Million Dollar Bowling Tournament. The Las Vegas Showboat also regularly hosts small conventions and groups. In addition, the Las Vegas Showboat provides a slot club, the Officer's Club, which is designed to attract and reward frequent slot players at the Las Vegas Showboat.


     Las Vegas Competition

     The Las Vegas Showboat competes generally with approximately 130 casinos in Clark County, Nevada, which includes the cities of Las Vegas, Henderson, Laughlin and Mesquite. Competition among casinos in Clark County is intense and the Company expects it to remain so in the future. The Company has experienced increased competition from new and existing Las Vegas hotel casinos which have also sought to attract slot machine players and Las Vegas-area residents. The Company anticipates continuing increased competition for these customers.

     As a result of increased competition for slot machine players and Las Vegas-area residents, and particularly due to the opening of new hotel casinos and the expansion of existing hotel casinos, including the expansion of Sam's Town Hotel and Casino, completed in 1994, and the opening of Boulder Station also in 1994 (each of which are located on Boulder Highway near the Las Vegas Showboat), the Company has experienced declines in revenues and net income. The Company has expanded marketing and customer service programs but nevertheless anticipates results at the Las Vegas Showboat will be negatively impacted until the excess casino capacity on the Boulder Strip is absorbed by the Las Vegas market. In addition, the Company will commence a major renovation of the Las Vegas Showboat in 1995 which will significantly improve the quality of the casino space and which the Company believes will improve its competitive position. Approximately 30,000 square feet or 40% of the casino space will be closed for a portion of 1995 due to the renovation, which closure will cause a significant disruption in operations and earnings at the Las Vegas Showboat. There can be no assurance that the expanded marketing activities, the improved casino area and the implementation of other alternatives being considered by the Company will successfully result in the maintenance or expansion of the Las Vegas Showboat's customer base.

     The Company believes the legalization of casino gaming in Colorado, Connecticut, Illinois, Iowa, Indiana, Louisiana, Mississippi, Missouri, New Jersey, and South Dakota, and on various Native American reservations, has not had a material adverse impact on its business in Las Vegas because of the Company's customer base of local area residents. The legalization and commencement of casino gaming in states close to Nevada, particularly California, could have a material adverse effect on the Company's Las Vegas operations.

     Las Vegas Employees and Labor Relations

     As of March 1, 1995, the Company's Las Vegas operations employed approximately 1,450 persons, of which approximately 834 or 57.5% of the employees were represented by collective bargaining agreements. The Company considers its current labor relations to be satisfactory. The Company is currently negotiating with the Culinary Workers Local No. 226 ("Culinary Union"), which represents approximately 700 or 78% of the Las Vegas Showboat employees represented by collective bargaining agreements, to reach a new collective bargaining agreement with those workers.


     Atlantic City Operations

     Since March 30, 1987, the Company, through its New Jersey subsidiaries, has operated the Atlantic City Showboat fronting the Boardwalk in Atlantic City, New Jersey. The Atlantic City Showboat is located at the eastern end of the Atlantic City Boardwalk on approximately 13 acres. Access to the Atlantic City Showboat's four-story podium, which houses the casino and the 20-story hotel tower, is provided by two main entrances, one on the Boardwalk and one on Pacific Avenue, which runs parallel to the Boardwalk. Adjacent to the casino, is the newly constructed 17-story hotel tower containing 284 hotel rooms. The Atlantic City Showboat has been designed to promote ease of customer access to the casino and all other public areas of the casino hotel.

     The Atlantic City Showboat contains two public levels. Two pairs of large escalators directly accessible from the two ground level entrances and six elevators provide easy access to the second level. Public areas located on the ground level, in addition to the approximately 95,000 square feet of gaming space, include a show lounge, five restaurants, two cocktail lounges, a pizza snack bar, an ice cream parlor, and two shops. Public areas located on the second level include a buffet, a coffee shop, a private Players Club, a beauty salon, a health spa, approximately 2,000 square feet of space for video games, approximately 27,000 square feet of meeting rooms, convention, board room and exhibition space and the 60-lane bowling center, including a snack bar and cocktail lounge. The Atlantic City Showboat leases to independent operators the two shops located on the ground level and the beauty salon on the second level.

     At December 31, 1994, the casino featured approximately 3,000 slot machines, 116 table games, a horse race simulcast facility, and a keno facility. The 20-story hotel tower features 516 guest rooms and the adjacent 17-story hotel tower features 284 guest rooms. Many of the guest rooms in both towers have a view of the ocean. Included in the number of guest rooms are 59 suites, 40 of which have ocean-front decks. The nine-story parking garage is located on-site at the Pacific Avenue entrance. The facility provides self-parking for approximately 2,000 cars and a 14-bus depot integrated with the casino podium. In addition, on-site underground parking accommodates valet parking for approximately 500 cars. This design permits Atlantic City Showboat's customers to enter the casino hotel protected from the weather. Two stories of the four story podium are occupied by kitchens, storage for food and other perishables, surveillance and security equipment and personnel, an employee cafeteria, computer equipment and executive and administrative offices.

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


     Atlantic City Competition

     The Atlantic City Showboat competes with 11 other casino hotels in Atlantic City containing, in the aggregate, approximately 833,000 square feet of gaming space, and 8,900 rooms and with Foxwood's High Stakes Bingo and Casino on the Mashantucket Pequot Indian Reservation in Connecticut. There are several sites on the Boardwalk and in the Marina Area of Atlantic City on which casino hotel facilities could be built in the future. However, no new casino hotel facilities are currently being constructed.

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

     Casino hotels in Atlantic City also face competition, to some extent, from casinos located in Nevada and other states of the United States and from casinos in the Commonwealth of Puerto Rico, the Bahamas and other locations outside the United States, and from other forms of wagering such as pari-mutuel racing, jai alai, card parlors, riverboat gaming, lottery games and other legalized gaming activities. Legislation permitting casino gaming has been approved in Colorado, Connecticut, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri and South Dakota, and on various Native American reservations. With the exception of Indiana, casinos are in operation in each of those states. In addition, Class III gaming is permitted on Native American reservations in the following states: Arizona, Colorado, Connecticut, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nevada, New York, North Dakota, Oregon, South Dakota, Washington and Wisconsin. The legalization and commencement of casino and other gaming ventures in states close to New Jersey, particularly, Delaware, Maryland, New York or Pennsylvania, could have an adverse effect on the Company's Atlantic City operations.


     Atlantic City Employees and Labor Relations

     At March 1, 1995, the Atlantic City Showboat employed approximately 3,290 persons on a full-time basis and approximately 364 persons on a part-time basis. Approximately 1,125 or 34% of the Atlantic City Showboat's full-time employees are covered by collective bargaining agreements. The number of employees at the Atlantic City Showboat is expected to fluctuate, with the highest number during the summer months and the lowest number during the winter months. All employees of the Atlantic City Showboat whose responsibilities involve or relate to the casino or the simulcast area must be licensed by or registered with the applicable New Jersey regulatory authority before commencing work at the Atlantic City Showboat.

     Louisiana Operations

     In July 1993, a subsidiary of the Company, Showboat Louisiana, Inc., and Star Casino, Inc., a Louisiana corporation, formed Showboat Star Partnership, a Louisiana general partnership, to own and operate a riverboat casino, the "Star Casino." At December 31, 1993, Showboat Louisiana, Inc. owned a 30% equity interest in Showboat Star Partnership. Effective March 1, 1994, Showboat Louisiana, Inc. purchased an additional 20% equity interest in the Showboat Star Partnership from its partner, Star Casino, Inc. On March 3, 1995, Showboat Louisiana, Inc. and LPSI purchased the remaining 50% equity interest in the Showboat Star Partnership for $25.0 million, subject to certain adjustments. The Company intends to sell all of its partnership interests to subsidiaries of Players International, Inc. for $52.0 million, subject to adjustment, on March 31, 1995.

     Throughout 1994, LPSI managed and operated the gaming areas at the Star Casino on behalf of the Showboat Star Partnership. LPSI received, as a management fee, 5% of Star Casino's gaming revenue, net of gaming taxes of 18.5% and boarding fees totalling up to $5.00 per passenger boarding the vessel. Louisiana Riverboat Services, Inc., a non-affiliate of the Company, performed the marine services for the Star Casino, including those services related to the crew, operations and maintenance of the riverboat. Louisiana Riverboat Services, Inc. received a monthly management fee equal to its costs plus a surcharge of 15% of such costs.

     The Star Casino commenced gaming operations on November 8, 1993 and permanently closed gaming operations on March 9, 1995. The Star Casino was located on the south shore of Lake Pontchartrain in New Orleans, Louisiana, approximately seven miles from New Orleans' "French Quarter." The vessel, which measured 265 feet long and 78 feet wide, was built to resemble a traditional paddle-wheel riverboat. As of December 31, 1994, the riverboat contained an aggregate of 21,900 square feet of gaming space on three levels, with 778 slot machines and 42 table games. A cocktail lounge was located on each of the three public levels of the riverboat casino.

     On-shore facilities included a 34,000 square foot terminal building, which contained a restaurant, a cocktail lounge and administrative offices. The on-shore facility provided parking for 1,150 cars. The terminal facilities were designed so that Star Casino passengers must pass through the terminal area in order to board the riverboat. Due to either inclement weather or underwater obstructions, the Star Casino had been principally restricted to mock cruises since commencement of operations and dockside gaming since June 22, 1994.

     On February 24, 1995, Showboat Star Partnership (i) assigned its leases with the Orleans Levee Board for leased land, parking areas and docking facilities; (ii) sold the terminal building and other improvements it constructed on the leased land; and (iii) sold certain personal property used at the terminal building, for $6 million to

Belle of Orleans, L.L.C. The Company recognized a pre-tax loss of approximately $2.7 million upon consummation of the sale of the terminal facilities and the assignment of the leases with the Orleans Levee Board. The net proceeds of the transactions with Players International, Inc. and Belle of Orleans, L.L.C. approximate the Company's cumulative investment in Showboat Star Partnership.

     On December 5, 1994, the operations of the Star Casino were suspended by the Louisiana State Police, Riverboat Gaming Division, who alleged that the Star Casino was not permitted to operate dockside gaming. The Showboat Star Partnership obtained a restraining order the next day and recommenced dockside gaming operations pending an administrative hearing. The administrative hearing occurred on December 21 and 22, 1994. On December 28, 1994, the administrative law judge, a retired Louisiana Supreme Court Justice, ruled that the Star Casino was operating in compliance with the Louisiana Riverboat Gaming Act.

     On January 17, 1995, the Showboat Star Partnership elected to cease gaming operations as a result of the receipt of information that the District Attorney of Orleans Parish ("District Attorney") would charge the Showboat Star Partnership with a misdemeanor if the Star Casino did not cease dockside gaming activities. A temporary restraining order was obtained against the District Attorney which prevented the District Attorney from filing charges against the Showboat Star Partnership on January 26, 1995 and the Star Casino was reopened on January 27, 1995.

     The District Attorney requested first the Fourth Circuit Court of Appeals, and upon its denial, the Louisiana Supreme Court to suspend the temporary restraining order. On March 9, 1995, the Louisiana Supreme Court ruled that a civil district court cannot, except in exigent circumstances, restrict a district attorney from investigating or filing charges, and, as a result of that ruling, suspended the temporary restraining order obtained by the Showboat Star Partnership. Rather than risk criminal indictment, which could jeopardize the Company's current licenses and pending and future applications in other jurisdictions, Showboat Star Partnership permanently ceased operations on March 9, 1995.

     Louisiana Competition

     The Star Casino experienced intense direct competition in its primary market area which competition increased significantly during 1994. As of December 31, 1994, there were 4 riverboat casinos operating in the New Orleans area.

     The Company competed with other forms of gaming, including land-based casinos, bingo and pulltab games, card clubs, parimutuel betting on horse racing and dog racing, state-sponsored lotteries, video lottery, video bingo and video poker terminals, as well as other forms of entertainment. Louisiana had authorized video lottery terminals at various types of facilities in the state, including bars, truckstops and racetracks.

     Louisiana Employees and Labor Relations

     As of December 31, 1994, the Showboat Star Partnership employed approximately 962 persons on a full-time basis and approximately 50 on a part-time basis. LPSI, which manages and operates the gaming areas at the Star Casino, employed 8 persons on a full-time basis as of December 31, 1994. In addition, Louisiana Riverboat Services, Inc., which operated the riverboat, employed approximately 45 persons on a full-time basis and 10 persons on a part-time basis. All Showboat Star Partnership and LPSI employees associated with gaming had to be approved by the Riverboat Gaming Enforcement Division of the Louisiana State Police prior to commencing work in gaming-related areas.

     Sydney, Australia Operations

     On December 14, 1994, the NSWCCA selected SHCP, a subsidiary of SHCL, as the single full-service casino licensee in Sydney, New South Wales. An unsuccessful applicant for the casino license has initiated legal proceedings in New South Wales against SHCP, the NSWCCA and others, alleging, among other things, that the NSWCCA was not justified in issuing the casino license to SHCP. The proceedings seek the revocation of the casino license awarded to SHCP. The
Company believes that the proceedings are meritless and intends to vigorously defend the allegations. For a more detailed discussion of the legal proceedings, see PART I, ITEM 3; "LEGAL PROCEEDINGS."
The casino license has a term, subject to earlier termination, of 99 years and provides to SHCP the exclusive right to operate a casino in New South Wales for 12 years commencing upon the opening of the temporary casino. Showboat Australia Pty Limited, a wholly-owned Australian subsidiary of the Company, owns 26.3% of the equity of SHCL. Slot machines are currently permitted in approximately 1,500 non-profit private clubs in New South Wales, most of which contain less than 25 slot machines.

     The Sydney Harbour Casino will begin operations in a temporary casino, which will be located at Pyrmont Bay on Wharves 12 and 13 in an existing building which is being renovated to permit the operation of a casino. The temporary casino is anticipated to open in September 1995, and is expected to contain approximately 500 slot machines, and 150 table games (30 of which are expected to be located in a private gaming room). Additional amenities are expected to include five cocktail lounges, four specialty restaurants, retail shops and on-site parking for more than 400 vehicles.

     The permanent Sydney Harbour Casino is expected to be open in early 1998. The Sydney Harbour Casino will be located less than one mile from the Sydney central business district on an eight-acre waterfront site on Pyrmont Bay next to Darling Harbour. The Sydney Harbour Casino will feature approximately 136,000 square feet of casino space, including an approximately 20,000 square foot private gaming area to be located on a separate level which will target a premium clientele. The Sydney Harbour Casino will have approximately 1,500 slot machines and 200 table games, including 20 slot machines and 30 table games in the private gaming area. The Sydney Harbour Casino will be decorated to capture Australia's natural beauty and diverse geography and will contain cascading water fountains. Passage through the casino will allow patrons to experience Australia's indigenous landscape from wall surfaces of brilliant oranges and reds representing the cliffs and ranges of Australia's central desert to an Australian rain forest under a glass canopy and a Great Barrier Reef room with a large aquarium of tropical fish. The Sydney Harbour Casino will also contain 14 themed restaurants, 12 cocktail lounges, a deluxe 2,000 seat lyric theatre, a 700 seat cabaret style theatre and extensive public areas which include landscaped gardens. The Sydney Harbour Casino complex will include a 352 room hotel tower and an adjacent condominium tower containing 139 privately owned luxury units with full hotel services. The complex will also include extensive retail facilities, a station for Sydney's proposed light rail system, a bus terminal, docking facilities for commuter ferries and underground parking for approximately 2,500 vehicles.

     Leighton Contractors Pty Limited will construct the Sydney Harbour Casino (including the temporary casino) for A$691.0 million under the direction of Leighton Properties Pty Limited ("Leighton Properties") as developer on behalf of the Sydney Harbour Casino Group. (As used in this Form 10-K, amounts in Australian dollars are denoted as "A$"). Under the terms of the construction contract, the temporary casino must be completed nine months, and the permanent casino must be completed within 38 months, of December 1994, the date of issuance of the casino license. In the event that the permanent Sydney Harbour Casino is not completed within such time period, the construction contract provides for the payment of liquidated damages of not more than A $150,000 per day to an aggregate maximum amount of A$30 million. Additionally, SHCL is indemnified against any loss arising from the contractor's failure to perform its obligations under the construction contract.

     The cost of the Sydney Harbour Casino, including licensing fees, is anticipated to be approximately A$1.2 billion. SAPL and its consortium partner, Leighton Properties, invested A$135.0 million and A$25.0 million respectively, in SHCL for equity stakes of 26.3% and 4.8%, respectively. Leighton Properties subsequently placed its shareholdings and other interests in the Sydney Harbour Casino development in trust appointing National Mutual Trustees Limited, an independent Australian public trustee company, as trustee. In addition, SAPL has an option to purchase an additional 7% of the fully diluted equity of SHCL at an option exercise price of A$1.15 per share. The option may be exercised no earlier than July 1, 1998 and expires June 30, 2000. Prior to the exercise of any outstanding options, SHCL had 505,000,000 shares outstanding, consisting of 160,000,000 ordinary shares, 135,000,000 of which are owned by SAPL, and 345,000,000 preferred ordinary shares purchased by certain institutional investors at a purchase price of A$1.00 per share. The preferred ordinary shares are entitled to a cumulative dividend of A$.05 per share per annum for the three fiscal years ended June 30, 1997, 1998 and 1999. After June 30, 1999, the preferred ordinary shares have the same rights and preferences as the ordinary shares.
SHCL is expected to become a publicly listed company on the Australian Stock Exchange approximately six months of receiving the casino license. The shares offered to the public shall include a number of the shares subscribed for by institutional investors but not the shares subscribed to by Leighton Properties or SAPL or those who held Class A options issued by SHCL. The number of shares offered to the public shall not exceed one-third of the total number of shares allotted to those parties.

     SHCL has entered into a loan agreement (the "Facility Agreement") with the Commonwealth Bank of Australia ("CBA") in the amount of A$500.0 million to finance a portion of the development and construction of the Sydney Harbour Casino. SHCL has also obtained from CBA a working capital facility in the amount of A$50.0 million for working capital purposes. The Facility Agreement will convert to a seven-year term loan upon completion of the Sydney Harbour Casino. The term loan will be amortized by mandatory repayments specified in the Facility Agreement. The Facility Agreement also requires that SAPL remain the beneficial owner of not less than 10% of the issued ordinary shares of SHCL for a period of not less than five years after completion of the permanent Sydney Harbour Casino and remain the beneficial owner of not less than 5% of the issued ordinary shares of SHCL for an additional two years thereafter. The Facility Agreement further restricts SHCL's ability to declare or pay any dividend (other than a permitted preferred ordinary dividend) or make distributions to stockholders, except under certain conditions as specified in the Facility Agreement. The Facility Agreement contains additional customary financial covenants. In connection with the Facility Agreement, CBA will receive options to acquire 17,250,000 preferred ordinary shares at an exercise price of A$1.10 per share. CBA's options may be exercised no earlier than July 1, 1998 and the options expire five years from the date of the agreement granting such options.

     SHCL granted options to purchase an aggregate of 20,200,000 shares of SHCL. Of these Options, options to (i) purchase 7,575,000 preferred ordinary shares at an exercise price of A$1.00 have been exercised by the holders thereof, (ii) purchase 7,575,000 preferred ordinary shares at an exercise price of A$1.00 have expired, (iii) purchase 5,050,000 ordinary shares at an exercise price of A$1.15 per share are exercisable between June 1, 1998 and June 30, 2000.

     Sydney Harbour Casino Management Pty Limited (the "Manager"), a company which is 85% owned by SAPL and 15% owned by National Mutual Trustees Limited in trust for Leighton Properties, will manage the temporary casino and the permanent Sydney Harbour Casino pursuant to a 99-year management agreement (the "Management Agreement"). The terms of the Management Agreement require the Manager to advise SHCP or Sydney Harbour Casino Properties Pty Limited, wholly owned subsidiaries of SHCL, as to the casino design and configuration and the placement of all gaming equipment. The Manager also has agreed to train all employees of the Sydney Harbour Casino and to manage a high quality international class casino in accordance with the operating standards required by the NSWCCA. The

NSWCCA requires a service audit to be conducted yearly by a third party so that areas of non-compliance can be identified and remedied by the Manager. The Manager will be paid a management fee equal to the sum of (i) 1 1/2% of casino revenue, (ii) 6% of casino gross operating profit, (iii) 3 1/2% of total non-casino revenue, and (iv) 10% of total gross non-casino operating profit, for each fiscal year for services rendered by the Manager pursuant to the Management Agreement. Under certain conditions, the Manager has agreed to forego management fees in an amount with a present value of approximately A$19.0 million. Gaming revenue from the Sydney Harbour Casino will be taxed at a rate of
(i) 22.5% of slot machine revenue and (ii) 20% of the first A$200.0 million of table game revenue, increasing 1% for each additional A$5.0 million of table game revenue, up to a maximum rate of 45%, and will also be subject to a community benefit levy of 2% of gross gaming revenue.


Competition

     Sydney Harbour Casino, when operating, will generally compete with casinos in Australia and other casinos located within the Pacific Rim. Currently, 12 casinos operate in Australia. Other than the non-profit private slot clubs, most of which contain 25 or fewer slot machines, Sydney Harbour Casino shall be the only casino in the State of New South Wales for 12 years following commencement of gaming operations in the temporary casino. Sydney Harbour Casino expects to compete with the local slot clubs and with the casinos throughout Australia and the Pacific Rim by offering excellent service and an attractive facility containing hotel operations, bars and restaurants, sports and recreation facilities, entertainment centres, car parking, theatres, convention facilities and retail shopping.

Financial Information about the Company

     The primary source of revenue and income to the Company is its casinos, although the hotels, restaurants, bars, buffets, shops, bowling, sports and other special events and services are important adjuncts to the casinos. At December 31, 1994, the Company's casinos featured the following slot machines and table games:

                           Las           Atlantic      Star
                           Vegas         City          Casino
                           Showboat      Showboat

Slot Machines              1,888         3,027         778
"21" Tables                19            61            32
Poker Tables               6             18            N/A
"Craps" Tables             2             14            6
Roulette Tables            2             11            4
Caribbean Stud Poker       1             2             N/A
Pai Gow Poker Tables       1             2             N/A
Baccarat Tables            N/A           2             N/A
Mini-Baccarat Tables       N/A           2             N/A
Red Dog Table              N/A           1             N/A
Big Six Wheel              N/A           2             N/A
Sic Bo                     N/A           1             N/A

     The Las Vegas Showboat also contains a race and sports book, a 1,300-seat bingo parlor and a keno area. The Atlantic City
Showboat also contains a horse racing simulcast room and a keno facility.

     At the Las Vegas Showboat, slot machines accounted for 83.0% of casino revenues for the year ended December 31, 1994, 84.2% of casino revenues for the year ended December 31, 1993, and 84.5% of casino revenues for the year ended December 31, 1992. At the Atlantic City Showboat, slot machines accounted for 73.6% of casino revenues for the year ended December 31, 1994, 73.2% of casino revenues for the year ended December 31, 1993, and 71.5% of casino revenues for the year ended December 31, 1992. At the Star Casino, slot machines accounted for 75.3% of casino revenues for the year ended December 31, 1994 and 68.6% of casino revenues for the period from the commencement of operations to December 31, 1993. The Las Vegas Showboat operations and the Atlantic City Showboat operations are conducted 24 hours a day, every day of the year. The Star Casino was operated 24 hours a day, every day of the year prior to permanently closing the Star Casino on March 9, 1995.

     The following table sets forth the contribution to total net revenues on a dollar and percentage basis of the Company's major activities at the Las Vegas Showboat and the Atlantic City Show boat for the years ended December 31, 1994, 1993 and 1992. Net revenues for the Star Casino are not included in the table since the Company accounts for its investment in the Showboat Star Partnership under the equity method of accounting. The Company's equity in the income or loss of Showboat Star Partnership, net of intercompany elimination, was $12,828,000 and a loss of $850,000 in 1994 and 1993, respectively. For other financial information, see the Company's financial statements contained in Item 8. Financial Statements and Supplementary Data.

                    Year Ended         Year Ended         Year Ended
                   December 31,       December 31,       December 31,
                      1994               1993                1992

               (dollar amounts in thousands)

               AMOUNT     PERCENT  AMOUNT    PERCENT  AMOUNT    PERCENT
  Revenues:
  Casino(1)    $351,436   87.6     $329,522  87.7     $313,247  88.2

  Food and     50,624     12.6     48,669    12.9     44,511    12.5
  beverage

  Rooms        20,587     5.1      19,355    5.2      17,280    4.9

  Sports and   4,168      1.0      4,251     1.1      4,443     1.2
  special
  events

  Other(2)     7,799      2.0      5,982     1.6       4,932    1.4

Total gross    434,614    108.3    407,779   108.5    384,413   108.2
revenues(3)

Less compli-   33,281     8.3      32,052    8.5      29,177    8.2
mentaries
(1)

Total net      $401,333   100.0    $375,727  100.0    $355,236  100.0
revenues(3)

_______________

 (1)Casino revenues are the net difference between the sums received as winnings and the sums paid as losses. Complimentaries consist primarily of rooms, food and beverages furnished gratuitously to customers. The sales value of such services is included in the respective revenue classifications and is then deducted as complimentaries. Complimentary rates are periodically reviewed and adjusted by management. See Note 1 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

 (2)Includes management fee revenues, net of intercompany elimination, in the amount of $1.9 million and $.4 million paid to LPSI from Showboat Star Partnership in 1994 and 1993, respectively.

 (3)Does not include interest income.

     The Atlantic City Showboat offers complimentary meals, drinks and room accommodations to a larger percentage of customers than does the Las Vegas Showboat or the Star Casino. Such promotional allowances (complimentary services) at the Atlantic City Showboat were 8.8% of total net revenues for the year ended December 31, 1994, 9.3% of total net revenues for the year ended December 31, 1993, and 8.8% of total net revenues for the year ended December 31, 1992. Such promotional allowances (complimentary services) at the Las Vegas Showboat were 6.5% of total net revenues for the year ended December 31, 1994, 5.9% of total net revenues for the year ended December 31, 1993, and 6.0% of total net revenues for the year ended December 31, 1992. At the Star Casino, such complimentary services were 3.3% of total net revenues for the year ended December 31, 1994.

Gaming Credit Policy

     A minimal dollar amount of credit is extended to a limited number of gaming customers at the Las Vegas Showboat and the Star Casino. The Atlantic City Showboat, however, offers substantially more credit to a greater number of customers. The Atlantic City Showboat's gaming credit, as a percentage of total gaming revenues, is at a level which is consistent with that of the average credit levels for all other casino hotels in Atlantic City. Overall, the Company's gaming receivables were approximately $7.0 million at December 31, 1994, before deducting allowance for doubtful accounts of approximately $2.2 million.
In comparison, the Company's gaming receivables were approximately $6.8 million at December 31, 1993, before deducting allowance for doubtful accounts of approximately $2.8 million.
At the Atlantic City Showboat, gaming receivables were approximately $6.9 million at December 31, 1994, before deducting allowance for doubtful accounts of approximately $2.2 million.
In comparison, gaming receivables at the Atlantic City Showboat were approximately $6.7 million at December 31, 1993, before deducting allowance for doubtful accounts of approximately $2.8 million.

     The non-collectibility of gaming receivables can have a material adverse effect on results of operations, depending upon the amount of credit extended and the size of uncollected amounts. Nevada, Louisiana and New Jersey casino gaming debts are required to be evidenced by properly accomplished credit instruments to be legally enforceable in Nevada, Louisiana and New Jersey, respectively. Nevada, Louisiana and New Jersey judgments enforcing such instruments are enforceable in most other states of the United States and certain foreign countries. Annual gaming bad debt expense at the Las Vegas Showboat has been approximately .2% of casino revenues for the year ended December 31, 1994, as compared to approximately .1% of casino revenues for the year ended December 31, 1993. Annual gaming bad debt expense at the Atlantic City Showboat was approximately .2% of casino revenues for the year ended December 31, 1994, as compared to approximately .4% for the year ended December 31, 1993. At the Star Casino, annual gaming bad debt expense has been approximately .03% of casino revenues for the year ended December 31, 1994.


Control Procedures

     In connection with its gaming activities, the Company follows a policy of stringent internal controls, cross-checks and recording of all receipts and disbursements in accordance with industry practice. The audit and cash controls developed and utilized by the

Company include locked cash boxes, independent counters, checkers and observers to perform the daily cash and coin counts, floor observation of the gaming areas, closed-circuit television observation of certain areas, daily computer tabulation of receipts and disbursements for each slot machine, table and other games, and the rapid identification, analysis and resolution of discrepancies or deviations from normal performance. All dealers and other personnel are internally trained by the Company, however, dealers in New Jersey must also obtain certification from an independent dealer's school in order to meet licensing requirements. The Company presently intends to promote qualified employees to supervisory and management levels. However, staffing requirements for the Company's casino hotels and for the Company's Gaming Development Division have required that certain supervisory and management personnel be hired from other casino hotels. Gaming operations are subject to risk of loss as a result of employee or customer dishonesty due to the large amount of cash and gaming chips handled. However, the Company has not experienced significant losses related to employee dishonesty.


Seasonal Factors

     The Company does not believe that gaming and hotel revenues are significantly seasonal in Las Vegas, Nevada or New Orleans, Louisiana. In contrast, the Company believes that gaming and hotel revenues are seasonal in Atlantic City due to the harsher weather in Atlantic City during winter months.


Regulation and Licensing

Nevada Gaming

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and the City Council of the City of Las Vegas ("City Board"). The Nevada Commission, the Nevada Board, and the City Board are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     Showboat Operating Company, which operates the Las Vegas Showboat, is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferrable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a shareholder of, or receive any percentage of profits from, Showboat Operating Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Showboat Operating Company have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

     The Company and Showboat Operating Company are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Showboat Operating Company must be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by Showboat Operating Company the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Showboat Operating Company, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. In addition, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the state of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

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

     The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission, or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Common Stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a shareholder or to have any other relationship with the Company or Showboat Operating Company, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a corporation registered under the Nevada Gaming Control Act to file applications, be investigated and be found suitable to own the debt security of a registered corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form, or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, will not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

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

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval by the Nevada Commission of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to its shareholders for the purpose of acquiring control of the Company.

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

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.


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

     The New Jersey Commission has extremely broad discretion with regard to the issuance, renewal and revocation or suspension of licenses. A casino license is not transferable and must be renewed by the licensee at certain intervals. The first two license renewal periods are one year. Thereafter, the casino licenses may be renewed for up to four years, subject to the New Jersey Commission's authority to reconsider license eligibility during any term. A casino license may be revoked or suspended at any time by the New Jersey Commission upon a finding of disquali fication or noncompliance. The holder of a casino license must also obtain an operation certificate which may be revoked or suspended at any time by the New Jersey Commission upon a finding of noncompliance.

     In order to obtain or renew a casino license, an applicant must demonstrate to the New Jersey Commission: (i) its financial stability, integrity and responsibility; (ii) its business ability and casino experience; (iii) its good character, honesty and integrity; and (iv) the qualification of all its financial sources, security holders and holding and intermediate companies. Moreover, each officer, director, principal employee, lender or person directly or indirectly holding any beneficial interest or ownership of the securities of the corporate licensee, and any person deemed by the New Jersey Commission as having the ability to control the corporate licensee or elect a majority of the board of directors of the corporate licensee or other person deemed appropriate by the New Jersey Commission must be found qualified. ACSI's casino license was granted on March 27, 1987, effective April 2, 1987. ACSI's casino license was renewed on January 25, 1995 for the period commencing January 31, 1995 and ending January 31, 1997. In connection therewith, SBO and OSI were required to satisfy the licensure standards set forth above.

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

     After completion of its first full year of operation, and continuing for thirty years thereafter, a casino licensee is subject to a New Jersey investment obligation. To satisfy this obligation, the Company may either: (i) pay an investment alternative tax equal to 2 1/2% of its annual gross revenues from gaming operations; or (ii) purchase bonds issued by, or invest in other development projects approved by, the Casino Reinvestment Development Authority, a state agency, in an amount equal to 1 1/4% of its annual gross revenues from gaming operations.

     All corporations doing business in New Jersey are subject to a corporate franchise tax, based on allocated net income, at a 9% annual rate. Interest on indebtedness is deductible under New Jersey law. There is also an 8% tax on the gross win revenues of New Jersey casinos, in addition to an annual $500 fee for each slot machine.

     Atlantic City imposes a real property tax and a luxury tax applicable to certain sales, including, but not limited to, the sale of alcoholic beverages, tickets to entertainment events and rental of hotel rooms. In 1992, the New Jersey legislature adopted laws imposing a fee of $2.00 per occupied casino hotel room per day ($1.00 for non-casino hotel rooms). These fees are dedicated exclusively to a fund to market Atlantic City as a tourist destination and resort. In addition, the state of New Jersey, effective July 1, 1993, imposed a $1.50/day fee for each patron's car that is parked at an Atlantic City casino. ACSI has elected to absorb the parking fee as a marketing expense, and not to collect the fee from patrons as do the majority of Atlantic City casinos. For 1994, the total parking fees paid by ACSI were approximately $1.8 million, while in 1993, total parking fees paid by ACSI were $0.8 million.

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

     The Company is subject to various other federal, state and local laws and regulations and, on a periodic basis, has to obtain various licenses and permits, including those required to sell alcoholic beverages. In particular, the United States Department of the Treasury has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal or exchange of currency or other payment or transfer by, through or to a casino which involves a transaction in currency of more than a predetermined amount ($10,000 for 1994) per gaming day. Such reports are required to be made on forms prescribed by the Secre tary of the Treasury and must be filed with the Commissioner of the Internal Revenue Service. In addition, a casino is required to maintain detailed records (including the names, addresses, social security numbers or other information with respect to its customers) dealing with, among other items, a customer's deposit and withdrawal of funds and the maintenance of a line of credit.

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

     The Louisiana Act approved the conduct of riverboat gaming activities, in accordance with the Louisiana Act, on twelve separate waterways in Louisiana. The Louisiana Act allows the Louisiana Enforcement Division to issue up to 15 licenses to operate riverboat gaming projects within the state with no more than six in any one parish (county). The Louisiana Act requires that the riverboats be of new construction. No gaming is allowed while a riverboat is docked unless the vessel is docked for less than 45 minutes between excursions, or unless the riverboat is docked for reason of adverse water or weather conditions. All cruises are required to be at least three hours in duration.

     Each applicant which desires to operate a riverboat casino in Louisiana is required to file an application for a Certificate of Preliminary Approval ("Preliminary Certificate") with the Louisiana Gaming Commission. The applicant is required to submit various information to the Louisiana Gaming Commission including ownership information, details concerning financing, proposed location, preliminary riverboat construction plans, statements of local support or opposition and proposed excursion routes. The issuance of the Preliminary Certificate must be approved by a majority vote of the Louisiana Gaming Commission. Issuance is subject to the discretion of the Commission exercised in accordance with certain criteria outlined in the regulations of the Louisiana Riverboat Gaming Commission. After the Preliminary Certificate is issued, construction of the riverboat, as approved by the Louisiana Gaming Commission, may commence.

     In addition to the Preliminary Certificate, an applicant is required to apply with the Louisiana Enforcement Division for the necessary gaming license. Specifically, the operator, certain of its shareholders and directors and officers are required to submit to thorough background investigations by the Louisiana Enforcement Division. Persons, including shareholders, who hold a 5% or greater economic interest in an entity holding a Louisiana gaming license are subject to suitability investigations. Additionally, the Louisiana Enforcement Division may require any person or entity which it believes has control or influence over an applicant or license holder to submit to an investigation by the Louisiana Enforcement Division. The Louisiana Enforcement Division can deny any application for a gaming license on any findings of nonsuitability and any applicant who is denied a gaming license is not allowed to own or operate any gaming equipment in the state of Louisiana.

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

     Both the Louisiana Enforcement Division and the Louisiana Gaming Commission regulatory schemes are intended to maintain regulatory supervision over control of licensees. Certain changes in ownership or control of a licensee through merger, consolidation, acquisition, management or consulting agreements or any form of takeover may be conditioned upon approval of the Louisiana State Police riverboat Gaming Enforcement Division. The Louisiana Act specifically provides that the sale, assignment, transfer, pledge or disposition of a security or securities representing 5% or more of total outstanding shares issued by a corporation holding a license must be approved by the Division. Moreover, acquisition of 5% or more of the total outstanding shares of a licensee or a 5% or more economic interest in a licensee requires Division approval. Additionally, all securities issued by a licensed corporation are required to bear, on both sides, a statement of the restrictions imposed by the Louisiana Act.

     At any time after a license has been issued, the Louisiana Enforcement Division may investigate and require the finding of suitability of any beneficial shareholder of the Company. The Louisiana Enforcement Division requires all holders of more than 5% of the license holder to submit to suitability requirements. Additionally, if a shareholder who must be found suitable is a corporate or partnership entity, then the shareholders or partners of that entity must also submit to investigation. The sale or transfer of more than a 5% interest in any riverboat project is subject to Louisiana Enforcement Division approval.

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

     In the event that the Louisiana Enforcement Division determines that an individual owner or holder of a security of a corporate licensee or any person or persons with an economic interest in a licensee is not qualified and suitable, the Division may disqualify that person from receiving dividends or interest on the licensee's corporate securities, from exercising rights conferred by those securities, from receiving any remuneration or economic benefit from the licensee and may prohibit the continuation of the ownership, economic interest or management participation. These conditions may be imposed as a condition to the licensee retaining its license.

Missouri Gaming

     Gaming was originally authorized in the State of Missouri in November 1992. On April 29, 1993, new legislation (the "Missouri Act") was enacted which replaced the 1992 legislation. In January 1994 the Missouri Supreme court handed down a decision which held that the operation of certain games of chance such as traditional slot machines was prohibited by the constitution of the state of Missouri. On November 8, 1994, the people of Missouri voted in favor of an amendment to the Missouri constitution to allow slot machine gaming in the state. The Missouri Act provides for the licensing and regulation of riverboat and dockside gaming operations on the Mississippi and Missouri Rivers in the State of Missouri and the licensing and regulation of persons who distribute gaming equipment and supplies to gaming licensees. The Missouri Act limits the loss per individual on each excursion to $500, but does not otherwise limit the amount which may be wagered on any bet or the amount of space in the vessel which may be utilized for gaming.

     The Missouri Act is to be implemented and enforced by a five-member Missouri Gaming Commission. This Commission is empowered to issue such number of riverboat gaming licenses as it determines to be appropriate. A gaming license cannot be granted to any gaming operator unless the voters in such operator's "home dock" city or county have authorized gaming
activities on gaming riverboats.    No assurance can be given that RLLC
will obtain a gaming license in a timely fashion or at all.

     Gaming boats in Missouri must generally resemble boats from Missouri's riverboat history and must contain nongaming areas, food service and a Missouri theme gift shop. The boats must cruise unless public safety requires continuous docking. Annual license fees will be set by the Missouri Gaming Commission but may not be less than $25,000. Each licensee also must post a bond or other form of surety (in an amount determined by the Missouri Gaming Commission) to secure performance of its obligations under the Missouri Act and the regulations of the Missouri Gaming Commission.

     On September 1, 1993, the Missouri Gaming Commission adopted rules and regulations (the "Missouri Regulations") governing the licensing, operation and administration of riverboat gaming in the state of Missouri and the form of application for such licensure. RLLC has submitted its gaming application. There can be no assurance that RLLC will be selected for investigation for licensing or if so selected that a Missouri gaming license will be issued.

     In addition, the Missouri Regulations remain subject to amendment and interpretation, and may further limit or otherwise adversely affect the Company and its Missouri gaming operations.

     Directors and certain officers and key persons of the Company and RLLC must file personal disclosure forms with the gaming license application and must be found suitable by the Missouri Gaming Commission. Further, the Missouri Regulations require that all employees of RLLC who are involved in gaming operations must file applications for and receive Missouri gaming occupational licenses. The Missouri Regulations require disclosure by the Company and RLLC of any person or entity holding any direct or indirect ownership interest in RLLC. RLLC is also required to disclose the names of the holders of all of RLLC's debt including a description of the nature and terms of such debt. The Missouri Gaming Commission may, in its sole discretion, request additional information with respect to such holders. Missouri gaming licenses must be renewed annually during the first two years of an entity's licensure and renewed every two years thereafter.

     Under Missouri law, gaming licenses are not transferable, and under the Missouri Regulations the transfer of (i) any ownership interest in a privately held business entity or (ii) a 5% or greater interest in a publicly traded company directly or indirectly holding a Missouri gaming license is prohibited without the approval of the Missouri Gaming Commission. Further, without the prior approval of the Missouri Gaming Commission, the Missouri Regulations prohibit withdrawals of capital, loans, advances or distribution of any assets in excess of 5% of accumulated earnings by a license holder to anyone with an ownership interest in the license holder.

     The Missouri Regulations specifically provide that any action of the Missouri Gaming Commission shall not indicate or suggest that the Commission has considered or passed in any way on the marketability of the applicant or licensee's securities, or on any other matter, other than the applicant or licensee's suitability for licensure under Missouri law. A Missouri gaming license holder can be disciplined in Missouri for gaming related acts occurring in another jurisdiction which results in disciplinary action in the other jurisdiction.

     In addition to any other taxes or fees payable to state and local governmental authorities, gaming licensure in the State of Missouri will subject RLLC to a 20% Adjusted Gross Receipts tax. Adjusted Gross Receipts is generally defined as gross receipts from gaming less payouts to customers as winnings. Also, a $2.00 admission is payable to the Missouri Gaming Commission for each person admitted to the riverboat.

     The Missouri Gaming Commission has broad powers to require additional disclosure by an applicant during the processing of a gaming application, to deny gaming licensure and to administratively fine or suspend or revoke a gaming license for failure to comply with or for violation of the Missouri Act or Missouri Regulations. Further, in certain situations, the Missouri Gaming Commission can appoint a supervisor to continue the operations of a license holder after lapse, suspension or revocation of a gaming license.

     The supervisor may operate and sell the facility with earnings or proceeds being paid to the former owners only after deduction of the costs and expenses of the supervisorship and establishment of reserves.


Sydney, Australia Gaming

     The NSWCCA was created pursuant to the Casino Control Act 1992 (NSW) ("Casino Act") to maintain and administer systems for licensing, supervision and control of a casino.

     In considering an application for a casino license, Section 11 of the Casino Act requires the NSWCCA to have regard to the following matters:
(i) the suitability of applicants and "close associates" of applicants;
(ii) the standard and nature of the proposed casino, and the facilities to be provided in, or in conjunction with, the proposed casino; (iii) the likely impact of the use of the premises concerned as a casino on tourism, employment and economic development generally in the place or region in which the premises are located; (iv) the expertise of the applicant, having regard to the obligations of the holder of a casino license under the Casino Act; and (v) such other matters as the NSWCCA considers relevant.

     The term "close associate" is broadly defined in the Casino Act. It includes a person who:

          (a) holds or will hold any Relevant Financial Interest,or is or will be entitled to exercise any Relevant Power (whether in his or her own right or on behalf of any other person), in the casino business of the license applicant or holder, and by virtue of that interest or power is or will be able (in the opinion of the NSWCCA) to exercise a significant influence over or with respect to the management or operation of that casino business; or

          (b) holds or will hold any Relevant Position, whether in his or her own right or on behalf of any other person, in the casino business of the license applicant or holder.

     The Casino Act defines "Relevant Financial Interest" as meaning any share in the capital of the business or any entitlement to receive any income derived from the business, whether the entitlement arises at law, equity or otherwise.

     "Relevant Position" is defined as the position of director, manager, secretary and other executive positions.

     The Casino Act defines "Relevant Power" as any power, exercisable by voting or otherwise and whether exercisable alone or in association with others to participate in a directional managerial or executive decision or to elect or appoint any person to any Relevant Position.

     The NSWCCA is to determine an application by either granting a casino license to the applicant or declining to grant a casino license. The casino license may be granted subject to such conditions as the NSWCCA thinks fit and is granted for the location specified in the casino license.

     A casino license confers no right of property and cannot be assigned or mortgaged, charged or otherwise encumbered.

     The conditions of a casino license may be amended by being substituted, varied, revoked or added to by the NSWCCA subject to the right of the licensee to make submissions to the NSWCCA in regard to any such proposal. The NSWCCA may also cancel or suspend, or amend the terms or conditions, of a casino license where there are grounds for disciplinary action, including: (i) the casino license being improperly obtained;
(ii) the casino operator, a person in charge of the casino, an agent of the casino operator or a casino employee contravening a provision of the Casino Act or a condition of the license; (iii) the casino premises no longer being suitable for the conduct of the casino operations; (iv) the licensee being considered to be no longer a suitable person to give effect to the casino license and the Casino Act; and (v) the public interest that the casino license should no longer remain in force.

     No right of compensation against the government arises for the cancellation, suspension or variation of the terms and conditions of the casino license.

     The NSWCCA must not grant an application for a casino license unless it is satisfied that the applicant and each close associate is a suitable person to be concerned in or associated with the management and operation of a casino. In making the determination as to the suitability of the applicant, the NSWCCA must consider whether: (a) the applicant and each close associate are of good repute, having regard to character, honesty and integrity; (b) the applicant and each close associate is of sound and stable financial background; (c) in the case of an applicant that is not a natural person, the applicant has or has arranged a satisfactory ownership, trust or corporate structure; (d) the applicant has or is able to obtain financial resources that are both suitable and adequate for insuring the financial viability of the proposed casino; (e) the applicant has or is able to obtain the services of persons who have sufficient experience in the management and operation of a casino; (f) the applicant has sufficient business ability to establish and maintain a successful casino; (g) the applicant or any close associate who has any business association with any person, body or association who, in the opinion of the NSWCCA is not of good repute, having regard to character, honesty and integrity or has undesirable or unsatisfactory financial sources; and (h) each director, partner, trustee, executive officer and secretary and any other officer or person determined by the NSWCCA to be associated or connected with the ownership, administration or management of the operations or business of the applicant or a close associate of the applicant is a suitable person to act in that capacity.

     On receiving an application for a casino license, the NSWCCA may carry out all such investigations and inquiries as it deems necessary. The costs of the investigation by the NSWCCA are payable to the NSWCCA by the applicant unless the NSWCCA determines otherwise.

     The NSWCCA may give written direction to a casino operator as to the conduct, supervision or control of operations of the casino.

     The NSWCCA may investigate a casino from time to time at the discretion of the NSWCCA. Not later than three years after the grant of the casino license, and thereafter in intervals not exceeding three years, the NSWCCA must investigate and form an opinion as to whether or not the casino operator is a suitable person to continue to give effect to the casino license and determine that it is in the public interest the casino license should continue in force.

     A casino operator must not enter into a controlled contract without first notifying the NSWCCA. A controlled contract is a contract that relates wholly or partly to the supply of goods or services to a casino, but does not include a contract that relates solely to the construction of the casino or to the alteration of premises used or to be used as a casino, or such other contracts as may be defined by the NSWCCA.

     Gaming is not to be conducted in the casino unless the facilities provided in relation to the conduct and monitoring of operations of the casino are in accordance with the plans, diagrams and specifications that are approved by the NSWCCA. The NSWCCA may approve the games to be played in the casino. A casino operator must not conduct a game in a casino unless there is an order in force approving the game and the game is conducted in accordance with the rules approved by such order.

     The casino is to be open to the public on such days and at such times as are directed by the NSWCCA in writing. The casino must be closed on days and at times that are not days or times specified by the NSWCCA.

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

     With the exception of Lake County, a county must pass a referendum approving (by a majority of those who voted) riverboat gaming before riverboat gaming can be legalized in that county. If a referendum fails to pass in any county, another referendum may not be held for another two years. Once a referendum has passed in a county, the Riverboat Gambling Act requires any proposed riverboat to operate from the most populous city in that county, unless such city passes a resolution authorizing a riverboat to operate elsewhere in the county. For Lake County, the Riverboat Gambling Act provides that the second and third most populous cities of the county, respectively Hammond and East Chicago according to the 1990 census, may authorize riverboat gaming within such cities, by passage of a municipal referendum. Voters in both cities have passed such referenda. Gary, Lake County's most populous city, is exempted by the Riverboat Gambling Act from the gaming referendum requirement altogether. Pursuant to Indiana Gaming Commission resolution, the cost of any referendum is to be borne by all license applicants for the voting county or municipality. The constitutionality of the Indiana Riverboat Gambling Act was upheld by the Indiana Supreme Court in INDIANA GAMING COMMISSION V. MOSELEY, decided November 21, 1994.

     The Indiana Gaming Commission has jurisdiction and supervision over all riverboat gaming operations in Indiana and all persons on riverboats where gaming operations are conducted. These powers and duties include authority to (1) investigate all applicants for riverboat gaming licenses,
(2) select among competing applicants those that promote the most economic development in a home dock area and that best serve the interest of the citizens of Indiana, (3) establish fees for licenses, and (4) prescribe all forms used by applicants. The Indiana Gaming Commission shall adopt rules pursuant to statute for administering the gaming statute and the conditions under which riverboat gaming in Indiana may be conducted. The Indiana Gaming Commission has promulgated certain formal rules and has proposed additional rules governing the application procedure. The Indiana Gaming Commission may suspend or revoke the license of a licensee or impose civil penalties, in some cases without notice or hearing. The Indiana Gaming Commission will (1) authorize the route of the riverboat and stops that the riverboat may make, (2) establish minimum amounts of insurance and (3) after consulting with the United States Army Corps of Engineers, determine which waterways are navigable waterways for purposes of the Indiana Riverboat Gambling Act and determine which navigable waterways are suitable for the operation of riverboats. Additionally, the Indiana Gaming Commission may adopt emergency orders concerning navigability of waters for extreme weather conditions or other extreme circumstances.

     The Indiana Riverboat Gambling Act requires an extensive disclosure of records and other information concerning an applicant, including disclosure of all directors, officers and persons holding one percent (1%) or more direct or indirect beneficial interest.

     In determining whether to grant an owner's license to an applicant, the Indiana Gaming Commission shall consider (1) the character, reputation, experience and financial integrity of the applicant and any person who
(a) directly or indirectly controls the applicant, or (b) is directly or indirectly controlled by either the applicant or a person who directly or indirectly controls the applicant, (2) the facilities or proposed facilities for the conduct of riverboat gaming, (3) the highest total prospective revenue to be collected by the state from the conduct of riverboat gaming, (4) the good faith affirmative action plan to recruit, train and upgrade minorities in all employment classifications, (5) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance, (6) whether the applicant has adequate capitalization to provide and maintain the riverboat for the duration of the license and (7) the extent to which the applicant meets or exceeds other standards adopted by the Indiana Gaming Commission. The Indiana Gaming Commission may also give favorable consideration to applicants for economically depressed areas and applicants who provide for significant development of a large geographic area. Each applicant must pay an application fee of $50,000 and an additional investigation fee of $55,000. If the applicant is selected, the applicant must pay an initial license fee of $25,000 and post a bond. A person holding an owner's gaming license issued by the Indiana Gaming Commission may not own more than a ten percent (10%) interest in another such license. An owners license expires five years after the effective date of the license. Unless the license has been terminated, expired or revoked, the gaming license may be renewed if the Indiana Gaming Commission determines that the licensee has satisfied all statutory and regulatory requirements. A gaming license is a revocable privilege and is not a property right. There can be no assurance that the Indiana Partnership will obtain an Indiana Gaming license.

     Some municipalities have initiated their own review process. The Indiana Gaming Commission has passed a resolution stating that certain evaluations by local governments will be important factors in the Indiana Gaming Commission's economic development evaluation process, however, the Indiana Gaming Commission retains the sole authority to award a license.

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

     An admission tax of $3.00 for each person admitted to the gaming excursion is imposed upon the license owner. An additional twenty percent (20%) tax is imposed on the adjusted gross receipts received from gaming operations, which is defined as the total of all cash and property (including checks received by the licensee whether collected or not) received, less the total of all cash paid out as winnings to patrons and uncollected gaming receivables. The gaming license owner shall remit the admission and wagering taxes before the close of business on the day following the day on which the taxes were incurred. Legislation is currently before the Indiana Legislature permitting the imposition of property taxes on the riverboats at rates to be determined by local taxing authorities of the jurisdiction in which a riverboat operates.

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



ITEM 2.   PROPERTIES.

Las Vegas

     The Las Vegas Showboat is located on the eastern edge of the City of Las Vegas approximately two and one-half miles from both downtown Las Vegas and the area commonly known as the "Strip" where many of Las Vegas' major resort hotel casinos are located. The Las Vegas Showboat is primarily a two-story structure with an eighteen-story high-rise hotel and a 620-car parking garage. The hotel registration area, bowling center, restaurants, bars and entertainment lounge surround the casino area and are on the first floor of the Las Vegas Showboat. The buffet, 1,300-seat bingo room, meeting and banquet facilities, employee dining room, and the Company's executive offices are located on the second floor. The Las Vegas Showboat's high-rise tower contains 352 of the Showboat's 453 guest rooms. The entire facility covers approximately 26 acres, which includes approximately 19.25 acres of improved parking area. The Company also owns and operates the 33-room Showboat Motel located immediately across the street from the Showboat on approximately one acre of land.

     The facilities are constantly monitored to make sure that the needs of the Company's business and customers are met. In 1994 the Company authorized an approximately $18.5 million renovation of the casino, dining rooms and bar areas, all of which is anticipated to be completed in 1995. The renovation will include the replacement of the HVAC units for the casino and replacement of the existing roof over the casino in conjunction with the raising of the casino ceiling up to twenty-three feet, giving the casino a more expansive appearance. Stained glass panes will be used to accent this larger look. Additionally, near the buffet area, a balcony will be added, which will provide an overview of the casino.

     The renovation will also include a number of alterations and expansions to the various dining and bar areas to improve their variety and overall ambience. The coffee shop will be expanded to include patio seating which will look into the casino. A fast food restaurant will be added as a dining alternative. The Carnival Lounge will be doubled in size to meet the demand of patrons when popular entertainers are booked and the casino bar adjacent to the lounge will be expanded with an added seating area containing raised seating and a large screen television. Additionally, the facilities power plant will be upgraded, a new pool building will be constructed and new carpeting will be installed throughout the property. For employees, the employee dining room will be remodeled and enlarged. As a result of this extensive renovation construction during 1995, approximately forty percent of the main casino space of the Las Vegas Showboat will be closed for up to six months of 1995.

     The Company holds fee title to all of the above-described properties. The real property, buildings and improvements comprising the Las Vegas Showboat secure the Company's First Mortgage Bonds. All of the above-mentioned land and buildings are leased to Showboat Operating Company, a wholly-owned subsidiary.

Atlantic City

     The Atlantic City Showboat is located on approximately 13 acres, 10 1/2 acres of which is leased from Resorts
International, Inc. ("Resorts") pursuant to a 99-year lease dated October 26, 1983 (as amended, "Lease"). The remaining acreage is held in fee by Atlantic City Showboat, Inc.

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

     The First Mortgage Bonds are also secured by a first leasehold mortgage on ACSI's interest in the Lease, the Atlantic City Showboat building and future improvements on the leased land as well as certain personal property therein. Such mortgage is subject and subordinate to Resorts' rights under the Lease and its fee interest in the Premises. Subject to certain limited exceptions, the Lease may not be amended without the consent of the trustee under the Indenture governing the First Mortgage Bonds unless certain opinions are delivered to the effect that the amendment does not materially impair the security of the mortgage. An event of default under the Lease constitutes an event of default under the mortgage and the Indenture.

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

     In addition, the CRDA approved a plan effective November 1992 to widen Delaware Avenue to four traffic lanes and two parking lanes. Delaware Avenue leads directly from White Horse Pike (U.S. Route 30) to the Atlantic City Showboat. ACSI proposed and the CRDA approved that $8.0 million of ACSI's deposits with the CRDA will be used for the widening of Delaware Avenue. In connection with its approval, the CRDA required ACSI to donate $2.5 million of its deposits with the CRDA to certain CRDA programs. The widening of Delaware Avenue was completed in the Spring of 1994.

     ACSI's Board of Directors routinely authorizes capital expenditures at the Atlantic City Showboat. In addition to the three-part expansion of the Atlantic City Showboat which was completed in 1994, the Board has authorized expending $15.7 million for recurring annual capital improvements in 1995. None of these recurring annual capital expenditures in 1995 commit the Company to additional capital expenditures in subsequent years.

     During 1994, the Company completed the construction of a three-part $97 million expansion project, before credits of $8.7 million from CRDA, at the Atlantic City Showboat. For a discussion of CRDA credits see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources." The first stage of the expansion was completed in May 1993 and added Atlantic City's first horse race simulcasting facility. Approximately 4,500 square feet of casino space was added in June 1993. With the additional casino space, the Company added approximately 340 slot machines and 28 table games to its Atlantic City Casino in 1993.

     In the second stage of the expansion, during 1994, the Company added an additional 15,500 square feet of casino space. With the additional casino space, the Company added approximately 550 slot machines and 10 table games, bringing the then total number of slot machines and table games at the Atlantic City Showboat to approximately 3,000 and 115, respectively.

     The final stage of the expansion was the addition of a new seventeen story, 284-room hotel tower which opened in November 1994, three months ahead of the original schedule. The new tower was constructed on approximately four acres of real property abutting the Atlantic City Showboat which was purchased in 1993 from the Atlantic City Housing Authority and Urban Redevelopment Agency ("ACHA").

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

     ACSI leases a parking area for its employees from Atlantic City Public Parking Garage No. 1 for 250 parking spaces. This lease expires, unless earlier terminated, on March 31, 1995. In 1993 the Company purchased a vacant city block from private owners which currently provides approximately 500 parking spaces for ACSI customers and employees. ACSI provides, through an independent contractor, a shuttle service for its employees between the two parking areas and the Atlantic City Showboat. Additionally, ACSI owns an additional parcel of land nearby which serves as an overflow for parking. In December 1994, ACSI entered into a 5-year lease with ACHA for a parcel of land adjacent to the Atlantic City Showboat. ACSI is currently constructing on the land to construct a parking lot consisting of approximately 500 additional parking spaces for use by customers and employees by June 20, 1995.

     The Company leases office space in Ventnor, New Jersey pursuant to a lease agreement executed on December 20, 1993 between Showboat Operating Company and Ventroy Associates.
The term of the lease is five years commencing on January 1, 1994, with monthly rental payments of approximately $22,000.


Lake Pontchartrain, Louisiana

     The Star Casino permanently ceased gaming operations on March 9, 1995. The Star Casino was located on the south side of Lake Pontchartrain in New Orleans, Louisiana, approximately seven miles from New Orleans' "French Quarter." The terminal building and parking area were located on approximately 19.6 acres. The terminal building is a two-story structure containing approximately 34,000 square feet. The terminal building housed a restaurant and cocktail lounge on the first floor and administrative offices on the second floor. On-site parking for 1,150 cars was located immediately adjacent to the terminal building.

     Showboat Star Partnership leased land, wharf and water bottom from the Orleans Levee District for use in its riverboat gaming operations and leased space for employee parking. The term of the land lease agreement was for ten years, with four options to renew for a period of ten years each. Additionally, Showboat Star Partnership leases a building from the Orleans Levee District, which was adjacent to its terminal building, pursuant to a lease agreement dated February 1, 1994. The term of the lease agreement for the additional building was one year, with nine options to renew for a period of one year each. Each of the foregoing leases were assigned to Belle of Orleans LLC in February 1995. The Showboat Star Partnership, immediately following the assignment to Belle of Orleans LLC, entered into a sublease agreement to sublet the leased land until April 30, 1995. In March 1995, Showboat Louisiana, Inc. and Lake Pontchartrain Showboat, Inc. sold their partnership interests to subsidiaries of Players International, Inc. for $52 million subject to adjustment.


ITEM 3.   LEGAL PROCEEDINGS.

     The Company is from time to time involved in legal proceed ings arising in the ordinary course of business.

     ATLANTIC CITY SHOWBOAT, INC. V. ATLANTIC CITY
     HOUSING AUTHORITY AND URBAN DEVELOPMENT AGENCY
     OF THE CITY OF ATLANTIC CITY, ET AL.

     On March 9, 1995, Atlantic City Showboat filed an action in an Atlantic County Superior Court against the Atlantic City Housing Authority ("ACHA") and Forest City Ratner Companies ("FCR") to protect its ownership of, and its right to develop, two parcels of beach-block land adjacent to the Atlantic City Showboat which were purchased by the Company in 1993 for $4.6 million ("Parcels"). The complaint alleges that the ACHA improperly sought to force the Company to give the Parcels to ACHA so ACHA could give the Parcels to FCR as a site for a strip mall construction project. The complaint further alleges that ACHA acted in violation of the United States and New Jersey constitutions as well as in violation of contracts between Atlantic City Showboat and ACHA. The Company believes that its lawsuit is meritorious but, it cannot evaluate the likelihood of an favorable outcome with respect to these claims.

     DARLING HARBOUR CASINO LIMITED V. NEW SOUTH
     WALES CASINO CONTROL AUTHORITY, NEW SOUTH
     WALES MINISTER FOR PLANNING; DARLING HARBOUR
     CASINO LIMITED V. NEW SOUTH WALES CASINO CONTROL
     AUTHORITY, CHIEF SECRETARY AND MINISTER FOR
     ADMINISTRATIVE SERVICES AND SYDNEY HARBOUR
     CASINO PTY LIMITED

     In December 1994, the NSWCCA awarded the Casino License to SHCP. Immediately thereafter, Darling Harbour Casino Limited ("DHCL") initiated legal proceedings in both the Land & Environment Court of the State of New South Wales, Australia and the Administrative Law Division of the Supreme Court of that State. The Land & Environment Court proceedings were instituted against NSWCCA and the New South Wales Minister for Planning, and SHCP applied to be joined as a party to those proceedings in view of its interest in their outcome. The action alleges that the development plans for the Sydney Harbour Casino were improperly approved. The proceedings in the Supreme Court of New South Wales were instituted against the NSWCCA, SHCP and the Chief Secretary and Minister for Administrative Services, who is the Minister of the Crown in New South Wales whose portfolio includes responsibility for the operation and administration of the NSWCCA.

     The proceedings in the Land & Environment Court have now been heard at first instance and a judgment is expected shortly. However, the proceedings in the Supreme Court have not as yet been heard and are currently the subject of an application by SHCP and the NSWCCA that they be struck out.

     DHCL relies upon various grounds in its complaint against SHCP, the NSWCCA and the Minister in these proceedings but its principal contention is that the NSWCCA, in determining to issue a license to SHCP, did not consider all matters relevant to, or if it did consider such matters, it was not justified in concluding that, SHCP and its "close associates" (as defined in Section 13 of the Casino Control Act 1992 (NSW) and in particular Leighton Properties) were suitable persons to be concerned in or associated with the management and operation of a casino as it is bound to do under the Casino Act. The action in the Supreme Court seeks revocation of the license awarded to SHCP. The Company believes that these actions are meritless and intends to vigorously defend against the allegations.

     POULOS/AHERN V. SHOWBOAT, INC., ET AL., On April 26, 1994 and May 10, 1994, complaints in purported class action lawsuits were filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The complaints allege that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines win on a given play. One complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act (the "RICO Act"), as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $1 billion. The other complaint alleges violations of the RICO Act and seeks damages in excess of $1 billion. The cases have been consolidated. Management believes that the complaints are without merit and intends to vigorously defend the allegations in the complaints. The case has been transferred to U.S. District Court, State of Nevada, Case No. W/CV-S-94-1137-LDG
(RJJ). The Company has filed a motion to dismiss the complaints on grounds of lack of jurisdiction. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position or results of operation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                            PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Company's common stock is listed on the New York Stock
Exchange. The range of high and low sales prices for the Company's common stock for each quarter in the last two years is as follows:

                                         High       Low         Dividends
                                                                Declared

Year Ended December 31, 1994
     Quarter ended March 31, 1994        21         16 1/4      .025
     Quarter ended June 30, 1994         22 7/8     15 3/8      .025
     Quarter ended September 30, 1994    17 7/8     13 1/8      .025
     Quarter ended December 31, 1994     14 1/2     11 3/4      .025

Year Ended December 31, 1993
     Quarter ended March 31, 1993        24 5/8     15 3/8      .025
     Quarter ended June 30, 1993         24 3/8     17 5/8      .025
     Quarter ended September 30, 1993    21 1/2     15 3/8      .025
     Quarter ended December 31, 1993     23 3/8     15 5/8      .025


     On March 15, 1995, the closing price of the Company's common stock on the New York Stock Exchange was $14 3/4.

     The Company has paid quarterly dividends since 1970. The declaration and payment of dividends is at the discretion of the Board of Directors. The Board of Directors considers, among other factors, the Company's earnings, financial condition and capital spending requirements in determining an appropriate dividend.

     The Company is restricted in the payment of cash, dividends, loans or other similar transactions by the terms of an Indenture executed by it in connection with the issuance of First Mortgage Bonds. See Note 6 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The approximate number of holders of the common stock as of March 15, 1995 was 1,850.

ITEM 6.   SELECTED FINANCIAL DATA.


                               Year Ended December 31, 1994

                  1994         1993         1992        1991          1990
                  ----         ----         ----        ----          ----
Income Statement Data:      (In thousands, except per share data)

Net revenues      $401,333     $375,727     $355,236    $331,560      $334,247

Income from         51,828       45,419       46,508      35,501        27,765
operations

Income before       15,699       13,464       15,857       6,014         1,081
extraordinary
items and
cumulative
effect of change
in method of
accounting for
income taxes
(a)(b)(c)(d)(e)

Net income          15,699        7,341       12,449       6,194         5,051

Income before       1.02          .89         1.37         .53           .10
extraordinary
items and
cumulative
effect of change
in method of
accounting for
income taxes per
share(a)(b)(c)
(d)(e)

Net income per      1.02          .49         1.08         .55           .45
share

Cash dividends       .10          .10          .10         .10           .10
declared per
common share

                                         December 31,
                                         ------------
                  1994         1993         1992        1991          1990
                  ----         ----         ----        ----          ----
Balance Sheet                            (In thousands)
Data:

Total assets      $623,691     $470,700     $384,900    $320,032      $331,950
(a)(f)

Long-term debt     392,035      280,617      209,116     213,004       231,591
(including
current
maturities)(a)
(b)(c)(f)

Shareholders'      157,461      135,158      126,018      64,133        58,848
equity(f)

Shares              15,369       14,980       14,804      11,350        11,354
outstanding
at year-end (f)


____________________

(a) In the years ended December 31, 1991 and 1990, the Company recognized an extraordinary gain of $.2 million and $4.0 million, respectively, net of tax, as a result of the purchase of $12.1 million and


     $18.5 million, respectively, of its 11 3/8% Mortgage-Backed
     Bonds Due 2002 ("Mortgage-Backed Bonds").

(b) In the year ended December 31, 1992, the Company recognized an extraordinary loss of $3.4 million net of tax, as a result of the planned redemption of all of its outstanding 13% Subordinated Sinking Fund Debentures ("Debentures"). See Note 8 to the Consolidated Financial Statements.

(c) The Company adopted FAS 109 in 1993 and reported the cumulative effect of the change in method of accounting for income taxes as of January 1, 1993 in the 1993 Consolidated
     Statement of Income.

(d) In the year ended December 31, 1993, the Company recognized an extraordinary loss of $6.7 million, net of tax, as a result of the redemption of all of its outstanding Mortgage-Backed Bonds. See Note 8 to the Consolidated Financial Statements.

(e) In 1993, the Company acquired a 30% equity interest in Showboat Star Partnership which was engaged in the development of a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana. Operation of the riverboat casino commenced on November 8, 1993. The Company's share of the partnership's loss from the commencement of operations through December 31, 1993, is included in income from operations for the year ended December 31, 1993, including the write-off of preopening costs, of $1.3 million. The Company's share of the net income of the partnership was $12.8 million and is included in income for operations for the year ended December 31, 1994.

(f) In the year ended December 31, 1992, the Company sold 3.45 million shares of its common stock in a public offering. Net proceeds of the offering were $50.4 million. Proceeds of the offering were used in January 1993 to redeem all of the Company's Debentures and to prepay the outstanding balance of its construction and term loan. See Note 12 to the Consolidated Financial Statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Showboat, Inc. and its subsidiaries, collectively the Company or SBO, own and operate casino hotels in Las Vegas, Nevada ("Las Vegas Showboat") and Atlantic City, New Jersey ("Atlantic City Showboat") and own an equity interest in and manage a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana (Showboat Star Casino).

     The consolidated financial statements include all domestic and foreign subsidiaries which are more than 50% owned and controlled. Investments in unconsolidated affiliates which are at least 20% owned are carried at cost plus equity in undistributed earnings or loss since acquisition.

     In 1993, Showboat Louisiana, Inc. ("SLI") purchased a 30% equity interest in Showboat Star Partnership ("SSP") which owns the Showboat Star Casino for $18.6 million. In addition, Lake Pontchartrain Showboat, Inc. ("LPSI") manages the Showboat Star Casino for a fee equal to 5% of gaming revenues net of gaming taxes. Operation of the Showboat Star Casino commenced on November 8, 1993. On March 1, 1994, SLI purchased an additional 20% equity interest in SSP for $9.0 million bringing its total interest to 50%. In March 1995, SLI and LPSI purchased the remaining 50% equity interest from its partners for $25.0 million, subject to adjustment, and subsequently sold all of the equity of the partnership to a competitor for $52.0 million, subject to adjustment. The Company's equity in the income or loss of SSP is included in the Consolidated Statement of Income as equity in income or loss of unconsolidated affiliate. Intercompany management fees have been eliminated in consolidation.

     Showboat Australia Pty Limited ("SA") was formed in 1994 and, along with Leighton Properties Ltd. formed Sydney Harbour Casino Pty Ltd. ("SHC") to apply for the exclusive full-service casino license in Sydney, Australia. The casino license was awarded to SHC in December 1994. SA invested approximately $100.0 million in SHC for a 26.3% equity interest. SA also owns 85% of the company engaged to manage the casino for a management fee. SHC anticipates that it will commence gaming operations in a temporary facility in September 1995 and that the operations at the permanent facility will commence in early 1998. As a result of the anticipated write-off of certain preopening and development costs subsequent to the opening of the temporary casino, the Company anticipates minimal contribution to its earnings in 1995 from the commencement of operations at the Sydney Harbour Casino.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1994 (1994)
   COMPARED TO YEAR ENDED DECEMBER 31, 1993 (1993)

REVENUES

     Net revenues for the Company increased to $401.3 million in 1994 from $375.7 million in 1993, an increase of $25.6 million or 6.8%. Casino revenues increased $21.9 million or 6.7% to $351.4 million in 1994 from $329.5 million in 1993. Nongaming revenues, which consist principally of room, food, beverage, management fee and bowling revenues, were $83.2 million in 1994 compared to $78.3 million in 1993, an increase of $4.9 million or 6.3%.

     The Atlantic City Showboat generated $320.2 million of net revenues in 1994 compared to $294.2 million in 1993, an increase of $26.0 million or 8.8%. Casino revenues were $292.4 million in 1994 compared to $268.8 million in 1993, an increase of $23.6 million or 8.8%. The increase in casino revenues was primarily due to increases in both slot machine and table game revenues. Slot machine revenues at the Atlantic City Showboat increased $18.3 million or 9.3% in 1994. This compares favorably to 3.7% growth in slot machine revenues in the Atlantic City market during the same period. The improved slot revenue growth experienced by the Atlantic

City Showboat is primarily attributed to the addition of 609 slot machines throughout 1994 for a total of 3,027 slot machines by December 31 1994. Table game revenues increased $2.9 million or 4.2% in 1994. Casino revenues were also favorably impacted by the mid-1994 addition of keno and the mid-1993 addition of poker and horse race simulcasting. Nongaming revenues increased $3.3 million or 6.2% in 1994 to $56.0 million from $52.7 million in 1993. This increase was primarily due to increased complimentary room revenue of $1.2 million and non-complimentary food revenues of $2.2 million.

     At the Las Vegas Showboat, net revenues decreased to $79.2 million in 1994 from $81.1 million in 1993, a decrease of $1.9 million or 2.3%. The decrease in net revenues primarily resulted from an approximate 37% increase in slot machine capacity on the Boulder Strip in the third quarter of 1994. The Company anticipates that revenues at the Las Vegas Showboat will be negatively impacted until the excess casino capacity on the Boulder Strip is absorbed by the Las Vegas market. Casino revenues decreased to $59.0 million in 1994 from $60.7 million in 1993, a decrease of $1.7 million or 2.8%. Nongaming revenues increased $.2 million in 1994 primarily as a result of increased hotel occupancy due to increased effectiveness of certain hotel marketing programs.

     LPSI generated $3.5 million of management fee revenues, before an intercompany elimination of $1.6 million, in 1994 compared to $.4 million in 1993. Showboat Star Casino, which opened November 8, 1993 generated net revenues of $98.0 million in 1994 consisting primarily of casino revenues of $97.2 million. In 1993, Showboat Star Casino generated net revenues of $12.1 million and casino revenues of $10.9 million.

INCOME FROM OPERATIONS

     The Company's income from operations increased to $51.8 million in 1994 from $45.4 million in 1993, an increase of $6.4
million or 14.1%.   Improvements in income from operations at the
Atlantic City Showboat and the Showboat Star Casino were offset by a decline in income from operations at the Las Vegas Showboat and by an increase in corporate and development expenses.

     Income from operations at the Atlantic City Showboat, before intercompany management fees, was $50.7 million in 1994 compared to $44.0 million in 1993, an increase of $6.7 million or 15.3%. The increase in income from operations was primarily due to increased revenues that were offset by a $19.3 million or 7.7% increase in operating expenses before intercompany management fees to $269.5 million in 1994 from $250.2 million in 1993. The increase in operating expenses was primarily due to the increased capacity and volume of business as a result of the expansion of the Atlantic City facility. General and administrative expenses were also impacted by a $1.5 million or 22.0% increase in real estate taxes and an increase of $1.0 million in a parking assessment absorbed by the Atlantic City Showboat. Partially offsetting these increases was the decrease of

$1.0 million in insurance costs borne by the parent company.

     Income from operations at the Las Vegas Showboat, before intercompany management fees, declined $3.8 million or 46.4% in 1994 to $4.4 million in 1994 from $8.2 million in 1993. The decrease was primarily due to increased competition on the Boulder Strip that resulted in a decrease in net revenue. In addition operating expenses increased to $74.8 million in 1994 from $72.9 million in 1993, an increase of $1.9 million or 2.7%. Increases in expenses were due to increased payroll and payroll related costs and increased advertising costs.

     Showboat Star Partnership realized net income of $24.8 million on net revenues of $98.4 million in 1994. Operations at the Showboat Star Casino contributed $13.7 million in 1994 to the Company's income from operations. In 1993, Showboat Star Partnership recognized a loss of $2.8 million primarily as a result of the write-off of preopening costs.

     Corporate and development expenses totaled $17.0 million in 1994 compared to $5.5 million in 1993. The Company established a separate corporate and development office in late 1993. Prior to this time, a significant portion of corporate expenses were absorbed by operating subsidiaries. In addition, the Company has expanded the scope of its activities related to the pursuit of expansion opportunities in jurisdictions outside Nevada and New Jersey.

OTHER (INCOME) EXPENSE

     In 1994, other (income) expense consisted of $29.5 million of interest expense, net of $3.3 million of capitalized interest, and $4.9 million of interest income. In 1993, other (income) expense consisted of $24.7 million of interest expense, net of capitalized interest, and $3.2 million of interest income. The increase in interest expense is due to an increase in long-term debt during the period. In connection with its expansion project at the Atlantic City Showboat and the Company's 1994 investment in Sydney Harbour Casino, the Company capitalized $2.7 million and $.6 million, respectively, in 1994.


INCOME TAXES

     In 1994, the Company incurred income taxes of $11.5 million, or an effective tax rate of 42.4%, compared to $10.5 million, before the income tax benefit of an extraordinary loss, or an effective tax rate of 43.8% in 1993. Differences between the Company's effective tax rate and the statutory federal tax rates are due to permanent differences between financial and tax reporting and state income taxes.

NET INCOME

     In 1994, the Company realized net income of $15.7 million or $1.02 per share. In 1993 income before an extraordinary loss and a cumulative effect adjustment was $13.4 million or $.89 per share. In 1993, the Company recognized an extraordinary loss net of tax of $6.7 million, or $.44 per share, as a result of the redemption of all of its 11 3/8% Mortgage-Backed Bonds Due 2002. Net income for 1993 after recognition of the extraordinary loss and the cumulative effect adjustment was $7.3 million or $.49 per share.


YEAR ENDED DECEMBER 31, 1993 (1993)
   COMPARED TO YEAR ENDED DECEMBER 31, 1992 (1992)

REVENUES

     Net revenues for the Company increased to $375.7 million in 1993 from $355.2 million in 1992, an increase of $20.5 million or 5.8%. Casino revenues increased $16.3 million or 5.2% to $329.5 million in 1993 from $313.2 million in 1992. Nongaming revenues, which consist principally of food, beverage, room, and bowling revenue, were $78.3 million in 1993 compared to $71.2 million in 1992, an increase of $7.1 million or 10.0%.

     The Atlantic City Showboat generated $294.2 million of net revenues in 1993 compared to $277.3 million in 1992, an increase of $16.9 million or 6.1%. Casino revenues were $268.8 million in 1993 compared to $254.7 million in 1992, an increase of $14.1 million or 5.5%. The increase in casino revenues was due primarily to a $14.7 million or 8.0% increase in slot machine revenue during the year. This compares to a 4.8% increase in slot machine revenue in the Atlantic City market during the same period. The improved slot revenue growth experienced by the Atlantic City Showboat is primarily attributed to a 340 machine increase in slot units throughout 1993 to 2,411 slot machines. The increase in slot machine revenue was partially offset by the $4.0 million or 5.5% decrease in table game revenues that primarily resulted from the 3.2% decline in table game revenues in the Atlantic City market during 1993 compared to 1992. Casino revenues were favorably impacted by the mid-1993 addition of poker and horse race simulcasting. These games contributed $1.1 million and $2.2 million, respectively, to casino revenues during 1993. Nongaming revenues increased $5.6 million or 12.0% in 1993 to $52.7 million from $47.1 million in 1992. This increase was attributed to promotional programs offering casino customers rooms, food and beverage at a reduced price as well as increases in complimentary services.

     At the Las Vegas Showboat, net revenues increased to $81.1 million in 1993 from $77.9 million in 1992, an increase of $3.2 million or 4.1%. Casino revenues increased $2.2 million or 3.8% in 1993 to $60.7 million from $58.5 million in 1992. Slot machine revenues showed the greatest casino revenue improvement with an increase of $1.6 million or 3.4%. Slot machine revenues accounted for 84.2% of casino revenues in 1993 compared to 84.5% of casino revenues in 1992. Increases in gaming revenues were primarily the result of higher patron volume due to promotions and increased advertising. Nongaming revenues increased $1.1 million or 4.3% in 1993 to $25.2 million from $24.1 million in 1992. These increases were principally in rooms and food and beverage revenues resulting from targeted marketing programs for rooms and promotional programs offering food at a reduced price.

     LPSI generated $.4 million in management fee revenues in 1993. LPSI receives a management fee of 5.0% of Showboat Star Casino's casino revenues after gaming taxes of 18.5% and boarding fees totaling $5.00 per passenger boarding the vessel. Showboat Star Casino opened November 8, 1993 and generated net revenues of $12.0 million in 1993 consisting primarily of casino revenues of $10.9 million.

INCOME FROM OPERATIONS

     The Company's income from operations decreased to $45.4
million in 1993 from $46.5 million in 1992, a decrease of $1.1 million or 2.3%.

     The Company incurred approximately $5.5 million in corporate and development expenses in 1993 compared to $2.1 million in 1992. During 1993, the Company increased its activities related to the pursuit of expansion opportunities in jurisdictions other than Nevada and New Jersey.

     Income from operations at the Atlantic City Showboat, before intercompany management fees, was $44.0 million in 1993 compared to $39.5 million in 1992, an increase of $4.5 million or 11.1%. The increase in income from operations was primarily due to increased revenues that were offset by a $12.4 million or 5.3% increase in operating expenses, before intercompany management fees, to $250.2 million in 1993 compared to $237.8 million in 1992. The increase in operating expenses was primarily due to the increased capacity and volume of business as a result of the expansion of the Atlantic city facility. General and administrative expenses also increased as a result of an $.8 million or 13.2% increase in real estate taxes and an $.8 million parking assessment absorbed by the Atlantic City Showboat.

     Income from operations at the Las Vegas Showboat declined $.9 million or 8.9% in 1993 to $8.2 million from $9.1 million in 1992. The decrease was primarily due to a $4.1 million or 5.8% increase in operating expenses resulting primarily from increases in payroll and payroll related expenses, increased advertising costs and increased repairs and maintenance expenses.

     Showboat Star Partnership recognized a net loss in 1993 of $2.8 million primarily as a result of the write-off in November 1993 of $4.2 million in preopening expenses. Before the write-off of preopening costs, SSP recognized net income of $1.4 million. Showboat's share of the results of the Showboat Star Casino combined with management fees received was a loss of $1.3 million in 1993.

OTHER (INCOME) EXPENSE

     In 1993, other (income) expense consisted of $24.7 million of interest expense, net of $1.1 million of capitalized interest, and $3.2 million of interest income. In 1992, other (income) expense consisted of $25.3 million of interest expense and $1.4 million of interest income. Two offsetting factors impacted 1993 interest expense. In January 1993, the Company repurchased all of its outstanding 13% Sinking Fund Debentures and repaid its construction and term loan, and in June 1993, the Company repurchased all of its 11 3/8% Mortgage-Backed Bonds. This resulted in a $14.4 million decrease in interest expense. This decrease was offset by the issuance in May 1993 of $275.0 million of 9 1/4% First Mortgage Bonds resulting in a $15.8 million increase in interest expense. In connection with its expansion project at the Atlantic City Showboat, the Company capitalized $1.1 million of interest expense in 1993.

INCOME TAXES

     In 1993, the Company incurred income taxes of $10.5 million, before the income tax benefit on an extraordinary loss, or an effective tax rate of 43.8% in 1993 compared to $6.8 million, or an effective tax rate of 29.9% in 1992. Differences between the Company's effective tax rate and the statutory federal tax rates are due to permanent differences between financial and tax reporting. In 1993, these differences consisted principally of $.9 million of state income taxes resulting from the utilization, for financial reporting purposes, of New Jersey net operating loss carryforwards, a $.6 million restricted interest assessment, net of tax, resulting from an Internal Revenue Service audit of prior years and $.4 million resulting from an increase in federal tax rates.

     Effective January 1, 1993, the Company adopted the provisions of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes" without restating prior years' financial statements. The adoption of FAS 109 resulted in a reduction of net deferred tax liabilities of $.6 million, or $.04 per share, and this amount was reported separately as a cumulative effect of a change in accounting method in the 1993 Consolidated Statement of Income.

NET INCOME

     In 1993, the Company realized net income before an extraordinary loss on the extinguishment of debt and cumulative effect of the change in the method of accounting for income taxes of $23.9 million or $.89 per share. On June 18, 1993, the Company redeemed all of its

11 3/8% Mortgage-Backed Bonds at 107.5% of the principal amount plus accrued and unpaid interest up to and including the redemption date. The Company recognized an extraordinary loss, before an income tax benefit of $11.2 million as a result of the write-off of unamortized debt issue costs of $2.7 million and payment of a 5.7% redemption premium of $8.5 million. The after tax loss was $6.7 million or $.44 per share. The Company also recognized a cumulative effect adjustment for the change in the method of accounting for income taxes of $.6 million or $.04 per share. Net income for 1993 was $7.3 million or $.49 per share.

     In 1992, the Company realized income before an extraordinary loss on the extinguishment of debt of $15.9 million or $1.37 per share. As a result of the repurchase of the Company's outstanding 13% Sinking Fund Debentures, the Company recognized an extraordinary loss, net of tax, of $3.4 million or $.29 per share. Net income for 1992 was $12.4 million or $1.08 per share.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1994, the Company held cash and cash equivalents of $90.4 million compared to $122.8 million at December 31, 1993. The Company's significant sources of cash and cash investments were primarily from cash flows from operations of $55.4 million and the issuance in August 1994 of $120.0 million of 13% Senior Subordinated Notes due 2009 ("Notes"). The Company's significant uses of cash in 1994 related to capital improvements of $72.5 million and investments in unconsolidated affiliates of approximately $111.0 million.

     In 1994, the Company expended $72.5 million on capital improvement projects at its Atlantic City and Las Vegas facilities. Normal capital expenditures at these facilities in 1994 were $24.5 million. In addition, the Company expended approximately $48.0 million in 1994 on its expansion and renovation project at its Atlantic City facility to add additional casino space and hotel rooms. In connection with the construction of hotel rooms at the Atlantic City facility, the Company has applied for and received funding credits of approximately $8.7 million from the Casino Reinvestment Development Authority (CRDA). ACSI's CRDA funding credit could increase to a maximum of $9.4 million if other applicants for CRDA funding credits discontinue projects for which they have applied. Likewise, ACSI's CRDA funding credit could decrease in the event that other casino applicants in Atlantic City increase their allowable expansion costs. To date ACSI has received $3.2 million of its eligible CRDA funding credits.

     In 1995, the Company will commence an $18.5 million renovation of its Las Vegas facility. The renovation will include the replacement of existing HVAC systems and the replacement of the existing wood roof with a steel structure. This will allow an increase in the ceiling height up to 23 feet and will eliminate the majority of the approximately 47 support columns in the existing casino. The construction project will require the closure of approximately 30,000 square feet, or 40%, of casino space for a period of up to six (6) months commencing in June 1995. The number of slot machines and table games are expected to be reduced to one half of their present levels during the construction period. As a result, the Company anticipates that revenues and results of operations at the Las Vegas facility will be adversely impacted by business disruption during the construction period.

     At December 31, 1994, ACSI had available an unsecured line of credit for general working capital purposes totaling $15.0 million. Interest is payable monthly at the bank's prime rate plus .5%. The bank's prime rate was 8.5% at December 31, 1994. This line of credit expires in August 1995. Borrowing on the line of credit may not be used for the payment of management fees to SBO or to fund ventures in other jurisdictions. At December 31, 1994, ACSI had all of the funds under this line of credit available for use.

     On May 18, 1993, the Company issued $275.0 million of 9 1/4% First Mortgage Bonds due 2008 ("Bonds"). On July 1, 1994, the Company obtained consents to amend ("Amendments") its Indenture for the Bonds ("Bond Indenture"). The Company received consents from holders of $359.8 million or 94% of the Bonds approving the Amendments. In consideration, the consenting Bondholders received 2.0% of the face value of the Bonds. On July 28, 1994, the Company paid $5.2 million to the consenting Bondholders.
This amount is shown as a discount on the Bonds and is being amortized as an adjustment to yield over the remaining life of the Bonds using the effective interest method.

     The Bond Indenture, as amended, places significant restrictions on SBO and its subsidiaries including restrictions on making loans and advances by SBO to subsidiaries that are Non-Recourse subsidiaries in which SBO owns less than 50% of the equity. All capitalized terms not otherwise defined in this paragraph have the meanings assigned to them in the Bond Indenture, as amended. The Bond Indenture, as amended, also places significant restrictions on the incurrence of additional indebtedness by SBO and its subsidiaries, the creation of additional Liens on the Collateral securing the Bonds, transactions with Affiliates and the investment by SBO and its subsidiaries in certain investments. In addition, the terms of the Bond Indenture, as amended, prohibit SBO and its subsidiaries from making a Restricted Payment unless, at the time of such Restricted Payment: (i) no Default or Event of Default has occurred or would occur as a consequence of such Restricted Payment; (ii) SBO, at the time of such Restricted Payment other than an investment in a subsidiary in a gaming related business or a quarterly dividend, and after giving pro forma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, would have been permitted to incur at least $1.00 of additional Indebtedness, and; (iii) such Restricted Payment, together with the aggregate of all other Restricted Payments by SBO and its subsidiaries less than the sum of (x) 50% of the Consolidated Net Income of SBO for the period (taken as one accounting period) from April 1, 1993 to the end of SBO's most recently ended fiscal quarter for which internal financial statements are available plus, (y) 100% of the aggregate net cash proceeds received by SBO from the issuance or sale of Equity Interests of SBO since the Issue Date, plus (z) Excess Non-Recourse Subsidiary Cash Proceeds received after the Issue Date.

     The term Restricted Payment does not include, among other things, the payment of any dividend if, at the time of declaration of such dividend, the dividend would have complied with the provisions of the Bond Indenture, as amended; the redemption, repurchase, retirement, or other acquisition of any Equity Interest of SBO out of proceeds of the substantially concurrent sale of other Equity Interests of SBO; Investments by SBO in an amount not to exceed $75.0 million in the aggregate in any Non-Recourse Subsidiary engaged in a Gaming Related Business; Investments by SBO in any Non-Recourse Subsidiary engaged in a Gaming Related Business in an amount not to exceed in the aggregate 100% of all cash received by SBO from any Non-Recourse Subsidiary up to $75.0 million in the aggregate and thereafter, 50% of all cash received by SBO from any Non-Recourse Subsidiary other than cash required to be repaid or returned to the Non-Recourse Subsidiary provided that the aggregate amount of Investments pursuant thereto does not exceed $125.0 million in aggregate; Investments in Controlled Entities; and the purchase, redemption, defeasance of any pari passu indebtedness with a substantially concurrent purchase, redemption, defeasance, or retirement of the Bonds (on a pro rata basis). Notwithstanding the foregoing, the Company is only permitted to make investments in a Controlled Entity only if from July 18, 1994 until December 31, 1996, the Company's Fixed Charge Coverage Ratio for the Company's most recently ended 12 months is greater than 1.5 to 1 and for the period commencing after December 31, 1996 the Company's Fixed Charge Coverage Ratio is greater than 1.75 to 1. For all other Restricted Payments, other than a Regular Quarterly Dividend or a Restricted Investment in a Subsidiary engaged in a Gaming Related Business, the Company's most recently ended four full fiscal quarters, after the giving effect to such Restricted Payment, must be greater than 2.25 to 1. As of December 31, 1994, the Company's Fixed Charge Coverage Ratio was 2.13 to 1. Additionally, the Bond Indenture, as amended, permits the Company to issue up to $150.0 million of debt (of which $120.0 million has been issued) without compliance with the debt incurrence tests stated therein.

     On August 10, 1994, the Company issued $120.0 million of 13% Senior Subordinated Notes due 2009 ("Notes"). The proceeds from the sale of the Notes ("Note Offering") were $116.5 million, net of underwriting discounts and commissions. Proceeds from the Note Offering were reserved for or used to (i) invest $100.0 million for an approximately 26.3% equity interest in SHC, and
(ii) renovate the Las Vegas Showboat in order to upgrade the facility and replace the existing power plant facility at an approximate cost of $18.5 million.

The Notes are unconditionally guaranteed by OSI, ACSI and SOC. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year. The Notes will be redeemable, in whole or in part, at redemption prices specified in the Indenture for the Notes ("Note Indenture"). The Notes are general obligations of the Company, subordinated in right of payment to all Senior Debt (as defined in the Note Indenture) of the Company. The Note Indenture permits the issuance of an additional $30.0 million of Notes at the discretion of the Company.

     The Note Indenture places significant restrictions on the Company, many of which are substantially similar to the restrictions placed on the Company by the Bond Indenture, as amended, including covenants restricting or limiting the ability of the Company and its Restricted Subsidiaries (as defined in the Note Indenture) to, among other things, (i) pay dividends or make other Restricted Payments, (ii) incur additional Indebtedness and issue Preferred Stock, (iii) create Liens, (iv) create dividend and other payment restrictions affecting Restricted Subsidiaries,
(v) enter into mergers, consolidations, or make sales of all or substantially all assets, (vi) enter into transactions with Affiliates and (vii) engage in other lines of business.

     In February 1995, SSP (i) assigned its leases with the Orleans Levee Board for leased land, docking facilities and parking areas, (ii) sold the terminal building and other improvements it constructed on the leased land, and (iii) sold certain personal property used at the terminal building, for $6.0 million to Belle of Orleans, L.L.C. Contemporaneously with the sale of terminal facility and the assignment of the leases, SSP entered into a sublease of the terminal and the leased land with Belle of Orleans, L.L.C. which sublease terminates on April 30, 1995. On March 9, 1995, SSP elected to permanently cease operations. In March 1995, SLI and LPSI acquired the balance of the partnership interests from its partners for $25.0 million, subject to certain adjustments. SLI and LPSI intend to sell all of their interest in SSP to subsidiaries of Players International, Inc. for $52.0 million, subject to certain adjustments, on March 31, 1995. No significant gain or loss is anticipated on this series of transactions related to SSP.

     The Company is actively pursuing potential opportunities in certain jurisdictions where gaming has recently been legalized, as well as jurisdictions where gaming is not yet legalized.
There can be no assurance that (i) legislation to legalize gaming will be enacted in any additional jurisdictions, (ii) properties in which the Company has invested will be compatible with any gaming legislation so enacted, (iii) legalized gaming will continue to be authorized in any jurisdiction that the Company currently operates or has pending applications to operate a gaming establishment, or (iv) the Company will be able to obtain the required licenses in any jurisdiction. Further, no assurance can be given that any of the announced projects, or any project under development will be completed, or result in any significant contribution to the Company's cash flow or earnings. Casino gaming operations are highly regulated and new casino development is subject to a number of risks.
Expansion developments in 1994 included:

1. On December 14, 1994, the New South Wales Casino Control Authority ("NSWCCA") selected SHC, a subsidiary of Sydney Harbour Casino Holdings Limited ("SHCL"), as the single full-service casino licensee in New South Wales, Australia. The casino license has a term, subject to earlier termination, of 99 years, and provides SHC the exclusive right to operate a casino in New South Wales for twelve years commencing upon the opening of the temporary casino. SA, a wholly owned subsidiary of the Company, purchased 135,000,000 shares or 26.3% of the outstanding equity in SHCL for approximately $100.0 million in December 1994. Slot machines are currently permitted in approximately 1,500 non-profit private clubs in New South Wales, most of which contain less than 25 machines.

     SHCL will begin operations in a temporary casino expected to open in September 1995. The temporary casino will have approximately 500 slot machines, 150 table games and, subject to certain approvals, keno. The permanent casino is expected to be open in early 1998. As a result of the anticipated write-off of certain preopening and development costs subsequent to the opening of the temporary casino, the Company anticipates minimal contributions to its earnings in 1995 from the commencement of operations at the Sydney Harbour Casino.

2. In February 1995, the Company along with Randolph Riverboat Company, Inc. formed Randolph Riverboat Company, L.L.C. ("RLLC"). A subsidiary of the Company will own 35% of RLLC. The Company has contributed $13.0 million to an escrow account for the benefit of RLLC. Additional capital contributions, if needed, shall be made by the partners of RLLC pro rata with their respective interests. However, it is intended that the majority of financing for the Randolph project, approximately $80.0 million, will be obtained by RLLC through high yield debt and capital leases. No assurance can be given that RLLC will be successful in obtaining funds to finance the Randolph project or that RLLC will obtain a casino license.

3. On February 2, 1994, the Indiana Partnership, consisting of Showboat Indiana Investment Limited Partnership, a wholly owned limited partnership ("SII"), and Waterfront Entertainment and Development, Inc., an unrelated Indiana corporation ("Waterfront"), filed Part I of its gaming application with the Indiana Riverboat Gaming Commission to operate a riverboat casino on Lake Michigan in East Chicago, Indiana. The Indiana Partnership is the sole applicant for the only license allocated to East Chicago by Indiana statute. The berth for the riverboat casino is located approximately three miles from the city limits of Chicago, Illinois. Showboat Marina Partnership is owned 55%
by SII and 45% by Waterfront.   Subject to available financial
resources, the Company expects to invest approximately $28.0 million in the Indiana Partnership and will help the partnership obtain in excess of $90.0 million in debt financing. Under the current partnership agreement, the

Company will receive a 12% preferred return on its investment prior to additional partnership distributions. The Indiana Partnership application for a casino license will be considered by the Indiana Gaming Commission in late 1995. Subject to licensing, the Indiana Partnership shall commence gaming operations in 1996 in a temporary vessel and facilities while a larger permanent vessel and facilities are being constructed. No assurance can be given that the Indiana Partnership will be successful in obtaining the necessary funds to finance its gaming project or that the Indiana Partnership will successfully obtain a casino gaming license.

4. In January 1995, the Company and Rockingham Venture, Inc., the operator of Rockingham Park, a thoroughbred racetrack in New Hampshire, entered into negotiations to finalize agreements to develop and manage any additional gaming that may be authorized at Rockingham Park. In connection therewith, the Company loaned Rockingham Venture, Inc. $8.85 million, which loan is secured by a second mortgage on Rockingham Park, in December 1994. At this time casino gaming is not permitted in the State of New Hampshire. No assurance can be given that casino gaming legislation will be enacted in the State of New Hampshire.

     The Company believes that it has sufficient capital resources to cover the cash requirements of its existing operations. The ability of the Company to satisfy its cash requirements, however, will be dependent upon the future performance of its casino hotels that will continue to be influenced by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. As the Company realizes expansion opportunities, the Company shall make significant capital investments in such opportunities and additional financing will be required. The Company anticipates that additional funds shall be obtained through loans or a public offering of equity or debt securities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Independent Auditors' Report;

          Consolidated Balance Sheets December 31, 1994 and 1993;

          Consolidated  Statements of Income for the Years
          Ended December 31, 1994, 1993 and 1992;

          Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1994, 1993 and 1992;

          Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1994, 1993 and 1992; and

          Notes to Consolidated Financial Statements

               Schedule - Valuation and Qualifying
               Accounts

                          Independent Auditors' Report


    The Shareholders and Board of Directors
    Showboat, Inc.:

    We have audited the consolidated financial statements of Showboat, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Showboat, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    As discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


                                             KPMG PEAT MARWICK LLP


    Las Vegas, Nevada
    March 10, 1995




                                     -69-













                         SHOWBOAT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1994 and 1993


        ASSETS                                            1994      1993
                                                        --------- ---------
                                                           (In thousands)
    Current assets:
      Cash and cash equivalents                          $90,429  $122,787
      Receivables, net                                     8,890     5,913
      Inventories                                          2,591     2,359
      Prepaid expenses                                     4,736     4,044
      Investment in unconsolidated
        affiliate held for sale                           30,346       -
      Current deferred income taxes                        6,529     4,865
                                                        --------- ---------
        Total current assets                             143,521   139,968
                                                        --------- ---------



    Property and equipment:
      Land                                                 9,545     9,425
      Land improvements                                   10,142       541
      Buildings                                          316,884   261,009
      Furniture and equipment                            164,388   145,178
      Construction in progress                             5,240    27,194
                                                        --------- ---------
                                                         506,199   443,347
      Less accumulated depreciation
        and amortization                                 168,531   145,527
                                                        --------- ---------
                                                         337,668   297,820
                                                        --------- ---------


    Other assets, at cost:
      Investments in unconsolidated affiliates           108,853    17,750
      Deposits and other assets                           22,537     7,892
      Debt issuance costs, net of
        accumulated amortization of $955,000
        at December 31, 1994 and $323,000 at
        December 31, 1993                                 11,112     7,270
                                                        --------- ---------
                                                         142,502    32,912
                                                        --------- ---------

                                                        $623,691  $470,700
                                                        ========= =========




                                     -70-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1994 and 1993
                                  (continued)


        LIABILITIES AND SHAREHOLDERS' EQUITY              1994      1993
                                                        --------- ---------
                                                           (In thousands)
    Current liabilities:
      Current maturities of long-term debt                   $19    $3,574
      Accounts payable                                    11,059    14,173
      Income taxes payable                                 4,562     1,752
      Dividends payable                                      384       375
      Accrued liabilities                                 34,286    23,664
                                                        --------- ---------
        Total current liabilities                         50,310    43,538
                                                        --------- ---------

    Long-term debt, excluding current maturities         392,016   277,043
                                                        --------- ---------

    Other liabilities                                      5,144       -
                                                        --------- ---------

    Deferred income taxes                                 18,760    14,961
                                                        --------- ---------

    Commitments and contingencies and
      subsequent events (Note 7,15 and 16)

    Shareholders' equity:
      Common stock, $1 par value; 50,000,000
        shares authorized; issued 15,794,578
        shares at December 31, 1994 and 1993              15,795    15,795
      Additional paid-in capital                          76,845    71,162
      Retained earnings                                   68,809    54,628
                                                        --------- ---------
                                                         161,449   141,585

      Cumulative foreign currency translation adjustment   3,490     -
      Cost of shares in treasury, 425,823 shares and
        814,483 shares at December 31, 1994 and
        1993, respectively                                (3,364)   (6,370)
      Unearned compensation for restricted stock          (4,114)      (57)
                                                        --------- ---------
          Total shareholders' equity                     157,461   135,158
                                                        --------- ---------

                                                        $623,691  $470,700
                                                        ========= =========

          See accompanying notes to consolidated financial statements.

                                     -71-











                         SHOWBOAT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   Years ended December 31, 1994, 1993 and 1992
                       (In thousands except per share data)


                                                1994      1993      1992
                                             ---------- --------- ---------
    Revenues:
      Casino                                  $351,436  $329,522  $313,247
      Food and beverage                         50,624    48,669    44,511
      Rooms                                     20,587    19,355    17,280
      Sports and special events                  4,168     4,251     4,443
      Management fees                            1,861       279       -
      Other                                      5,938     5,703     4,932
                                             ---------- --------- ---------
                                               434,614   407,779   384,413
      Less complimentaries                      33,281    32,052    29,177
                                             ---------- --------- ---------
        Net revenues                           401,333   375,727   355,236
                                             ---------- --------- ---------

    Operating costs and expenses:
      Casino                                   137,944   129,898   125,773
      Food and beverage                         58,180    55,608    51,173
      Rooms                                     13,730    13,083    12,169
      Sports and special events                  3,321     3,198     3,141
      General and administrative               109,058    92,739    84,058
      Selling, advertising and promotion        11,713    11,629    10,402
      Depreciation and amortization             28,387    23,303    22,012
                                             ---------- --------- ---------
                                               362,333   329,458   308,728
                                             ---------- --------- ---------

    Income from operations from
      consolidated subsidiaries                 39,000    46,269    46,508

    Equity in income (loss) of
      unconsolidated affiliate                  12,828      (850)      -
                                             ---------- --------- ---------
    Income from operations                      51,828    45,419    46,508
                                             ---------- --------- ---------












                                     -72-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   Years ended December 31, 1994, 1993 and 1992
                       (In thousands except per share data)
                                  (continued)


                                                1994      1993      1992
                                             ---------- --------- ---------

    Income from operations                     $51,828   $45,419   $46,508
                                             ---------- --------- ---------

    Other (income) expense:
      Interest income                           (4,872)   (3,215)   (1,441)
      Interest expense, net of
        amounts capitalized                     29,452    24,696    25,335
                                             ---------- --------- ---------
                                                24,580    21,481    23,894
                                             ---------- --------- ---------
    Income before income tax expense,
      extraordinary items and cumulative
      effect adjustment                         27,248    23,938    22,614

    Income tax expense                          11,549    10,474     6,757
                                             ---------- --------- ---------
    Income before extraordinary items and
      cumulative effect adjustment              15,699    13,464    15,857

    Extraordinary items, net of income tax         -      (6,679)   (3,408)

    Cumulative effect of change in method of
      accounting for income taxes                  -         556       -
                                             ---------- --------- ---------
    Net income                                 $15,699    $7,341   $12,449
                                             ========== ========= =========


    Income per common and equivalent share:
      Income before extraordinary items and
        cumulative effect adjustment             $1.02     $0.89     $1.37

      Extraordinary items, net of income tax       -       (0.44)    (0.29)

      Cumulative effect of change in method of
        accounting for income taxes                -        0.04       -
                                             ---------- --------- ---------
      Net income                                 $1.02     $0.49     $1.08
                                             ========== ========= =========


          See accompanying notes to consolidated financial statements


                                     -73-










                         SHOWBOAT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Years Ended December 31, 1994, 1993 and 1992
                                                        Cumulative
                                                         foreign
                                                        currency
                                   Additional           transla-            Unearned
                          Common    paid-in   Retained    tion    Treasury   compen-
                           stock    capital   earnings  adjustment  stock    sation     Total
                         --------- --------- ---------- --------- --------- --------- ---------
                                                    (In thousands)
    Balance, December 31,
      1991                $12,345   $22,443    $37,464  $    -     ($7,784)    ($335)  $64,133
    Net income                -         -       12,449       -         -         -      12,449
    Cash dividends ($.10
      per share)              -         -       (1,135)      -         -         -      (1,135)
    Issuance of 3,450,000
      shares of common
      stock                 3,450    46,916        -         -         -         -      50,366
    Share transactions
      under stock plans       -          15        -         -          23        11        49
    Amortization of un-
      earned compensation     -         -          -         -         -         156       156
                         --------- --------- ---------- --------- --------- --------- ---------
    Balance, December 31,
      1992                 15,795    69,374     48,778       -      (7,761)     (168)  126,018
    Net income                -         -        7,341       -         -         -       7,341
    Cash dividends ($.10
      per share)              -         -       (1,491)      -         -         -      (1,491)
    Share transactions
      under stock plans       -       1,788        -         -       1,391       -       3,179
    Amortization of un-
      earned compensation     -         -          -         -         -         111       111
                         --------- --------- ---------- --------- --------- --------- ---------
    Balance, December 31,
      1993                 15,795    71,162     54,628       -      (6,370)      (57)  135,158
    Net income                -         -       15,699       -         -         -      15,699
    Cash dividends ($.10
      per share)              -         -       (1,518)      -         -         -      (1,518)
    Issuance of warrants      -       1,953        -         -         -         -       1,953
    Share transactions
      under stock plans       -       3,730        -         -       3,006    (6,021)      715
    Amortization of un-
      earned compensation     -         -          -         -         -       1,964     1,964
    Foreign currency trans-
      lation adjustment       -         -          -       3,490       -         -       3,490
                         --------- --------- ---------- --------- --------- --------- ---------
    Balance, December 31,
      1994                $15,795   $76,845    $68,809    $3,490   ($3,364)  ($4,114) $157,461
                         ========= ========= ========== ========= ========= ========= =========

          See accompanying notes to consolidated financial statements.

                                     -74-











                         SHOWBOAT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended December 31, 1994, 1993 and 1992


                                                1994      1993      1992
                                             ---------- --------- ---------
                                                    (In thousands)
    Cash flows from operating activities:
      Net income                               $15,699    $7,341   $12,449
      Adjustments to reconcile net income to
        net cash provided by operating
        activities:
          Allowance for doubtful accounts          950     1,849     1,644
          Depreciation and amortization         28,387    23,303    22,012
          Amortization of original issue
            discount and debt issuance costs       820       744     1,011
          Provision for deferred income taxes      256       813       238
          Amortization of unearned
            compensation                         1,964       111       156
          Provision for loss on Casino
            Reinvestment Development
            Authority obligation                 1,018     1,122     1,068
          Undistributed (earnings) loss of
            unconsolidated affiliate            (3,596)      850       -
          Extraordinary loss on
            extinguishment of debt                 -      11,166     5,164
          (Gain) loss on disposition of
            property and equipment                (251)      517       264
          Increase in receivables, net          (2,580)   (2,670)   (1,537)
          Increase in inventories and
            prepaid expenses                      (924)      (23)     (265)
          (Increase) decrease in deposits
            and other assets                    (1,378)     (554)      284
          Pension costs                            995       -         -
          Increase in accounts payable             396        85       395
          Increase in income taxes payable       3,051       968       429
          Increase (decrease) in
            accrued liabilities                 10,622    (1,503)      400
          Other                                    (56)    -         -
                                             ---------- --------- ---------
            Net cash provided by operating
              activities                        55,373    44,119    43,712
                                             ---------- --------- ---------










                                     -75-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended December 31, 1994, 1993 and 1992
                                  (continued)

                                                1994      1993      1992
                                             ---------- --------- ---------
                                                    (In thousands)
    Cash flows from investing activities:
      Acquisition of property and equipment   ($72,471) ($59,686) ($21,050)
      Proceeds from sale of property
        and equipment                              290        78       105
      Investments in unconsolidated
        affiliates                            (110,979)  (18,600)      -
      Advances to unconsolidated affiliates       (899)      -         -
      (Increase) decrease in deposits and
        other assets                            (8,850)    4,046       910
      Deposit for Casino Reinvestment
        Development Authority obligation,
        net of refunds                            (599)   (3,289)   (3,161)
                                             ---------- --------- ---------
          Net cash used in investing
            activities                        (193,508)  (77,451)  (23,196)
                                             ---------- --------- ---------

    Cash flows from financing activities:
      Principal payments of long-term debt      (3,575)   (3,914)   (8,879)
      Proceeds from issuance of
        long-term debt                         120,000   275,000       -
      Early extinguishment of debt                 -    (208,085)      -
      Debt issuance costs                       (4,474)   (7,593)      -
      Payment of dividends                      (1,509)   (1,400)   (1,141)
      Distribution to bond holders              (5,195)      -         -
      Issuance of common stock                     530     2,510    50,366
      Other                                        -         -          49
                                             ---------- --------- ---------
          Net cash provided by financing
            activities                         105,777    56,518    40,395
                                             ---------- --------- ---------
    Net increase (decrease) in cash and
      cash equivalents                         (32,358)   23,186    60,911

    Cash and cash equivalents at
      beginning of year                        122,787    99,601    38,690
                                             ---------- --------- ---------
    Cash and cash equivalents at
      end of year                              $90,429  $122,787   $99,601
                                             ========== ========= =========






                                     -76-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended December 31, 1994, 1993 and 1992
                                  (continued)

                                                1994      1993      1992
                                             ---------- --------- ---------
                                                    (In thousands)
    Supplemental disclosures of cash flow
      information:
        Cash paid during the year for:
          Interest, net of amount capitalized  $22,522   $25,741   $24,562
          Income taxes                           8,242     3,650     4,400


    Supplemental schedule of non-cash
      investing and financing activities:
        Capital lease obligations incurred
          in connection with acquisition
          of equipment                             -         -         152
        Increase (decrease) in property and
          equipment acquisitions included in
          construction contracts and
          retentions payable and long-term
          debt                                  (3,639)    3,914     1,890
        Share transactions under long-term
          incentive plan                         6,131       -          27
        Transfer deposits for Casino
          Reinvestment Development Authority
          obligation to construction in
          progress                                (558)    6,667       -
        Stock purchase warrants granted          1,953       -         -
        Accumulated benefit obligations of
          the Supplemental Executive
          Retirement Plan                        4,149       -         -
        Foreign currency translation
          adjustment                             3,490       -         -














          See accompanying notes to consolidated financial statements.


                                     -77-











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations and Principles of Consolidation

            Showboat, Inc. and subsidiaries, collectively the Company or SBO, conduct casino gaming operations in Las Vegas, Nevada, Atlantic City, New Jersey and New Orleans, Louisiana. In addition, the Company operates support services including hotel, restaurant, bar, bowling and convention facilities.

            The consolidated financial statements include all domestic and foreign subsidiaries which are more than 50% owned and controlled. Investments in unconsolidated affiliates which are at least 20% owned are carried at cost plus equity in undistributed earnings or loss since acquisition. All material intercompany balances have been eliminated in consolidation.

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

        Cash Equivalents

            For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Inventories

            Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

        Fair Value of Certain Financial Instruments

            The carrying amount of cash equivalents, accounts receivable and all current liabilities approximates fair value because of the short maturity of these instruments. See Notes 5 and 6 for additional fair value disclosures.





                                     -78-                        (continued)











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

        Interest Costs

            Interest is capitalized in connection with the construction of major facilities. Further, interest is capitalized on equity funds, loans and advances made to unconsolidated companies accounted for by the equity method of accounting during the period the investee company is undergoing activities necessary to start its planned principal operations and those activities include the use of funds to acquire assets qualifying for interest capitalization. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. For the years ended December 31, 1994 and 1993, $3,378,000 and $1,085,000, respectively, of interest cost was capitalized. No interest was capitalized in the year ended December 31, 1992.

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




                                     -79-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Postemployment and Postretirement Benefits

            The Company has a defined benefit pension plan that provides retirement benefits for certain key employees. Pension costs under this pension plan are actuarially computed. The benefits provided under this plan are not funded until due.

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






                                     -80-                        (continued)











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

        Income Per Common and Equivalent Share

            Income per common and equivalent share is based on the weighted average number of shares outstanding. Such averages were 15,363,984, 15,099,147 and 11,584,275 for the years ended December
        31, 1994, 1993 and 1992, respectively. Fully-diluted and primary income per common and equivalent share are the same.

        Foreign Currency Translation

            The financial statements of foreign subsidiaries are translated into U.S. dollars for balance sheet accounts at current exchange rates in effect at the balance sheet date. Items of revenue and expense are translated at average exchange rates during the
        reporting period.   Gains and losses resulting from foreign
        currency transactions are included in income currently. Gains and losses resulting from translation of financial statements are excluded from the Consolidated Statements of Income and are credited or charged directly to a separate component of Shareholders' Equity.

        Reclassifications

            Certain prior year balances have been reclassified to conform to the current year's presentation.












                                     -81-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    2.  RECEIVABLES, NET

            Receivables, net consist of the following:

                                                            December 31,
                                                        -------------------
                                                            1994     1993
                                                        --------- ---------
                                                           (In thousands)

          Casino                                          $6,983    $6,816
          Hotel                                              993     1,020
          Employees                                           81        88
          Other                                            3,233       935
                                                        --------- ---------
                                                          11,290     8,859
          Less allowance for doubtful accounts             2,400     2,946
                                                        --------- ---------
          Receivables, net                                $8,890    $5,913
                                                        ========= =========


    3.  ACCRUED LIABILITIES

            Accrued liabilities consist of the following:

                                                            December 31,
                                                        -------------------
                                                            1994     1993
                                                        --------- ---------
                                                           (In thousands)

          Interest                                       $10,350    $4,240
          Salaries and wages                              11,113     8,289
          Taxes, other than taxes on income                3,380     1,988
          Medical and liability claims                     3,110     2,983
          Advertising and promotion                        2,201     2,397
          Outstanding chips and tokens                     1,897     1,204
          Other                                            2,235     2,563
                                                        --------- ---------
          Total accrued liabilities                      $34,286   $23,664
                                                        ========= =========







                                     -82-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    4.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES


            Showboat Louisiana, Inc. (SLI) was formed in 1993 to hold a 30% equity interest in Showboat Star Partnership (SSP) which owns a riverboat casino managed by Lake Pontchartrain Showboat, Inc.
        (LPSI), a wholly-owned subsidiary of the Company. In 1993, the Company invested $18,600,000 in SSP for its 30% equity interest in the riverboat casino. Effective March 1, 1994, the Company purchased an additional 20% equity interest from its partner for $9,000,000. Operation of the riverboat casino commenced on November 8, 1993. The investment by SLI in SSP has been accounted for under the equity method of accounting. The Company's equity in the income or loss of SSP is included in the Consolidated Statement of Income as equity in income or loss of unconsolidated affiliate. LPSI receives a management fee from SSP of 5.0% of casino revenues net of gaming taxes of 18.5% and boarding fees. Intercompany management fees have been eliminated in consolidation.

            Preopening costs associated with the riverboat casino on Lake Pontchartrain in New Orleans, Louisiana totaling $4,246,000 were
        written-off upon commencement of operations.   The Company's share
        of those costs of $1,274,000 are included in equity in loss of unconsolidated affiliate in the December 31, 1993 Consolidated Statement of Income.

            Showboat Australia Pty. Ltd. (SA), a wholly-owned subsidiary of the Company, was formed in 1994 and along with Leighton Properties Ltd. formed Sydney Harbour Casino Pty. Ltd. (SHC) to apply for the sole casino license in Sydney, Australia. The casino license was awarded to SHC in December 1994. SA invested approximately $100,000,000 in SHC for a 26.3% equity interest.
        SA's investment in SHC has been accounted for under the equity method of accounting. SA also owns 85% of the company engaged to manage the casino for a management fee. SHC anticipates that it will commence gaming operations in a temporary facility in September 1995 and that a permanent facility will commence operations in early 1998.











                                     -83-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    4.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES (continued)

            Summarized condensed financial information of SSP and SHC at December 31, 1994 and 1993 is as follows:

                                                            1994     1993
                                                        --------- ---------
          Showboat Star Partnership:                       (In thousands)
            Income statement data:
              Net revenues                               $97,989   $12,062
              Net income (loss)                           24,782    (2,836)
              Company's share of net income (loss)        12,828      (850)

            Balance sheet data:
              Assets
                Current assets                           $16,624    $8,150
                Property and equipment, net               35,135    36,236
                Other assets                              19,522    20,481
                                                        --------- ---------
                   Total assets                          $71,281   $64,867
                                                        ========= =========
              Liabilities and partners'
               capital accounts:
                 Current liabilities                       3,950     6,268
                 Partners' capital accounts               67,331    58,599
                                                        --------- ---------
                   Total liabilities and partners'
                     capital accounts                    $71,281   $64,867
                                                        ========= =========




















                                     -84-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    4.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES (continued)

                                                            1994     1993
                                                        --------- ---------
          Sydney Harbour Casino Holdings Ltd.(unaudited)   (In thousands)
            Income statement data:
              Net revenues                              $    -    $    -
              Net income (loss)                              -         -
              Company's share of net income (loss)           -         -

            Balance sheet data:
              Assets:
                Current assets                           $61,750  $    -
                Property and equipment, net               20,024       -
                Other assets                             324,695       -
                                                        --------- ---------
                   Total assets                         $406,469  $    -
                                                        ========= =========
              Liabilities and shareholders' equity:
                 Current liabilities                       8,608  $    -
                 Partners' capital accounts              397,861       -
                                                        --------- ---------
                   Total liabilities and shareholders'
                     equity                             $406,469  $    -
                                                        ========= =========
























                                     -85-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    5.  NEW JERSEY INVESTMENT OBLIGATION

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

            Deposits with the CRDA bear interest at two-thirds of market rates resulting in a current value lower than cost. At December 31, 1994 and 1993, deposits and other assets include $5,277,000 and $5,010,000, respectively, representing the Company's deposit with the CRDA of $7,716,000 as of December 31, 1994 and $7,488,000 as of December 31, 1993, net of a valuation allowance of $2,439,000 and $2,478,000, respectively. The carrying value of these deposits, net of the valuation allowance, approximates fair value.

            The CRDA, as an agency of the City of Atlantic City, is responsible for the redevelopment of the area surrounding the Boardwalk. During 1994, $8,000,000 of the Company's deposits with the CRDA were used in connection with the expansion of a City street leading to the Atlantic City Showboat. In connection with its approval, the CRDA required the Company to donate $2,500,000 of its deposits with the CRDA to certain public programs.
        Construction of the City street commenced in the fourth quarter of 1993 and was completed in 1994. The Company reclassified these CRDA deposits, net of the valuation allowance, totaling approximately $7,000,000 to property and equipment.

            The Company has applied for and received approval for approximately $8,700,000 in funding credits from the CRDA in connection with the construction of Atlantic City Showboat's additional hotel rooms. In connection with the Company's Credit Agreement with the CRDA, which states the terms and conditions by which the Company may receive funding credit, the Company applied for and received funds from the CRDA of approximately $2,955,000 as a credit for expenditures made relating to the construction of the hotel rooms. The balance of the funding credits may be applied to portions of future CRDA deposits.







                                     -86-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    6.  LONG-TERM DEBT

            Long-term debt consists of the following:

                                                            December 31,
                                                        -------------------
                                                            1994     1993
                                                        --------- ---------
                                                           (In thousands)

          9 1/4% First Mortgage Bonds due 2008
            net of unamortized discount of
            $5,008,000 at December 31, 1994 (a)         $269,992  $275,000
          13% Senior Subordinated Notes due 2009 (b)     120,000     -
          Capital lease obligations (Note 7)               2,043     5,617
                                                        --------- ---------
                                                         392,035   280,617
          Less current maturities                             19     3,574
                                                        --------- ---------
                                                        $392,016  $277,043
                                                        ========= =========

        (a) On May 18, 1993, the Company issued $275,000,000 of 9 1/4%
        First Mortgage Bonds due 2008 (Bonds). The proceeds from the sale of the Bonds were $268,469,000, net of underwriting discounts and commissions. Proceeds from the sale of the Bonds were used to redeem all of the outstanding 11 3/8% Mortgage-Backed Bonds Due 2002 at 105.7% of the principal amount plus accrued interest. The remaining proceeds were reserved by the Company to benefit existing facilities and to expand into new facilities or gaming jurisdictions.

            On July 1, 1994, the Company obtained consents to amend (Amendments) its Indenture governing its Bonds (Bond Indenture). The Company received consents from holders of approximately $259,772,000 or 94% of the Bonds approving the Amendments. In consideration for their consent, the consenting Bond holders received 2% of the face value of the Bonds. On July 28, 1994, the Company paid $5,195,000 to the consenting Bond holders. As the amount paid does not represent as significant modification of the terms of the Bonds, it is reflected as a discount on the Bonds and is being amortized as an adjustment to yield over the remaining life of the Bonds using the effective interest method.






                                     -87-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    6.  LONG-TERM DEBT  (continued)

            The Bonds are unconditionally guaranteed by Ocean Showboat, Inc. (OSI), Atlantic City Showboat, Inc. (ACSI) and Showboat Operating Company (SOC). Interest on the Bonds is payable semi-annually on May 1 and November 1 of each year. The Bonds are not redeemable prior to May 1, 2000. Thereafter, the Bonds will be redeemable, in whole or in part, at redemption prices specified in the Bond Indenture. The Bonds are senior secured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu with the Company's senior indebtedness. The Bonds are secured by a deed of trust representing a first lien on the Las Vegas hotel casino (other than certain assets), by a pledge of all outstanding shares of capital stock of OSI, an intercompany note by ACSI in favor of SBO, a pledge of certain intellectual property rights of the Company, and by investments in Controlled Entities (as defined in the Bond Indenture, as amended). OSI's obligation under its guarantee is secured by a pledge of all outstanding shares of capital stock of ACSI. ACSI's obligation under its guarantee is secured by a leasehold mortgage representing a first lien on the Atlantic City hotel casino (other than certain assets). SOC's guarantee is secured by a pledge of certain assets related to the Las Vegas hotel casino.

            The Bond Indenture, as amended, places significant restrictions on SBO and its subsidiaries including restrictions on making loans and advances by SBO to subsidiaries which are Non-Recourse subsidiaries or subsidiaries in which SBO owns less than 50% of the equity. All capitalized terms not otherwise defined in this paragraph have the meanings assigned to them in the Bond Indenture, as amended. The Bond Indenture, as amended, also places significant restrictions on the incurrence of additional Indebtedness by SBO and its subsidiaries, the creation of additional Liens on the Collateral securing the Bonds, transactions with Affiliates and the investment by SBO and its subsidiaries in certain Investments. In addition, the terms of the Bond Indenture, as amended, prohibit SBO and its subsidiaries from making a Restricted Payment unless, at the time of such Restricted Payment:
        (i) no Default or Event of Default has occurred or would occur as a consequence of such Restricted Payment; (ii) SBO, at the time of such Restricted Payment other than an investment in a subsidiary in a gaming related business or a quarterly dividend, and after giving pro forma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, would




                                     -88-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    6.  LONG-TERM DEBT (continued)

        have been permitted to incur at least $1.00 of additional Indebtedness; and, (iii) such Restricted Payment, together with the aggregate of all other Restricted Payments by SBO and its subsidiaries is less than the sum of (x) 50% of the Consolidated Net Income of SBO for the period (taken as one accounting period) from April 1, 1993 to the end of SBO's most recently ended fiscal quarter for which internal financial statements are available plus,
        (y) 100% of the aggregate net cash proceeds received by SBO from the issuance or sale of Equity Interests of SBO since the Issue Date, plus (z) Excess Non-Recourse Subsidiary Cash Proceeds received after the Issue Date.

            The term Restricted Payment does not include, among other things, the payment of any dividend if, at the time of declaration of such dividend, the dividend would have complied with the provisions of the Bond Indenture, as amended; the redemption, repurchase, retirement, or other acquisition of any Equity Interest of SBO out of proceeds of the substantially concurrent sale of other Equity Interests of SBO; Investments by SBO in an amount not to exceed $75,000,000 in the aggregate in any Non-Recourse Subsidiary engaged in a Gaming Related Business; Investments by SBO in any Non-Recourse Subsidiary engaged in a Gaming Related Business in an amount not to exceed in the aggregate 100% of all cash received by SBO from any Non-Recourse Subsidiary up to $75,000,000 in the aggregate and thereafter, 50% of all cash received by SBO from any Non-Recourse Subsidiary other than cash required to be repaid or returned to such Non-Recourse Subsidiary provided that the aggregate amount of Investments pursuant thereto does not exceed $125,000,000 in the aggregate; Investments in Controlled Entities; and the purchase, redemption, defeasance of any pari passu indebtedness with a substantially concurrent purchase, redemption, defeasance, or retirement of the Bonds (on a pro rata basis). Notwithstanding the foregoing, the Company is only permitted to make investments in a Controlled Entity only if from July 18, 1994 until December 31, 1996, the Company's Fixed Charge Coverage Ratio for the Company's most recently ended twelve months is greater than 1.50 to 1 and for the period commencing after December 31, 1996 the Company's Fixed Charge Coverage Ratio is greater than 1.75 to 1. For all other Restricted Payments, other








                                     -89-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    6.  LONG-TERM DEBT (continued)

        than a Regular Quarterly Dividend or a Restricted Investment in a Subsidiary engaged in a Gaming Related Business, the Company's most recently ended four full fiscal quarters, after giving effect to such Restricted Payment must be greater than 2.25 to 1. As of December 31, 1994, the Company's Fixed Charge Coverage Ratio was
        2.13 to 1.   Additionally, the Bond Indenture, as amended, permits
        the Company to issue up to $150,000,000 of debt (of which $120,000,000 has been issued) without compliance with the debt incurrence tests stated therein.

        (b) On August 10, 1994, the Company issued $120,000,000 of 13% Senior Subordinated Notes due 2009 (Notes). The proceeds from the sale of the Notes (Note Offering) were $116,520,000, net of underwriting discounts and commissions. Proceeds from the Note Offering were reserved for or used to (i) invest $100,000,000 for an approximately 26.3% equity interest in SHC, an affiliate which was granted the license to manage and operate the only full-service casino in New South Wales, Australia and (ii) renovate the Las
        Vegas Showboat in order to upgrade the facility and replace the existing power plant facility at an approximate cost of $18,500,000.

            The Notes are unconditionally guaranteed by OSI, ACSI and SOC. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year. The Notes will be redeemable, in whole or in part, at redemption prices specified in the Indenture for the Notes (Note Indenture). The Notes are general obligations of the Company, subordinated in right of payment to all Senior Debt (as defined in the Note Indenture) of the Company. The Note Indenture permits the issuance of an additional $30,000,000 of Notes at the discretion of the Company.

            The Note Indenture places significant restrictions on the Company, many of which are substantially similar to the restrictions placed on the Company by the Bond Indenture, as amended, including covenants restricting or limiting the ability of the Company and its Restricted Subsidiaries (as defined in the Note Indenture) to, among other things, (i) pay dividends or make other Restricted Payments, (ii) incur additional Indebtedness and issue Preferred Stock, (iii) create Liens, (iv) create dividend and other payment restrictions affecting Restricted Subsidiaries, (v) enter into mergers, consolidations or make sales of all or substantially all assets, (vi) enter into transactions with affiliates and (vii) engage in other lines of business.




                                     -90-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    6.  LONG-TERM DEBT (continued)

            At December 31, 1994, the Company's Atlantic City subsidiary, ACSI, had available an unsecured line of credit for general working capital purposes totaling $15,000,000. Interest is payable monthly at the bank's prime rate plus .5%. The bank's prime rate was 8.5% at December 31, 1994. The line of credit expires in August 1995. Borrowings on this line of credit may not be used for the payment of management fees or to fund ventures in other jurisdictions. At December 31, 1994, ACSI had all the funds under this line of credit available for use.

            Maturities of the Company's long-term debt are as follows:

           Year ending                                 (In thousands)
          December 31,
            1995                                             $19
            1996                                           1,950
            1997                                              25
            1998                                              29
            1999                                              20
            Thereafter                                   389,992
                                                        ---------
                                                        $392,035
                                                        =========

            The fair value of the Company's Bonds and Notes were 229,969,000 and $114,300,000, respectively, at December 31, 1994 based on the quoted market prices. The carrying amount of capital leases approximates fair value at December 31, 1994.



















                                     -91-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    7.  LEASES

            The Company leases certain furniture and equipment and a warehouse under long-term lease agreements. The leases covering furniture and equipment expire in 1994 and the warehouse lease expires in 2001. The Company has the option, which it currently intends to exercise, to purchase the warehouse from January 1, 1996 through March 31, 2001 at an option price of approximately $1,928,000.

            Property leased under capital leases by major classes are as follows:

                                                            December 31,
                                                        -------------------
                                                            1994     1993
                                                        --------- ---------
                                                           (In thousands)

          Building - warehouse                            $2,050    $2,050
          Furniture and equipment                            152    22,621
                                                        --------- ---------
                                                           2,202    24,671
          Less accumulated amortization                    1,203    19,456
                                                        --------- ---------
                                                            $999    $5,215
                                                        ========= =========

            ACSI is leasing 10 1/2 acres of Boardwalk property in Atlantic City, New Jersey for a term of 99 years commencing October 1983. Annual rent payments, which are payable monthly, commenced upon opening of the Atlantic City Showboat. The rent is adjusted annually based upon changes in the Consumer Price Index. In April 1994, the annual rent increased $156,000 to $8,274,000. ACSI is responsible for taxes, assessments, insurance and utilities.














                                     -92-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    7.  LEASES (continued)

            The following is a schedule of future minimum lease payments for capital leases and operating leases (with initial or remaining terms in excess of one year) as of December 31, 1994:

                                                         Capital  Operating
                                                         Leases    Leases
                                                        --------- ---------
          Year ending                                      (In thousands)
          December 31,
            1995                                            $286   $10,268
            1996                                           1,961    10,222
            1997                                              33    10,129
            1998                                              33    10,039
            1999                                              20     9,518
            Thereafter                                       -     685,009
                                                        --------- ---------
          Total minimum lease payments                     2,333  $735,185
                                                                  =========
          Less amount representing  interest
            (10.4% to 12.9%)                                 290
                                                        ---------
              Present value of net minimum
               capital lease payments                     $2,043
                                                        =========

            Rent expense for all operating leases was $10,380,000, $9,287,000 and $8,659,000 for the years ended December 31, 1994,
        1993 and 1992, respectively.



















                                     -93-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    8.  EXTRAORDINARY ITEMS

            On June 18, 1993, the Company redeemed all of its remaining
        11 3/8% Mortgage-Backed Bonds Due 2002 at 105.7% plus accrued and unpaid interest up to and including the redemption date. The Company recognized an extraordinary loss before any income tax benefit of $11,166,000 as a result of the write-off of the unamortized debt issuance costs of $2,666,000 and the payment of a 5.7% redemption premium of $8,500,000. The after tax loss was $6,679,000 or $.44 per share.

            On December 30, 1992, the Company notified debentureholders of its intent to redeem all of the outstanding 13% Subordinated Sinking Fund Debentures Due 2004 at par plus accrued interest on January 29, 1993. Accordingly, as of December 31, 1992, the Company recognized an extraordinary loss of $5,164,000 before an income tax benefit of $1,756,000 as a result of the write-off of the unamortized discount and debt issuance costs. The after tax loss was $3,408,000 or $.29 per share.


    9.  INCOME TAXES

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



















                                     -94-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    9.  INCOME TAXES (continued)

            Total income tax expense for the years ended December 31, 1994 and 1993 was allocated as follows:

                                                          1994      1993
                                                        --------- ---------
                                                           (In thousands)

          Continuing operations                          $11,549   $10,474
          Extraordinary item                                 -      (4,487)
          Shareholders' equity, related to cumulative
            foreign currency translation adjustment       (1,879)      -
          Shareholders' equity, related to
            compensation expense deferred and reported
            as a reduction of shareholders' equity for
            financial reporting purposes                    (241)     (661)
                                                        --------- ---------
                                                          $9,429    $5,326
                                                        ========= =========





























                                     -95-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    9.  INCOME TAXES (continued)

            Income tax expense attributable to income from continuing operations consists of:

                                                Year ended December 31,
                                             ------------------------------
                                                1994      1993      1992
                                             ---------- --------- ---------
                                                    (In thousands)
          U.S. federal
            Current                             $8,793    $7,910    $6,519
            Deferred                               323       965       238
                                             ---------- --------- ---------
                                                 9,116     8,875     6,757
                                             ---------- --------- ---------
          State and local
            Current                              2,500     1,195       -
            Deferred                               (67)      404       -
                                             ---------- --------- ---------
                                                 2,433     1,599       -
                                             ---------- --------- ---------
          Total
            Current                             11,293     9,105     6,519
            Deferred                               256     1,369       238
                                             ---------- --------- ---------
                                               $11,549   $10,474    $6,757
                                             ========== ========= =========

            In 1992, income tax expense of $6,757,000 represents income tax expense from continuing operations before extraordinary items. In 1992, as a result of an extraordinary loss of $5,164,000 (Note 8), the Company recognized an income tax benefit of $1,756,000 resulting in total income tax expense of $5,001,000.















                                     -96-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    9.  INCOME TAXES (continued)

            Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the years ended December 31, 1994 and 1993 and 34% for the year ended December 31, 1992 to pretax income from continuing operations as a result of the following:

                                                Year ended December 31,
                                             ------------------------------
                                                1994      1993      1992
                                             ---------- --------- ---------
                                                    (In thousands)

          Computed "expected" tax expense       $9,537    $8,378    $7,689
          Increase (reduction) in income
            taxes resulting from:
              Change in the beginning of the
               year balance of the valuation
               allowance for deferred tax
               assets allocated to income tax
               expense                            (161)      224       -
              Adjustment to deferred tax
               assets and liabilities for
               enacted changes in tax rates        -         383       -
              State and local income taxes,
               net of federal tax benefit        1,715       930       -
              Impact of settlement of
               Internal Revenue Service
               examination                         277       -        (102)
              Restricted interest assessment,
               net of tax                           30       619       -
              Other, net                           151       (60)     (830)
                                             ---------- --------- ---------
          Income tax expense                   $11,549   $10,474    $6,757
                                             ========== ========= =========












                                     -97-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    9.  INCOME TAXES (continued)

            The significant components of deferred income tax expense attributable to income from continuing operations for the years ended December 31, 1994 and 1993 are as follows:

                                                             December 31,
                                                        -------------------
                                                          1994      1993
                                                        --------- ---------
                                                           (In thousands)
          Deferred tax expense (exclusive of other
            components listed below)                        $417      $762
          Adjustment to deferred tax assets and
            liabilities for enacted changes in tax rates     -         383
          Change in beginning of the year balance of
            the valuation allowance for deferred tax
            assets                                          (161)      224
                                                        --------- ---------
                                                            $256    $1,369
                                                        ========= =========

            For the year ended December 31, 1992, deferred income tax expense of $238,000 results from temporary differences in the recognition of income and expenses for income tax and financial reporting purposes. The sources and tax effects of these temporary differences are as follows:

                                                       (In thousands)
          Depreciation and amortization                   $1,250
          Utilization of credit carryforwards, net         1,145
          Provision for loss on Casino Reinvestment
            Development Authority obligation              (1,496)
          Allowance for doubtful accounts                    309
          Preopening costs                                   369
          Accrued vacations                                 (359)
          Impact of settlement of Internal Revenue
            Service examination                             (625)
          Other, net                                        (355)
                                                        ---------
                                                            $238
                                                        =========







                                     -98-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    9.  INCOME TAXES (continued)

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are as follows:

                                                          1994      1993
                                                        --------- ---------
                                                           (In thousands)
          Deferred tax assets:
            Preopening costs                             ($2,191)  ($1,268)
            Accrued vacations                             (1,803)   (1,621)
            Casino Reinvestment Development
              Authority obligation                        (1,002)   (1,566)
            Allowance for doubtful accounts                 (991)   (1,210)
            Accrued state income taxes                      (800)      -
            Long-term incentive plan                        (772)     (176)
            Alternative minimum tax credit
              carryforwards                                 (697)   (2,423)
            Other                                         (3,029)   (2,162)
                                                        --------- ---------
            Total gross deferred tax assets              (11,285)  (10,426)
            Less valuation allowance                         440       601
                                                        --------- ---------
              Net deferred tax assets                    (10,845)   (9,825)
                                                        --------- ---------

          Deferred tax liabilities:
            Depreciation and amortization                 18,655    17,350
            Capitalized interest                           2,494     2,571
            Cumulative foreign currency
              translation adjustment                       1,879       -
            Other                                             48       -
                                                        --------- ---------
            Total gross deferred tax liabilities          23,076    19,921
                                                        --------- ---------
          Net deferred tax liability                     $12,231   $10,096
                                                        ========= =========

            At December 31, 1994, the Company had available $697,000 of alternative minimum tax credit carryforwards which are available to reduce future federal regular income taxes, if any, over an indefinite period.






                                     -99-                        (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    10. EMPLOYEE BENEFIT PLANS

            The Company maintains a retirement and savings plan for eligible employees who are not covered by a collective bargaining agreement or by another plan to which the Company contributes. Under the terms of the plan, eligible employees may defer up to 3% of their compensation, as defined, of which 100% of the deferral is matched by the Company. Eligible employees may contribute an additional 12% of their compensation which will not be matched by the Company. Contributions by the Company vest over a five-year period. The Company contributed an aggregate of $1,826,000, $1,525,000 and $1,285,000 to this and another Company plan merged into this plan for the years ended December 31, 1994, 1993 and 1992, respectively.

            The Company's union employees are covered by union-sponsored, collectively-bargained, multi-employer pension plans. The Company contributed and charged to expense $1,298,000, $1,197,000 and $1,182,000 during the years ended December 31, 1994, 1993 and 1992, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

            In August 1994, the Company implemented a Supplemental Executive Retirement Plan (SERP) for a select group of senior line staff and management personnel to ensure that the Company's overall executive compensation program will attract, retain and motivate qualified senior management personnel. The participants receive benefits based on years of service and final compensation. This defined benefit plan is noncontributory and unfunded. The pension costs are determined actuarially and are based on the assumption that all eligible personnel will participate in the SERP.

            The net pension cost for the year ended December 31, 1994 consists of the following:
                                                       (In thousands)

          Service costs of benefits earned                  $376
          Interest cost on projected benefit
            obligations                                      335
          Amortization of unrecognized prior
            service costs                                    284
                                                        ---------
                                                            $995
                                                        =========




                                     -100-                       (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    10. EMPLOYEE BENEFIT PLANS  (continued)

            The status of the defined benefit plan at December 31, 1994 is as follows:

                                                       (In thousands)

          Fair value of plan assets                      $   -
                                                        ---------

          Actuarial present value of benefit obligations:
            Vested benefit obligation                      2,512
            Non-vested benefit obligation                  1,637
                                                        ---------
            Accumulated benefit obligation                 4,149
            Effect of projected future salary increases      512
                                                        ---------
              Projected benefit obligations                4,661
                                                        ---------

          Plan assets less than projected
            benefit obligation                            (4,661)
          Unrecognized prior service costs                 3,964
          Unrecognized gain                                 (298)
          Adjustment to recognize minimum liability       (4,149)
                                                        ---------
          Accrued pension cost included in
            other liabilities                            ($5,144)
                                                        =========

            Prior service costs to be recognized in income in future years of $4,149,000 are included in deposits and other assets on the Consolidated Balance Sheet.

            The assumptions used in computing the information above were as follows:

          Discount rate                                     7.50%
          Future compensation growth rate                   4.50%










                                     -101-                       (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    11. STOCK PLANS

            The Company has various incentive plans under which stock options or restricted shares may be granted to key employees, members of the Board of Directors and all other full and part-time employees. A total of 3,720,000 shares have been reserved for issuance as stock options or restricted shares under these plans. Restricted shares and options granted to key employees vest over a five-year period. All other options vest over a one-year period. The options are exercisable, subject to vesting, over ten years at option prices not less than 100% of the fair market value of the Company's common stock determined on the date of grant of the options.

            Unearned compensation in connection with restricted stock issued for future services is recorded on the date of grant at the fair market value of SBO's common stock and is being amortized ratably from the date of grant over the five-year vesting period as it is earned. Compensation expense of $1,964,000, $111,000 and $156,000 was recognized for the years ended December 31, 1994, 1993 and 1992, respectively. Unearned compensation has been shown as a reduction of shareholders' equity in the accompanying Consolidated Balance Sheets.

            A summary of certain stock option information is as follows:

                                                Year ended December 31,
                                             ------------------------------
                                                1994      1993      1992
                                             ---------- --------- ---------

          Options outstanding at January 1     812,320   901,080   393,570

          Granted                            1,228,750    96,550   521,550
          Exercised                            (37,160) (176,560)   (6,840)
          Forfeited                            (87,340)   (8,750)   (7,200)
                                             ---------- --------- ---------
          Options outstanding at December 31 1,916,570   812,320   901,080
                                             ========== ========= =========

          Option price range at December 31   $6.50 to  $6.50 to  $6.50 to
                                               $20.25    $18.00    $14.50

          Options exercisable at December 31   644,320   529,495   120,430
                                             ========== ========= =========




                                     -102-                       (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    12. SHAREHOLDERS' EQUITY

            On December 24, 1992, the Company issued 3,450,000 shares of its $1.00 par value common stock in a public offering. The price to the public was $15.50 per share. Net proceeds of the offering, after deducting all associated costs, were $50,366,000 or $14.60 per newly issued share.

            On May 6, 1994, in connection with the Company's investment in SHC, the Company issued warrants to purchase 150,000 shares of Showboat, Inc. common stock with an exercise price of $15.50 per share. The warrants were exercisable on issuance and are scheduled to expire on May 6, 1999. At December 31, 1994, all warrants were outstanding. The value of the warrants of $1,953,000 has been reported as part of the investment in SHC and will be amortized over the life of the principal assets.


    13. FOREIGN CURRENCY TRANSLATION

            Cumulative foreign currency translation adjustments at December 31, 1994, which represent the effects of translating the financial statements of the Company's foreign subsidiaries were:





                                                       (In thousands)

            Balance, January 1, 1994                    $    -

            Translation adjustments                        5,369

            Related income tax effect                     (1,879)
                                                        ---------
            Balance, December 31, 1994                    $3,490
                                                        =========











                                     -103-                       (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    14. SELECTED QUARTERLY DATA (Unaudited)

            Summarized unaudited financial data for interim periods for the years ended December 31, 1994 and 1993 are as follows:


                                     Quarter ended (a)              Year
                         ----------------------------------------   ended
                          3/31/94   6/30/94   9/30/94   12/31/94  12/31/94
                         --------- --------- ---------- --------- ---------
                                (In thousands except per share data)

        Net revenues      $88,432  $102,395   $113,231   $97,275  $401,333
        Income from
          operations       11,088    14,041     17,262     9,437    51,828
        Net income          3,440     5,354      5,915       990    15,699
        Net income per
          share              0.23      0.35       0.38      0.06      1.02


                                     Quarter ended (a)              Year
                         ----------------------------------------   ended
                          3/31/93   6/30/93   9/30/93   12/31/93  12/31/93
                         --------- --------- ---------- --------- ---------
                                (In thousands except per share data)

        Net revenues      $85,496   $92,706   $108,005   $89,520  $375,727
        Income from
          operations (b)    7,685    11,983     18,250     7,501    45,419
        Income before
          extraordinary
          loss and cumu-
          lative effect
          adjust-
          ment (c)(d)       1,921     3,751      7,356       436    13,464
        Net income (loss)   2,477    (2,928)     7,356       436     7,341
        Income before
          extraordinary
          loss and cumu-
          lative effect
          adjustment per
          share (c)(d)       0.13      0.24       0.48      0.03      0.89
        Net income (loss)
          per share          0.16     (0.20)      0.48      0.03      0.49





                                     -104-                       (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    14. SELECTED QUARTERLY DATA (Unaudited) (continued)

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

        (d) In the quarter ended June 30, 1993, the Company recognized an extraordinary loss of $6,679,000, net of tax, as a result of the redemption of all of its outstanding 11 3/8%
            Mortgage-Backed Bonds Due 2002 (Note 8).


    15. COMMITMENTS AND CONTINGENCIES

            In February 1994, the Company and Waterfront Entertainment and Development, Inc. formed Showboat Marina Partnerhip (SMP). SMP has filed a gaming application with the Indiana Gaming Commission to operate a riverboat on Lake Michigan in East Chicago, Indiana. Under the terms of the partnerhip agreement, Showboat will own 55% of SMP and is required to make an initial capital contribution of $1,000,000 and an additional contribution of $16,500,000 at such later dates as specified in an initial development budget.

            The Company is involved in various claims and legal actions arising in the ordinary course of business. Additionally, the State of New Jersey is currently auditing the Company's state income tax returns for the years ended June 30, 1986 through 1992. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.





                                     -105-                       (continued)











                         SHOWBOAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


    15. COMMITMENTS AND CONTINGENCIES (continued)

            In December 1995, the Company entered into a preliminary agreement with a thoroughbred racetrack in New Hampshire to finalize an agreement to develop and manage any additional gaming which may be authorized at the facility by the State of New Hampshire. In connection with the preliminary agreement, the Company loaned the operator of the racetrack $8,850,000. The loan is secured by a second mortgage on the racetrack. This note receivable is included in deposits and other assets on the Consolidated Balance Sheet.


    16. SUBSEQUENT EVENTS

            In February 1995, SSP (i) assigned its lease with the Orleans Levee Board for leased land, docking facilities and parking areas;
        (ii) sold the terminal building and other improvements it constructed on the leased land and (iii) sold certain personal property used at the terminal building for $6,000,000. Effective March 3, 1995, the Company purchased the remaining 50% of the equity of SSP from its partners for $25,000,000, subject to certain adjustments. In March 1995, the Company entered into an agreement to sell 100% of SSP for $52,000,000. The net proceeds of these transactions approximates the Company's cumulative investment in SSP. The investment in SSP has been reclassified to current assets as Investment in unconsolidated affiliate held for sale. As a result of certain issues related to the legality of dockside gaming in Orleans Parish, the Company ceased all operations at the Showboat Star Casino on March 9, 1995.

            In February 1995, the Company formed Randolph Riverboat Company L.L.C. (RLLC) to own and operate a riverboat casino near Kansas City, Missouri. RLLC will be 35% owned by the Company. The Company has contributed $13,000,000 to an escrow account for the benefit of RLLC. Additional capital contributions, if needed, will be made by the partners of RLLC pro rata with their respective interests. The Company currently contemplates that the majority of the financing for the project will be obtained through high yield debt and capital leases.

                          SCHEDULE II

                SHOWBOAT, INC. AND SUBSIDIARIES
               VALUATION AND QUALIFYING ACCOUNTS
                         (in thousands)
          Years Ended December 31, 1994, 1993 and 1992


                                  CHARGED
                      BALANCE AT  TO COSTS   CHARGED               BALANCE
                      BEGINNING   AND        TO OTHER  DEDUCTIONS  AT END
    DESCRIPTION       OF YEAR     EXPENSES   ACCOUNTS     (a)      OF YEAR

Year ended
 December 31, 1993:
  Allowance for
  doubtful accounts    $2,946      $  667     $ ---     $1,213     $2,400

Year ended
 December 31, 1992:
  Allowance for
  doubtful accounts     3,079       1,849       ---      1,982      2,946

Year ended
 December 31, 1991:
  Allowance for
  doubtful accounts     3,988       1,644       ---      2,553      3,079

(a) Accounts
    written off.


All other information is omitted because it is inapplicable.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following information is furnished with respect to each member of the Board of Directors or nominee thereto, each of whom, unless otherwise indicated, has served as a director continuously since the year shown opposite his or her name. Similar information is presented for the executive officers who are not directors. There are no family relationships between or among any of the Company's directors, nominees to the Board of Directors or executive officers, except J.K. Houssels and Jeanne
S. Stewart formerly were married and are the parents of J. Kell
Houssels, III.

IDENTIFICATION OF DIRECTORS AND NOMINEES

Name and Position with the          Age  Director  Background
Company(1)                               Since     Information(1)

J.K. HOUSSELS                       72   1960      Until May 1994,
(Nominee for term expiring  in                     President and Chief
 1998)                                             Executive Officer
 Chairman of the Board of the Com                  of the Company;
 pany, Showboat Operating Company,                 Vice Chairman of
 Showboat Development Company,                     the Board of Directors
 Ocean Showboat, Inc., Ocean Show                  of Union Plaza
 boat Finance Corporation, Show                    Hotel and Casino,
 boat Louisiana, Inc., Showboat                    Inc., Las Vegas,
 Missouri, Inc., Lake Pontchartrain                Nevada; until July
 Showboat, Inc., Showboat                          1991, Director of
 Indiana, Inc., Showboat Mohawk,                   First Western Financial
 Inc. and Showboat Australia Pty                   Corporation (savings
 Limited; Director of Atlantic                     and loan association),
 City Showboat, Inc.                               Las Vegas, Nevada.


WILLIAM C. RICHARDSON               68   1972      Independent
(Nominee for term expiring in 1998)                financial consultant,
 Director of the Company and Ocean                 Los Angeles, California;
 Showboat, Inc.                                    since January 1986,
                                                   arbitrator and mediator for
                                                   the American Arbitration
                                                   Association and self
                                                   regulatory organizations;
                                                   until March 1991,
                                                   President, Chief
                                                   Executive Officer
                                                   and Vice Chairman
                                                   of Western Capital
                                                   Financial Group,
                                                   Los Angeles,
                                                   California.


JOHN D. GAUGHAN                     74   1978      Chairman of the
(Term expires in 1997)                             Board and President
 Director of the Company and all                   of Exber, Inc.,
 subsidiaries.                                     doing business as
                                                   the El Cortez Hotel
                                                   and the Western
                                                   Hotel and Casino,
                                                   Las Vegas, Nevada;
                                                   Chairman of the
                                                   Board of Union
                                                   Plaza Hotel and
                                                   Casino, Inc., Las
                                                   Vegas, Nevada. (2)

JEANNE S. STEWART                   72   1979      Retired attorney,
(Nominee for term expiring in 1998)                Las Vegas, Nevada.
 Director of the Company and Ocean
 Showboat, Inc.



FRANK A. MODICA                     67   1980      Until February
(Term expires in 1997)                             1995, Executive
 Director of the Company and all                   Vice President and
 subsidiaries; Chairman of the                     Chief Operating
 Board of Atlantic City Showboat,                  Officer of the
 Inc.                                              Company and President
                                                   and Chief Executive
                                                   Officer of
                                                   Showboat Operating
                                                   Company; Director
                                                   of First Security
                                                   Bank (formerly Con
                                                   tinental National
                                                   Bank), Las Vegas,
                                                   Nevada.

H. GREGORY NASKY                    52   1983      From March 1994 to
(Term expires in 1997)                             February 1995,
 Executive Vice President of the                   Chief Executive
 Company; Secretary and Director                   Officer and Managing
 of the Company and all                            Director of
 subsidiaries.                                     Showboat Australia
                                                   Pty Limited and
                                                   Sydney Harbour
                                                   Casino; since March
                                                   1994, of counsel to
                                                   the law firm Kummer
                                                   Kaempfer Bonner &
                                                   Renshaw, Las Vegas,
                                                   Nevada, general
                                                   counsel to the
                                                   Company; until
                                                   February 1994, member
                                                   of the law firm
                                                   of Vargas &
                                                   Bartlett, Las Vegas
                                                   and Reno, Nevada,
                                                   previous general
                                                   counsel to the
                                                   Company.

J. KELL HOUSSELS, III               45   1983      From January 1990
(Term expires in 1997)                             to May 1994, Vice
 President, Chief Executive                        President of the
 Officer of the Company and                        Company; from May
 Showboat Development Company;                     1993 to June 1994,
 Director of Showboat, Inc. and                    President and Chief
 all subsidiaries; Executive Vice                  Executive Officer
 President of Ocean Showboat, Inc.                 of Atlantic City
                                                   Showboat, Inc.;
                                                   from January 1990
                                                   to May 1993, President
                                                   and Chief Operating
                                                   Officer of Atlantic City
                                                   Showboat, Inc.;

GEORGE A. ZETTLER                   67   1986      Since February
(Term expires in 1996)                             1994, President of
 Director of the Company and Ocean                 Zimex, Redondo
 Showboat, Inc.                                    Beach, California;
                                                   until January 1994,
                                                   President World
                                                   Trade Services
                                                   Group, Long Beach,
                                                   California; until
                                                   January 1991,
                                                   President, United
                                                   Export Trading
                                                   Company, Los
                                                   Angeles,
                                                   California.


CAROLYN M. SPARKS                   53   1991      Co-owner of
(Term expires in 1996)                             International
 Director of the Company and Ocean                 Insurance Services,
 Showboat, Inc.                                    Las Vegas, Nevada;
                                                   until January 1991,
                                                   Vice President,
                                                   Secretary and Treasurer
                                                   of International
                                                   Insurance Services,
                                                   Ltd.; until
                                                   December 1990,
                                                   claims administrator
                                                   for International
                                                   Insurance Services,
                                                   Ltd.; Director of
                                                   Southwest Gas Corporation;
                                                   Director of PriMerit
                                                   Bank - Federal Savings
                                                   Bank, Las Vegas,
                                                   Nevada; Regent,
                                                   University and Community
                                                   College System of Nevada.
_______________

(1)Positions held with the Company and any other business experience since 1988 and other directorships in companies with a class of securities registered under Section 12 of the Securities Exchange Act of 1934 ("Exchange Act") or subject to the requirements of
 Section 15(d) of the Exchange Act and companies registered under the Investment Company Act of 1940.

(2)Mr. Gaughan also owns the Nevada Hotel and Casino, the Gold Spike Inn and Casino, and a controlling interest in the Las Vegas Club
 Hotel & Casino, each of which is located in Las Vegas, Nevada.

NON-DIRECTOR EXECUTIVE OFFICERS

     G. Clifford Taylor, Jr., 49, has been Treasurer of the Company and Showboat Operating Company since February 1981. He served as Treasurer of Showboat Development Company from June 1983 to May 1993. He has been Treasurer of Ocean Showboat, Inc. since December 1983, Atlantic City Showboat, Inc. since June 1984 and Ocean Showboat Finance Corporation since December 1986. He also has served as the Assistant Secretary of the Company since May 1990. Until February 1995, Mr. Taylor was the Executive Vice President and Chief Operating Officer of Showboat Operating Company. He serves at the pleasure of the respective board of directors.

     R. Craig Bird, 48, has been Executive Vice President-Finance and Development of the Company since June 1994 and the Executive Vice President and Chief Operating Officer of Showboat Development Company since October 1993. Mr. Bird was Vice President-Financial Administration of Atlantic City Showboat, Inc. from March 1990 to October 1993. He serves at the pleasure of the respective boards of directors.

     Mark J. Miller, 38, has been Executive Vice President-Operations of the Company since June 1994; President and Chief Executive Officer of Atlantic City Showboat, Inc. since May 1994; Vice President-Finance of Ocean Showboat since April 1988; Vice President-Finance and Chief Financial Officer of Ocean Showboat since April 1991. From October 1993 to June 1994, Mr. Miller served as Executive Vice President and Chief Operating Officer of Atlantic City Showboat, Inc. and he was Vice President-Finance and Chief Financial Officer of Atlantic City Showboat, Inc. from December 1988 to October 1993. He serves at the pleasure of the respective boards of directors.

     Donald L. Tatzin, 43, has been an Executive Vice President of the Company since March 22, 1995 and an Executive Vice President of Showboat Development Company since April 1993.
Mr. Tatzin has been a consultant with Arthur D. Little, Inc., San Francisco, California since June 1976.

     Paul S. Harris, 59, has been Senior Vice President-Human
Resources of the Company since June 1994.  Mr. Harris served as
Vice President-Organization and Development of Atlantic City
Showboat, Inc. from July 1988 to June 1994.

     Leann Schneider, 41, has been Vice President-Finance and Chief Financial Officer of the Company and Showboat Operating Company since May 1990; Chief Financial Officer and Treasurer of Showboat Development Company since May 1993; Treasurer of Showboat Mohawk, Inc., Showboat Louisiana, Inc., Lake Pontchartrain Showboat, Inc. since July 1993; Treasurer of Showboat Indiana, Inc. since September 1993; and Treasurer of Showboat Missouri, Inc. since February 1995. From December 1989 until May 1990, she served as Vice President-Financial Relations and Chief Financial Officer of the Company. She serves at the pleasure of the respective boards of directors.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1994, all Section 16(a) filing requirements were complied with, except that one report of ownership for one transaction, covering an aggregate of three shares, was filed late by George A. Zettler, and one report of ownership for one transaction, covering an aggregate of 350 shares was filed late by R. Craig Bird. Mr. Zettler's late filing disclosed a purchase of Common Stock due to a dividend reinvestment which was inadvertently not timely reported on Mr. Zettler's Forms 4, and Mr. Bird's late filing disclosed a purchase of Common Stock by his children which also was inadvertently not timely reported on Mr. Bird's Forms 4.

INFORMATION CONCERNING BOARD AND COMMITTEE MEETINGS

     The entire Board of Directors met eleven times during the year ended December 31, 1994 and each incumbent director, other than Mr. Nasky, attended at least 75% of the board meetings held and committee meetings held for committees of which each was a member. Mr. Nasky resided in Sydney, Australia during 1994 assisting the Company's efforts to obtain the exclusive full-service gaming license in Sydney. Mr. Houssels, Mr. Houssels, III and Mr. Nasky are the only directors who are employees of the Company.

     The NOMINATING COMMITTEE met once during the twelve months ended December 31, 1994. The Nominating Committee's responsibilities include: interviewing potential nominees to the Board of Directors; recommending to the Board of Directors qualified nominees to fill Board of Directors vacancies; developing procedures to identify potential nominees to the Board of Directors; and developing criteria for Board of Directors membership. During 1994, the Nominating Committee consisted of Mr. Houssels, Mr. Richardson and Ms. Stewart.

     The Nominating Committee will consider nominees to the Board of Directors submitted in writing by shareholders to the Secretary of the Company at least seventy-five days prior to the initiation of solicitation of the shareholders for the election of directors in the event of an election other than at an annual meeting; and seventy-five days before the corresponding date that had been the record date for the previous year's annual meeting or seventy-five days before the date of the next annual meeting of shareholders announced in the previous year's proxy materials in the event of an election at an annual meeting. Such shareholder's written notice to the Secretary shall set forth:
(a) as to each person whom the shareholder proposes to nominate for election or re-election as a director (i) the name, age, business address, and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Company beneficially owned by the person, (iv) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations have to be made by the shareholder, (v) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and (vi) the consent of such nominee to serve as a director; and (b) as to the shareholder giving the notice, (i) the name and record address of such shareholder, and
(ii) the class and number of shares of capital stock of the Company which are beneficially owned by the shareholder.

     The COMPENSATION COMMITTEE met ten times during the twelve months ended December 31, 1994. Responsibilities include reviewing the performance of the Company's officers and recommending to the Board of Directors remuneration arrangements and compensation plans involving the Company's directors, executive officers, and key employees, including, but not limited to, the incentive bonus plans for the Company's Las Vegas and Atlantic City operations. The Compensation Committee also serves as the administrators of the 1989 Executive Long-Term Incentive Plan and the 1994 Executive Long Term Incentive Plan (collectively the "Incentive Plans"). Pursuant to the Incentive Plans, the Compensation Committee makes recommendations to the Board of Directors respecting the grant of options or awards of restricted stock and construes and interprets the Incentive Plan. During 1994, the Compensation Committee consisted of Mr. Richardson and Mr. Zettler.

     The AUDIT COMMITTEE met six times during the twelve months ended December 31, 1994. The Audit Committee's responsibilities and functions include: review of reports of independent public accountants to the Company; review of the Company's financial practices, internal controls and policies with officers and key personnel; review of such matters with the Company's independent public accountants to determine the scope of compliance and any deficiencies; select and recommend to the Board of Directors a firm of independent public accountants to audit annually the books and records of the Company; review and discuss the scope of such audit; report periodically on such matters to the Board of Directors; and perform such other functions as the Board of Directors from time to time shall delegate to said committee. During 1994, the Audit Committee consisted of Mr. Gaughan, Mr. Zettler, and Mrs. Sparks.

                     EXECUTIVE COMPENSATION

NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY'S PREVIOUS FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT MIGHT INCORPORATE FUTURE FILINGS, INCLUDING THIS PROXY STATEMENT, IN WHOLE OR IN PART, THE FOLLOWING COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION AND THE PERFORMANCE GRAPH ON PAGE 12 SHALL NOT BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION.

     OVERVIEW.  The Compensation Committee of the Board of
Directors ("Compensation Committee") administers the Company's executive compensation programs. The Compensation Committee presently consists of Mr. Richardson and Mr. Zettler.

     The compensation philosophy of the Company is based on two central objectives:

          * To provide competitive executive compensation opportunities to attract, motivate and retain qualified and motivated executive officers; and

          * To align the Company's financial results and the compensation paid to the Company's executive officers with the enhancement of shareholder value.

     The Company's compensation policy is structured so that executive officers' compensation is dependent, in one part, on the degree to which the Company achieves its current year business plan objectives, and in another part, on the increase of shareholder value.

     COMPENSATION PROGRAMS. The Company's compensation programs consist of a base salary, an annual incentive bonus, and an award of restricted stock and/or stock options. The base salary is targeted to fairly recognize each executive officer's unique value and historical contributions to the success of the Company in light of the industry median salary for the equivalent position in the relevant market. The annual incentive bonus is based on actual performance compared to pre-established quantitative and qualitative performance objectives which may include Company, operating subsidiary, and individual components. The Company and operating subsidiary performance is generally measured against the annual budgeted operating profits set forth at the beginning of the year for the Company and/or the particular operating subsidiary applicable to an individual. Individual goals are also set at the beginning of the year for each executive officer, and are determined through a series of meetings with the Company's Compensation Committee and outside compensation consultants. At the end of each quarter, an evaluation of performance compared to all relevant objectives is conducted in order to determine the incentive award amount earned. In no event may an executive officer receive an annual incentive award if pre-established threshold levels of performance are not achieved. The Company's long-term incentive compensation consists of awards of restricted stock and stock options. Awards of restricted stock, which are forfeited if the executive officer fails to be continuously employed by the Company or one of its subsidiaries, provide an incentive to the executive officer to remain in the employ of the Company. Awards of stock options become exercisable over time and only have value if the Company's Common Stock increases in value.

     The Compensation Committee believes that it is important to compensate executive officers on the basis of individual and Company financial performance, including the enhancement of shareholder value. To this end, the Compensation Committee actively uses the incentive-based compensation programs, namely, annual incentive bonuses and awards of restricted stock and/or stock options. For 1994, the bonus compensation and the award of restricted shares and options to the Chief Executive Officer and the four named executive officers represented the incentive-based compensation.

     CHIEF EXECUTIVE OFFICER. The base salary of J. Kell Houssels, III, the Company's President and Chief Executive Officer, is targeted to fairly recognize his leadership skills and management responsibilities in light of the median level for chief executive officers of similar gaming companies. Mr. Houssels, III salary was increased for the 1994 fiscal year based upon a review of compensation of similarly sized gaming companies. Mr. Houssels, III 1994 annual incentive award was based on pre-established management objectives which included both financial and non-financial objectives. Mr. Houssels, III financial objectives included a comparison of consolidated
EBITDA for Atlantic City Showboat, Inc. to budgeted EBITDA.
Mr. Houssels, III non financial objectives included (i) the implementation of the 1994 business plan for the Atlantic
City Showboat; (ii) continual improvement of customer experience and employee satisfaction at the Atlantic City Showboat; and
(iii) the development and implementation of the business plan and budget for Showboat's development division. Non-financial objectives included spearheading the Company's development activities both domestically and internationally. Additionally, Mr. Houssels, III received 10,000 restricted shares, which vest over a five-year period, and options to purchase 40,000 shares of Common Stock of the Company. The Committee believes that the primary duty of the Chief Executive Officer is to enhance shareholder value. The restricted shares and options were granted primarily based upon competitive practices within the gaming industry.

February 23, 1995        COMPENSATION COMMITTEE

                         William C. Richardson
                         George A. Zettler


     The following tables set forth compensation received by J.K. Houssels, the Company's Chief Executive Officer until May 1994, and J. Kell Houssels, III, the Company's Chief Executive Officer after May 1994, and the four other highest paid executive officers of the Company during the last fiscal year for each year of the three-year period ended December 31, 1994 for services rendered in all capacities to the Company and its subsidiaries:

                     SUMMARY COMPENSATION TABLE

                                                         Long-Term
                                                         Compensation
                                                         Awards                      Payouts(1)
Name and      Year     ANNUAL             Other Annual   Restricted  Securities      Long-Term    All Other
Principal           COMPENSATION          Compensation   Stock       Underlying      Incentive    Compensation
Position                                  ($)            Awards      Options/SARs    Plans        ($)
                                                         ($)(2)      (#)(3)          Payouts ($)
                    Salary ($) Bonus ($)

J.K. Houssels 1994  200,000    123,728     -0-           167,500     40,000          -0-           44,375(4)
 Chairman of  1993  200,000    144,070     -0-           -0-         -0-             -0-           33,178(5)
the Board     1992  200,000    128,718     -0-           -0-         -0-             -0-           44,824(6)
and,until
May 1994,
President
and Chief
Executive
Officer of
 the Company

J.Kell        1994  291,808    201,595     -0-           167,500     40,000          109,600(7)    25,290(10)
Houssels, III 1993  275,000    164,174     -0-           -0-         -0-             110,400(8)    19,513(11)
 President    1992  275,000    164,660     -0-           -0-         -0-             45,412(9)     19,403(12)
 and Chief
 Executive
 Officer of
 the Company
 since
 May 1994

Frank A.      1994  284,519    141,255     -0-           167,500(14) 40,000(15)      137,000(16)   38,341(18)
Modica        1993  275,000    154,077     -0-           -0-         -0-             110,400(8)    46,686(19)
 Executive    1992  275,000    152,232     -0-           -0-         -0-             95,607(17)    33,045(20)
 Vice
 President
 and Chief
 Operating
 Officer of
 the
 Company(13)

H. Gregory    1994  325,000    91,562      109,142(21)   125,625     30,000          -0-           13,640(22)
Nasky         1993  -0-        -0-         -0-           -0-         -0-             -0-           27,900(23)
 Executive    1992  -0-        -0-         -0-           -0-         -0-             -0-           23,800(23)
 Vice
 President of
 the Company

Donald L.     1994  381,631    15,000      -0-           -0-         20,000          -0-           3,932(25)
Tatzin        1993  -0-        -0-         -0-           -0-         -0-             -0-           188,063(26)
 Executive    1992  -0-        -0-         -0-           -0-         -0-             -0-           -0-
 Vice
 President of
 the
 Company(24)

Mark J.       1994  217,146    131,946     -0-           125,625     30,000          34,250(27)    14,982(30)
Miller        1993  165,499    81,515      -0-           -0-         -0-             34,500(28)    19,110(31)
 Executive    1992  148,308    79,787      -0-           -0-         -0-             6,813(29)     16,962(32)
 Vice
 President -
 Operations
 of the
 Company;
 President
 and Chief
 Operating
 Officer of
 Atlantic
 City
 Showboat,
 Inc.

  (1)Amounts represented in this column were received by the named individuals under either the Ocean Showboat, Inc. Stock Exchange Plan ("Stock Exchange Plan") or the Company's 1989 Executive Long Term Incentive Plan ("1989 Plan"), or both. Under the Stock Exchange Plan, the Company exchanged restricted shares of Common Stock for shares of Ocean Showboat, Inc. Common Stock. The restricted shares granted under the Stock Exchange Plan vested over a seven-year period, with the last of the restricted shares of Common Stock vesting in March 1992. The restricted shares granted under the 1989 Plan vested over a five-year period, with the last of the restricted shares vesting in March 1994.

  (2)Amounts represented in this column equal the number of restricted shares of Common Stock granted to the named individuals under the 1994 Executive Long Term Incentive Plan ("1994 Plan"), multiplied by the last reported sale price of the Common Stock on the New York Stock Exchange on the date of grant, or $16.750 per share. The restricted shares vest over a five-year period, with the last of the restricted shares of Common Stock vesting in March 1999; provided, however, that vesting on all such restricted shares will accelerate to the date of any change in control of the Company. This valuation does not take into account the diminution in value attributable to the restrictions applicable to the restricted shares. The number and dollar value of unvested restricted shares held on December 31, 1994, based on the last reported sale price of the Company's Common Stock on December 31, 1994, or $14.50 per share, was:
J.K. Houssels - 10,000 shares ($145,000); J. Kell Houssels, III - 10,000 shares ($145,000); Frank A. Modica - 10,000 shares
($145,000); H. Gregory Nasky - 7,500 shares ($108,750); and
Mark A. Miller - 7,500 shares ($108,750). Dividends are paid on all restricted shares at the same rate as on unrestricted shares.

  (3)Amounts represented in this column equal the number of shares of Common Stock underlying the stock options granted to the named individuals under the 1994 Plan.

  (4)Of this amount, $40,719 represents excess coverage life insurance and medical reimbursement costs and $3,656 represents the Company's contribution to Mr. Houssels' 401(k) Plan account.

  (5)Of this amount, $24,184 represents excess life insurance costs and $8,994 represents the Company's contribution to Mr.
Houssels' 401(k) Plan account.

  (6)Of this amount, $36,096 represents excess coverage life insurance costs and $8,728 represents the Company's contribution to Mr. Houssels' 401(k) Plan account.

  (7)This amount represents the vesting of 6,400 shares under the 1989 Plan.

  (8)This amount represents the vesting of 4,800 shares under the 1989 Plan.


  (9)Of this amount, $23,612 (1,733 shares) vested under the Stock Exchange Plan and $21,800 (1,600 shares) vested under the 1989 Plan.

  (10)Of this amount, $9,129 represents excess coverage life insurance, medical reimbursement and other miscellaneous costs and $16,161 represents the Company's contribution to Mr. Houssels, III's 401(k) Plan account.

  (11)Of this amount, $4,519 represents excess coverage life insurance and medical reimbursement costs, $6,000 represents an automobile allowance and $8,994 represents the Company's contribution to Mr. Houssels, III's 401(k) Plan account.

  (12)Of this amount, $4,675 represents excess coverage life insurance and medical reimbursement costs, $6,000 represents an automobile allowance and $8,728 represents the Company's contribution to Mr. Houssels, III's 401(k) Plan account.

  (13)Mr. Modica retired from his position as Executive Vice
President and Chief Operating Officer of the Company on
February 28, 1995.

  (14)Mr. Modica forfeited his right to the underlying restricted shares as a result of his retirement as an officer of the Company on February 28, 1995.

  (15)Mr. Modica forfeited his right to these options as a result of his retirement as an officer of the Company on February 28, 1995.

  (16)This amount represents the vesting of 8,000 shares under the 1989 Plan.

  (17)Of this amount, $73,807 (5,417 shares) vested under the Stock Exchange Plan and $21,800 (1,600 shares) vested under the 1989 Plan.

  (18)This amount includes $30,483 for excess coverage life insurance and medical reimbursement costs and $7,858 for forgiveness of indebtedness.

  (19)This amount includes $30,510 in costs for excess coverage life insurance and a $16,176 automobile allowance.

  (20)This amount includes $16,869 in medical reimbursement costs and a $16,176 automobile allowance.

  (21)This amount represents the purchase of 77,000 shares of the capital stock of Sydney Harbour Casino, including a gross up for taxes incurred, paid to Mr. Nasky as a one-time overseas premium for his work in Sydney, Australia.

  (22)Of this amount, $9,384 represents excess coverage life insurance, medical reimbursement and other miscellaneous costs and $4,256 represents the Company's contribution to Mr. Nasky's
401(k) Plan account.

  (23)This amount represents Mr. Nasky's fees received as a non-employee director of the Company.

  (24)Mr. Tatzin has been Executive Vice President of the Company since March 22, 1995. Mr. Tatzin's salary for the year ended
December 1994 was for his position as Executive Vice President of Showboat Development Company.

  (25)This amount represents the Company's contribution to Mr.
Tatzin's 401(k) Plan account.

  (26)This amount represents compensation paid to Mr. Tatzin for services performed as an independent contractor.

  (27)This amount represents the vesting of 2,000 shares under the 1989 Plan.

  (28)This amount represents the vesting of 1,500 shares under the 1989 Plan.

  (29)This amount represents the vesting of 500 shares under the 1989 Plan.

  (30)Of this amount, $4,552 represents excess coverage life insurance and medical reimbursement costs and $10,430 represents the Company's contribution to Mr. Miller's 401(k) Plan account.

  (31)Of this amount, $4,116 represents excess coverage life insurance and medical reimbursement costs, $6,000 represents an automobile allowance and $8,994 represents the Company's contribution to Mr. Miller's 401(k) Plan account.

  (32)Of this amount, $4,119 represents excess coverage life insurance and medical reimbursement costs, $6,000 represents an automobile allowance and $6,843 represents the Company's contribution to Mr. Miller's 401(k) Plan account.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

             Individual   Potential Realizable Value at Assumed
             Grants       Annual Rates of Stock Price Appreciation
                          for Option Term

Name         Number of    % of      Exercise   Expiration    5% ($)   10% ($)
             Securities   Total     or Base    Date
             Underlying   Options   Price
             Options      Granted   ($/Sh)(3)
             Granted      to
             (#)(1),(2)   Employees
                          in
                          Fiscal
                          Year

J.K.         40,000       3.6%      20.250     05/25/2004    509,405  1,290,931
Houssels

J. Kell      40,000       3.6%      20.250     05/25/2004    509,405  1,290,931
Houssels,
III

Frank A.     40,000       3.6%      20.250     05/25/2004    509,405  1,290,931
Modica(4)

H. Gregory   30,000       2.7%      20.250     05/25/2004    382,053  968,199
Nasky

Donald L.    20,000       1.8%      20.250     05/25/2004    254,702  645,466
Tatzin

Mark J.      30,000       2.7%      20.250     05/25/2004    382,054  968,199
Miller

 (1)Options granted under the Company's 1994 Executive Long Term Incentive Plan are exercisable commencing on March 31 in the year following the date of grant, with 20% of the shares covered thereby becoming exercisable at that time and with an additional 20% of the option shares becoming exercisable on each successive March 31. Full vesting of the options shall occur on March 31, 1999, provided, however, that vesting of all unexercised options shall accelerate to the date of any change in control of the Company.

 (2)The options were granted for a term of 10 years, subject to earlier termination in certain events related to death, retirement or termination of employment.

 (3)The exercise price is the last reported sale price of the Common Stock on the New York Stock Exchange on the date of grant of the options, or $20.250 per share. The tax withholding obligations related to exercise may be paid by delivery of already owned shares or by offset of the underlying shares, subject to certain conditions.

 (4)Mr. Modica forfeited his right to the options granted in 1994 as a result of his retirement as an officer of the Company on February 28, 1995.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
OPTION/SAR VALUES

                                    Number of     Value of Unexercised In-the-
                                    Securities    Money Options/SARs at
                                    Underlying    December 31, 1994 ($)
                                    Unexercised
                                    Options/SARs
                                    at
                                    December 31,
                                    1994 (#)

Name          Shares     Value      Exercisable   Unexercisable   Exercisable  Unexercisable
              Acquired   Realized
              on         ($)(1)
              Exercise
              (#)

J.K.          -0-        -0-        20,000        40,000          137,500      -0-
Houssels

J. Kell       -0-        -0-        32,000        40,000          220,000      -0-
Houssels,
III

Frank A.      -0-        -0-        32,000        40,000(1)       220,000      -0-
Modica

H. Gregory    -0-        -0-        9,000         30,000           47,750      -0-
Nasky

Donald L.     -0-        -0-        -0-           20,000          -0-          -0-
Tatzin

Mark J.       -0-        -0-        10,000        30,000           68,750      -0-
Miller

 (1)Mr. Modica forfeited his right to these options as a result of his retirement as an officer of the Company on February 28, 1995.

PENSION PLAN TABLE

     The Company maintains the Supplemental Executive Retirement Plan (the "SERP"), a nonqualified plan for highly compensated employees whose retirement benefits are restricted by limitations of the Code concerning qualified plans such as the 401(k) Plan. In general, a participant will receive a retirement benefit under the SERP equal to a percentage of his final average pay times such participant's years of service up to 15 years, less any benefits payable to such participant under the federal Social Security Act, the 401(k) Plan, or under any stock plan of the Company, with "final average pay" being the average of such participant's annual base salary for his last three consecutive years of service. A participant becomes vested in his benefits under the SERP upon the participant's 65th birthday or upon the participant's completion of 10 years of service if the participant is at least 55 years of age.

     The following table shows, as of December 31, 1994, the approximate annual retirement benefits under the SERP to eligible employees in specified compensation and years of service categories, assuming retirement occurs at age 65 and that benefits are payable only during the employee's lifetime. The estimated retirement benefits provided in the table have not been reduced by the amount of benefits payable to an individual participant under the federal Social Security Act, the 401(k) Plan, or under any stock plan of the Company.

                                 ESTIMATED ANNUAL BENEFIT ($)
3 YEARS FINAL                     YEARS OF SERVICE AT AGE 65
AVERAGE
COMPENSATION
                          10      15      20      25      30      35

125,000                 41,667  62,500  62,500  62,500  62,500  62,500
150,000                 50,000  75,000  75,000  75,000  75,000  75,000
175,000                 58,333  87,500  87,500  87,500  87,500  87,500
200,000                 66,667 100,000 100,000 100,000 100,000 100,000
225,000                 75,000 112,500 112,500 112,500 112,500 112,500
250,000                 83,333 125,000 125,000 125,000 125,000 125,000
300,000                100,000 150,000 150,000 150,000 150,000 150,000
400,000                133,000 200,000 200,000 200,000 200,000 200,000
450,000                150,000 225,000 225,000 225,000 225,000 225,000
500,000                166,667 250,000 250,000 250,000 250,000 250,000

     The years of service for certain employees as of December
31, 1994, are as follows:  Mr. Houssels, 32 years; Mr.
Houssels III, 9 years; Mr. Modica, 24 years; Mr. Nasky,
1 year; Mr. Tatzin, 1 year and Mr. Miller, 9 years.
The vested benefits to Mr. Houssels and Mr. Modica, $851,000 and
$1,661,000, respectively, under the SERP have been accrued by the Company.

EMPLOYMENT AGREEMENTS

     The Company has Employment Agreements (the "Agreements") with five of the six named executive officers and with eight additional executive officers and other key employees (collectively "employees" and individually "employee"). The Agreements are renewed, unless terminated, on an annual basis. The Agreements provide for severance benefits if the employee is terminated by the Company (other than for cause or by reason of the employee's retirement, death or disability) or by the employee for Good Reason (as defined in the Agreements) within 24 months after a Change in Control (as defined in the Agreements) or within 12 months after a Change in Control in the case of Messrs. Houssels and Houssels, III. Each Agreement provides that, in the event of a Potential Change in Control (as defined in the Agreements), the employee shall not voluntarily resign as an employee, subject to certain conditions, for at least six months after the occurrence of such Potential Change in Control.

     The Agreements provide for: (i) a lump-sum payment equal to 200% of the employee's annual salary if his employment was terminated by the Company or 100% of the employee's annual salary if his employment was terminated by the employee for Good Reason
(or, in the case of Messrs. Houssels and Houssels, III, 300% of their respective annual salary), plus 200% of the average bonuses awarded to the employee for the three fiscal years preceding the employee's termination if the employee's employment was terminated by the Company or 100% of the average bonuses awarded to employee for the three fiscal years preceding employee's termination if the employee's employment was terminated by the employee for Good Reason (or, in the case of Messrs. Houssels and Houssels, III, 300% of their respective average bonus for the three fiscal years preceding their respective termination) and
(ii) the reimbursement of legal fees and expenses incurred by the employee in seeking to enforce employee's rights under the Agreement. In addition, in the event that payments to the employee pursuant to employee's Agreement would subject such employee to a tax imposed by Section 4999 of the Internal Revenue
Code of 1986, as amended (the "Code"), the employee may reduce his severance benefits to an amount below the amount which would require the employee to pay such tax. Certain provisions of the Agreement could have the effect of delaying or preventing a Change in Control of the Company. Based on compensation levels as of December 31, 1994, assuming a Change in Control of the Company, each of Messrs. Houssels, Houssels, III, Nasky, Tatzin and, Miller would be entitled to receive a maximum lump-sum payment of $996,516, $1,372,237, $833,124, $793,262, and $549,468, respectively, under the Agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's executive compensation is determined by the Compensation Committee ("Compensation Committee") of the Board of Directors, no current member of which is or was an officer of the Company. Throughout 1994, the Compensation Committee consisted of Messrs. Zettler and Richardson.

PERFORMANCE GRAPH

     The following graph compares the cumulative total shareholder return on the Company's Common Stock for the last five years with the cumulative total return on the Standard & Poors 500 Composite Stock Index and an industry peer group index(1). The graph assumes that $100 is invested in December 31, 1989 in each of the Company's Common Stock, the S&P 500 Composite Stock Index and the industry peer group index. The total return assumes the reinvestment of dividends.

Company/Index Name               1990   1991     1992    1993     1994

Showboat, Inc.                   44.07  97.47    189.39  181.89   164.63
S&P 500 Index                    96.89  126.42   136.05  149.76   151.74
Industry Peer Group Index        85.56  103.12   154.36  166.19   162.98

     1. The industry peer group index includes the following companies: Alliance Gaming Corp. (f/k/a United Gaming, Inc.), American Gaming & Entertainment Ltd. (f/k/a Gamma International Ltd.) Aztar Corp., Bally Entertainment Corp. (f/k/a Bally Mfg. Corp.), Caesar's World, Inc., Cedar Fair L.P., Circus Circus Enterprises, Inc., Disney (Walt) Company, Elsinore Corp., Grand Casinos Inc., Great American Recreation, Inc., Jackpot Enterprises, Inc., Jillians Entertainment Corp., MGM Grand, Inc., Mirage Resorts, Inc., Pratt Hotel Corp., Resorts International, Inc., Rio Hotel & Casino, Inc., S-K-I Ltd., Sahara Gaming Corporation, Sands Regent and Showboat, Inc. These companies have the Standard Industrial Code 7990 - Miscellaneous Amusement & Recreation Services.

                    [PERFORMANCE GRAPH]

                   COMPENSATION OF DIRECTORS

REMUNERATION OF NON-EMPLOYEE DIRECTORS.

     For 1994, each non-employee director received a retainer of $3,000 per quarter plus attendance fees of $2,000 per meeting attended. Such fees are paid by the Company and Ocean Showboat, Inc., as applicable. In addition, non-employee members of each committee are paid $850 for each committee meeting attended. Only non-employee directors receive the retainer or attendance fees. Reasonable out-of-pocket expenses incurred in attending scheduled meetings are reimbursed as to all directors.

1989 DIRECTORS' STOCK OPTION PLAN.

     The Company maintains a director stock option plan entitled the 1989 Directors' Stock Option Plan ("Option Plan"). The Option Plan is designed to encourage non-employee directors to take a long-term view of the affairs of the Company; to attract and retain new superior non-employee directors; and to aid in compensating non-employee directors for their services to the Company. The Company's non-employee directors are William C. Richardson, John D. Gaughan, Jeanne S. Stewart, George A. Zettler and Carolyn M. Sparks.

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

     The administration of the Option Plan is carried out by a committee ("Committee") consisting of not less than two non-employee directors of the Company selected by and serving at the pleasure of the Company's Board of Directors. The Committee, unless permitted by holders of the majority of outstanding Common Stock, shall not have any discretion to determine or vary any matters which are fixed under the terms of the Option Plan.
Fixed matters include, but are not limited to, which non-employee directors shall receive awards, the number of shares of the Common Stock subject to each option award, the exercise price of any option, and the means of acceptable payment for the exercise of the option. The Committee shall have the authority to otherwise interpret the Option Plan and make all determinations necessary or advisable for its administration. All decisions of the Committee are subject to approval of the Company's Board of Directors. Current members of the Committee are Messrs. Zettler and Richardson.

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

     The option exercise price is the greater of $7.625 or the fair market value, as defined under the Option Plan, of the Common Stock on the date such options are granted. The per share exercise price of options granted during 1994 pursuant to the Option Plan was $20.25.

     As of December 31, 1994, options representing 71,000 shares have been granted to the current five non-employee directors and two former non-employee directors and a director who has since become an employee. Of the outstanding options, options representing 66,000 shares are currently exercisable. The balance may not be exercised until May 25, 1995. As of December 31, 1994, none of the options granted pursuant to the Option Plan have been exercised.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth the number of shares of Common Stock subject to options held by the Company's directors and those executive officers named in the Summary Compensation Table, by all directors and executive officers as a group, and by persons beneficially owning more than 5% of the outstanding Common Stock at the close of business on March 28, 1995. The address for all directors and executive officers of the Company is: Showboat, Inc., 2800 Fremont Street, Las Vegas, Nevada 89104. Security ownership was verified with filings with the Securities and Exchange Commission received by the Company, and according to individual verification as of March 28, 1995, which the Company solicited and received from the beneficial owners listed in the following table:

Name                Amount and Nature of Beneficial Ownership

                    Number of      Number of      Total Number of  Percent
                    Shares         Shares         Shares
                    Beneficially   Subject to     Beneficially
                    Owned          Options        Owned
                    Excluding      Beneficially
                    Shares         Owned(2)
                    Subject to
                    Options(1)

J.K. Houssels(3)    1,183,077      28,000          1,211,077      7.9
                    (4)

William C.          5,000          10,000          15,000         *
Richardson

John D. Gaughan     174,824        10,000          184,824        1.2
                    (5)

Jeanne S. Stewart   404,686        10,000          414,686        2.7

Frank A. Modica     71,169(6)      32,000          121,169        *

H. Gregory Nasky    15,760(7)      15,000          30,760         *

J. Kell Houssels,   93,017         40,000          133,017        *
III(8)

George A. Zettler   1,958          10,000          11,958         *

Carolyn M. Sparks   350,058        8,000           358,058        2.3
                    (9)

Mark J. Miller(10)  12,700         16,000          28,700         *

All Directors and   2,353,099      237,400         2,590,499      16.6
Executive Officers
as a Group
(15 persons)

FMR Corp.           937,150        0               937,150        6.1
                    (11)

State of Wisconsin  1,461,000      0               1,461,000      9.5
Investment Board    (12)

MacKay-Shields      955,800        0               955,800        6.2
Financial           (13)
Corporation

Massachusetts       983,550        0               983,550        6.4
Financial           (14)
Services Company
_____________________

    * Beneficial ownership does not exceed 1% of the outstanding Common
Stock.

    (1)Unless otherwise specifically stated herein, each person has sole voting power and sole investment power as to the identified Common
Stock ownership.

    (2)Shares subject to currently exercisable options or otherwise subject to issuance within 60 days of March 28, 1995, pursuant to either the 1989 Directors' Stock Option Plan, the 1989 Executive Long Term Incentive Plan, or the 1994 Executive Long Term Incentive Plan.

    (3)Mr. Houssels may be deemed to be a control person. Mr. Houssels is the Chairman of the Board of the Company.

    (4)Mr. Houssels' shareholdings include 11,450 shares held in his individual retirement account and 35,700 shares as a trustee of the J.K. Houssels, Jr., 1976 Trust Agreement. He disclaims beneficial ownership of 8,800 shares owned by his wife and such shares are excluded from this table.

    (5)Mr. Gaughan's shareholdings include 86,000 shares held by Exber, Inc., a Nevada corporation controlled by Mr. Gaughan, and 69,674 shares over which he shares voting power and investment power with his wife.

    (6)Mr. Modica's shareholdings include 71,169 shares held by him as trustee of the Frank A. Modica Revocable Family Trust. In 1994, Mr. Modica was awarded 10,000 restricted shares of Common Stock and options to purchase 40,000 shares of Common Stock pursuant to the 1994 Executive Long Term Incentive Plan. Mr. Modica forfeited his right to those restricted shares and options as a result of his retirement as an officer of the Company on February 28, 1995.

    (7)Mr. Nasky is the Secretary of the Company. Mr. Nasky's shareholdings include 1,250 shares owned by Mr. Nasky's wife over which he does not have voting power or investment power.

    (8)Mr. Houssels, III is the President and Chief Executive Officer of the Company.

    (9)Mrs. Sparks' shareholdings include 227,000 shares beneficially owned by her as a co-trustee of the Fred L. Morledge Family Trust and 123,058 shares beneficially owned by her as a co-trustee of The Sparks Family Trust.

    (10)Mr. Miller is the Executive Vice President-Operations of the Company. Mr. Miller is also the President and Chief Executive Officer of Atlantic City Showboat, Inc., a subsidiary of the Company.


    (11)FMR Corp. ("FMR"), the parent holding company of Fidelity Management & Research Company, reported on a Schedule 13G dated February 13, 1995, that it has sole investment discretion with respect to all of such shares and sole voting discretion with respect to 51,400 of such shares. FMR's address is 82 Devonshire Street, Boston, MA 02109.

    (12)State of Wisconsin Investment Board ("Investment Board"), a Wisconsin State Agency, reported on a Schedule 13G dated February 13, 1995, that it has sole voting and investment discretion to all such shares. The Investment Board's address is P.O. Box 7842, Madison, Wisconsin 53707.

    (13)MacKay-Shields Financial Corporation ("MSFC") reported on a
Schedule 13G dated February 10, 1995, that it has sole voting and investment discretion to all such shares. With respect to such shares, MSFC beneficially owns 854,800 shares or 5.4% of the total outstanding Common Stock at December 31, 1994, on behalf of Main Stay High Yield Corporate Bond Fund, an investment company registered under the Investment Company Act of 1940. MSFC's address is 9 West 57th Street, New York, New York 10019.

    (14)Massachusetts Financial Services Company ("MFSC") reported on a
Schedule 13G dated February 6, 1995, that it has sole voting and investment discretion as to all such shares. MFSC's address is 500 Boylston Street, Boston, Massachusetts 02116.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company entered into a five-year lease agreement with Exber, Inc. commencing on February 15, 1994, for land nearby the Las Vegas
Showboat. Exber, Inc., a Nevada corporation controlled by John D. Gaughan, a Director of the Company, has rights to the land pursuant to a sublease agreement dated November 5, 1966. The Company pays monthly rent of $13,095.80 and has an option to purchase the land and all of Exber, Inc.'s rights thereto for the purchase price of $1,400,000.00.

    The Company's subsidiary, ACSI, leases space at the Atlantic City Showboat to R. Craig Bird for the operation of a gift shop and certain vending machines. During 1994, Mr. Bird paid rent and vending commissions to ACSI in the amount of $100,000 and $240,394, respectively.

    Carolyn M. Sparks, a director of the Company, is a co-owner of International Insurance Services, Ltd. The Company engaged International Insurance Services, Ltd. as its insurance adjuster for the Company's Nevada subsidiaries. During 1994, the Company paid International Insurance Services, Ltd. $100,081.00 for services rendered to the Company.

    At all times during 1994, H. Gregory Nasky was a director of the Company and the Secretary of the Company and its subsidiaries. Additionally, Mr. Nasky was a member of the law firm of Vargas & Bartlett, previous general counsel to the Company. On March 1, 1994, Vargas & Bartlett was reorganized from which the law firm of Kummer Kaempfer Bonner & Renshaw was formed and it succeeded as general counsel to the Company. Mr. Nasky is of counsel to Kummer Kaempfer Bonner & Renshaw. During 1994, the law firm of Vargas & Bartlett was paid $13,435.50 by the Company's Nevada gaming subsidiary, $2,275.00 by the Company's New Jersey subsidiaries, $75,727.50 by the Company in connection with its expansion opportunities, and $37,369.00 by the Company for other parent company matters. During 1994, the law firm of Kummer Kaempfer Bonner & Renshaw was paid $64,128.50 by the Company's Nevada gaming subsidiary, $46,582.55 by the Company's New Jersey subsidiaries, $141,853.49 by the Company in connection with its expansion opportunities, $165,095.50 by the Company in connection with a public offering, and $174,229.00 by the Company for other parent company matters.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(l) The following consolidated financial statements of the Company and its subsidiaries have been filed as a part of this report (See "Item 8: Financial Statements and Supplementary Data"):

          Independent Auditors' Report;

          Consolidated Balance Sheets at December 31, 1994 and 1993;

          Consolidated  Statements of Income for the Years Ended
          December 31, 1994, 1993 and 1992;

          Consolidated Statements of Shareholders' Equity for the
          Years Ended December 31, 1994, 1993 and 1992;

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992; and

          Notes to Consolidated Financial Statements

   (2)    The following additional information for the Years Ended
          December 31, 1994, 1993 and 1992 is submitted herewith, SEE ITEM 8., FINANCIAL STATEMENT AND SUPPLEMENTARY DATA:

          All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

   (3)    Exhibits(1)

EXHIBIT
NUMBER                        DESCRIPTION(2)

3.01      Restated Articles of Incorporation of the Company dated July
          23, 1994, is incorporated herein by reference from the Company's Amendment No. 1 to Registration Statement on Form S-3 dated July 8, 1994 (file no. 33-54325), Item 16, Exhibit 4.02.

3.02 Restated Bylaws of the Company dated February 25, 1993, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1992, Part IV, Item 14(a)(3),
          Exhibit 3.02.

4.01 Specimen common stock certificate for the Common Stock of the Company is incorporated herein by reference from the Company's Amendment No. 1 to Registration Statement on Form S-
          3 dated July 8, 1994 (file no. 33-54325), Item 16, Exhibit 4.01.

4.02      Indenture for the 9 1/4% First Mortgage Bonds due 2008 among the Company, OSI, ACSI, SBOC, and Trustee dated May 18, 1993; Guaranty in favor of the Trustee issued by OSI, ACSI and SBOC; and Form of Bond Certificate for the 9 1/4% First Mortgage Bonds due 2008 are incorporated herein by reference from the Company's Form 8-K dated May 18, 1993, Item 5, Exhibit 28.01. First Supplemental Indenture for the 9 1/4% First Mortgage Bonds among the Company, OSI, ACSI, SBOC and Trustee dated July 18, 1994; Showboat Development Company Security and Pledge Agreement between SDC and the Trustee dated July 18, 1994; and Showboat Louisiana, Inc. Security and Pledge Agreement between SLI and the Trustee dated July 18, 1994.
______________
     (1)Copies of exhibits to this form 10-K will be furnished to any requesting security holder who furnishes the Company a list identifying the exhibits to be copied by the Company at a charge of $.25 per page.

     (2)All exhibits which are incorporated by reference are incorporated from the Company's respective periodic reports, Securities and Exchange Commision File Number 1-7123

4.03 Indenture for the 13% Senior Subordinated Notes Due 2009 by and among the Company, OSI, ACSI, SBOC, and Trustee dated August 10, 1994; Guaranty in favor of the Trustee issued by OSI, ACSI and SBOC; and Form of Note Certificate for the 13% Senior Subordinated Notes due 2009 are incorporated herein by reference from the Company's Form 8-K dated August 10, 1994, Item 5,
          Exhibit 4.01.

10.01     Ground Lease between OSI and Resorts International, Inc.
          ("Resorts") dated October 26, 1983 is incorporated by reference herein from the Company's Form 8-K, as amended by the Form 8, filed with the Securities and Exchange Commission on November 28, 1983. Assignment and Assumption of Leases between OSI and ACSI dated December 3, 1985; First Amendment to Agreement between
          Resorts and ACSI dated January 15, 1985; Second Amendment to
          Lease Agreement between Resorts and ACSI dated July 5, 1985 are incorporated herein by reference from the Form 10-K for the Year Ended June 30, 1985, Part IV, Item 14(a)(3), Exhibit 10.02.
          Restated Third Amendment to Lease Agreement dated August 28, 1986 between Resorts and ACSI is incorporated herein by reference from the Form 10-K for the Year Ended June 30, 1986, Part IV, Item 14(a)(3), Exhibit 10.08; Fourth Amendment to Lease Agreement by and between Resorts and ACSI dated December 16, 1986; Fifth
          Amendment to Lease Agreement between Resorts and ACSI dated March
          2, 1987; Sixth Amendment to Lease Agreement between Resorts and
          ACSI dated March 13, 1987; Indemnity Agreement among Resorts,
          ACSI, and OSI dated January 15, 1985; and Amended Indemnity Agreement among Resorts, ACSI, and OSI dated December 3, 1985 are incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit
          10.02; and Seventh Amendment to Lease Agreement between Resorts and ACSI dated October 18, 1988 is incorporated herein by reference from the Company's Form 8-K dated November 16, 1988,
          Item 7(c), Exhibit 28.01; and Eighth Amendment to Lease Agreement by and between ACSI and Resorts International, Inc. dated May 18, 1993 is incorporated herein by reference from the Company's Form 8-K, dated May 18, 1993, Item 5, Exhibit 28.06.

10.02 Tax Allocation Agreement among the Company and each of its subsidiaries dated effective May 10, 1993, is incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.11. First Amendment to Tax Allocation Agreement among the Company and each of its subsidiaries dated effective May 10, 1993 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1993,
          Part IV, Item 14(a)(3), Exhibit 10.07.

10.03 Promissory Note in the principal amount of $56,801.75 between the Company and Frank A. Modica dated December 31, 1993 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.08.

10.04 Form of Indemnification Agreement between SBO and each director and officer of the Company is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1987, Part IV, Item 14(a)(3), Exhibit 10.13.

10.05 Statement regarding the Company's Incentive Bonus Plans is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1992, Part IV, Item 14(a)(3),
          Exhibit 10.12.

10.06 Parent Services Agreement by and between Company and ACSI dated November 21, 1985 is incorporated herein by reference from the Company's Form 8-K dated November 25, 1985, Item 7(c), Exhibit
          10.01. Amendment No. 1 to Parent Services Agreement by and between the Company and ACSI dated February 1, 1987 is incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit
          10.17. Amendment No. 2 to Parent Services Agreement by and between the Company and ACSI dated December 31, 1990 is incorporated herein by reference from the Company's Form 8-K dated December 31, 1990, Item 7(c), Exhibit 28.01. Amendment
          No. 3 to Parent Services Agreement by and between the Company and ACSI dated May 8, 1991, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1991,
          Part IV, Item 14(a)(3), Exhibit 10.14. Amendment No. 4 to Parent Services Agreement by and between the Company and ACSI dated August 17, 1993, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1993, Part IV,
          Item 14(a)(3), Exhibit 10.11.

10.07 Closing Escrow Agreement among Housing Authority and Urban Redevelopment Agency of the City of Atlantic City, Resorts, ACSI, Trump Taj Mahal Associates Limited Partnership, and Clapp & Eisenberg, P.C. dated as of September 21, 1988; Agreement as to Assumption of Obligations with respect to Properties among ACSI, Trump Taj Mahal Realty Corp. dated as of September 21, 1988; First Amendment of Agreement as to Assumption of Obligations with respect to Properties among ACSI, Trump Taj Mahal Associates Limited Partnership, and Trump Taj Mahal Realty Corp. dated as of September 21, 1988; Settlement Agreement among ACSI, Trump Taj Mahal Associates Limited Partnership, Trump Taj Mahal Realty Corp., Resorts and the Housing Authority and Urban Renewal Redevelopment Agency of the City of Atlantic City dated October 18, 1988; Tri-Party Agreement among Resorts

          International, Inc., ACSI  and Trump Taj Mahal Associates
          Limited Partnership dated October 18, 1988; Declaration of Easement and Right of Way Agreement between the Housing Authority and Redevelopment Agency of the City of Atlantic City, as grantor, and ACSI, as grantee, dated October 18, 1988; and Certificate of Trump Taj Mahal Associates Limited Partnership and Resorts, dated November 16, 1988 are incorporated herein by reference from the Company's Form 8-K dated November 16, 1988,
          Item 7(c), Exhibit 28.01. Revised Second Amendment to Agreement as to Assumption of Obligations with respect to Properties among ACSI, Trump Taj Mahal Associates Limited Partnership and Trump Taj Mahal Realty Corp. dated as of May 24, 1989, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1989, Part IV, Item 14(a)(3), Exhibit 10.17.

10.08 Lease between the Company and Showboat Operating Company, dated January 1, 1989 is incorporated herein by reference from the Company's Form 8-K dated January 1, 1989, Item 7(c), Exhibit 28.01.

10.09 Management Services Agreement between the Company and SBOC dated January 1, 1989, is incorporated herein by reference from the Company's Form 8-K dated January 1, 1989, Item 7(c), Exhibit 28.03.

10.10 Promissory Note in the principal amount of $20,400.69 among the Company, R. Craig Bird and Debra E. Bird dated August 5, 1993, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.15.

10.11 Securities Purchase Contract between the Casino Reinvestment Development Authority and ACSI dated March 29, 1988, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1988, Part IV, Item 14(a)(3), Exhibit 10.23.

10.12 Lease of Retail Store No. 7 among ACSI, R. Craig Bird and Debra E. Bird dated April 10, 1987; and Guaranty of Lease among ACSI, R. Craig Bird and Debra E. Bird are incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31,
          1988, Part IV, Item 14(a)(3), Exhibit 10.24.

10.13 ACSI Executive Health Examinations Plan effective date January 1, 1989 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1989, Part IV, Item 14(a)(3), Exhibit 10.24.

10.14 ACSI Executive Medical Reimbursement Plan, effective date August 15, 1991, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1991, Part IV, Item 14(a)(3), Exhibit 10.23.

10.15     Showboat, Inc. 1989 Long Term Incentive Plan as Amended and
          Restated February 25, 1993, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1992, Part IV
          Item 14(a)(3), Exhibit 10.23.

10.16 Letter agreement dated September 23, 1992 between Trump Taj Mahal Associates and ACSI and letter agreement dated October 26, 1992 to Trump Taj Mahal Associates from Atlantic City Showboat, Inc. are incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1992, Part IV, Item 14(a)(3), Exhibit 10.24.

10.17 Showboat, Inc. 1989 Directors' Stock Option Plan as Amended and Restated February 25, 1993, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1992,
          Part IV, Item 14(a)(3), Exhibit 10.27.

10.18 Deed of Trust, Assignment of Rents, Security Agreement made by the Company to Nevada Title Company for the benefit of Trustee dated as of May 18, 1993; Showboat, Inc. Security and Pledge Agreement between the Company and The Trustee dated as of May 18, 1993; Trademark Security Agreement by the Company in favor of the Trustee dated as of May 18, 1993; Unsecured Indemnity Agreement executed by the Company in favor of the Trustee dated May 18, 1993; and Showboat Operating Company Security Agreement between SBOC and the Trustee dated as of May 18, 1993, are incorporated by reference from the Company's Form 8-K, dated May 18, 1993, Item 5,
          Exhibit 28.02.

10.19 Leasehold Mortgage, Assignment of Rents, Security Agreement ("Guaranty") made by ACSI for the benefit of Trustee dated May 18, 1993; Assignment of Leases and Rents by and between ACSI and Trustee dated as of May 18, 1993; and Ocean Showboat, Inc. Security and Pledge Agreement between OSI and the Trustee dated as of May 18, 1993 are incorporated by reference from the Company's Form 8-K, dated May 18, 1993, Item 5, Exhibit 28.03.

10.20 Intercompany Note in the principal amount of $215.0 million, dated as of May 18, 1993; Assignment of Lease and Rents by and between ACSI and the Company dated as of May 18, 1993; and Issuer Collateral Assignment executed by ACSI in favor of Trustee dated May 18, 1993 are incorporated by reference from the Company's Form 8-K, dated May 18, 1993, Item 5, Exhibit 28.04.

10.21 First Amendment to the Leasehold Mortgage, Assignment of Rents and Security Agreement among ACSI and the Company dated July 9, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993, Item 5, Exhibit 28.01.

10.22 First Amendment to the Leasehold Mortgage, Assignment of Rents and Security Agreement among ACSI and IBJ Schroder Bank & Trust Company dated July 9, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993, Item 5, Exhibit 28.02.

10.23 Assignment of Rights under Agreement by ACSI, as assignee, to IBJ Schroder Bank & Trust Company dated July 9, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993,
          Item 5, Exhibit 28.03.

10.24 Form of Deed for Sale of Land for Private Redevelopment for Tract 1 and Tract 2 each dated July 7, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993, Item 5, Exhibit 28.04.

10.25 Use and Occupancy Agreement between ACHA and ACSI dated July 7, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993, Item 5, Exhibit 28.05.

10.26 Standard Form of Agreement between Owner and Contractor (AIA Document A111) executed by ACSI and T.N. Ward Company dated July 2, 1993 is incorporated by reference from the Company's Form 8-K, dated July 2, 1993, Item 5, Exhibit 28.01.

10.27 Standard Form of Agreement Between Owner and Contractor (AIA Document A111) executed by ACSI and T.N. Ward Company dated September 15, 1993 is incorporated by reference from the Company's Form 8-K, dated July 2, 1993, Item 5, Exhibit 28.02.

10.28 Showboat Star Partnership Agreement between Star Casino, Inc. and Showboat Louisiana, Inc. dated July 2, 1993 and First Amendment to Showboat Star Partnership Agreement between Star Casino, Inc. and Showboat Louisiana, Inc. dated July 20, 1993 are incorporated by reference from the Company's Form 8-K, dated July 2, 1993,
          Item 5, Exhibit 28.01; Second Amendment to Showboat Star Partnership Agreement between Star Casino, Inc. and Showboat Louisiana, Inc. dated August 1, 1993 and Third Amendment to Showboat Star Partnership Agreement between Star Casino, Inc and Showboat Louisiana, Inc. dated March 1, 1994 are incorporated by reference from the Company's Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.35. Fourth Amendment to Showboat Star Partnership Agreement between Star Casino, Inc. and Showboat Louisiana, Inc. dated October 1, 1994, Fifth Amendment to Showboat Star Partnership Agreement between Star Casino, Inc. and Showboat Louisiana, Inc. dated January 26, 1995 and Sixth Amendment to Showboat Star Partnership Agreement between Star Casino, Inc. and Showboat Louisiana, Inc. dated March 17, 1995.

10.29 Management Agreement by and between Lake Pontchartrain Showboat, Inc. and Star Casino, Inc. dated May 24, 1993 is incorporated by reference from the Company's Form 8-K, dated July 2, 1993, Item 5, Exhibit 28.02.

10.30 Marine Management Services Agreement between Louisiana Riverboat Services, Inc. and Showboat Star Partnership dated September 30, 1993 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.37.

10.31 Agreement between Showboat, Inc., Showboat Indiana, Inc., Showboat Operating Company, Showboat Development Company, Showboat Indiana Investment Limited Partnership and Waterfront Entertainment and Development, Inc. dated September 13, 1993; and Showboat Marina Partnership Agreement between Waterfront Entertainment and Development, Inc. and Showboat Investment Limited Partnership dated January 31, 1994 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.38.

10.32 Lease between the Company and Exber, Inc. effective January 14, 1994; and Sublease between Dodd Smith and John D. Gaughan and Leslie C. Schwartz, dated November 5, 1966 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.39.

10.33 Lease between Showboat Star Partnership and Orleans Levee District dated February 18, 1993 and First Amendment to Lease dated August 27, 1993 are incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1993,
          Part IV, Item 14(a)(3), Exhibit 10.40.

10.34 Lease between Showboat Star Partnership and Orleans Levee District dated February 1, 1994 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.41.

10.35 Lease between Showboat Operating Company and Ventroy Associates executed on December 20, 1993 is incorporated by reference from the Company's Form 10-K for the Year Ended December 31, 1993,
          Part IV, Item 14(a)(3), Exhibit 10.42.

10.36 Showboat, Inc. 1994 Executive Long Term Incentive Plan, effective May 25, 1994.

10.37 Showboat, Inc. Supplemental Executive Retirement Plan, effective April 1, 1994.

10.38     Showboat, Inc. Restoration Plan, effective April 1, 1994.

10.39 Form of Severance Agreement between the Company and certain executive officer and key employees of the Company and its subsidiaries.

10.40 Operating Agreement dated January 25, 1995, between Showboat Missouri, Inc. and Randolph Riverboat Company, Inc.; Management Agreement dated January 25, 1995, between SBOC and Randolph Riverboat Company, Inc.; Administrative Services Agreement dated January 25, 1995 between SBOC and Randolph Riverboat Company, L.L.C.; Trademark License Agreement dated January 25, between the Company and Randolph Riverboat Company, L.L.C.

10.41 Purchase and Sale Agreement dated January 4, 1995, between Showboat Star Partnership and Belle of Orleans, L.L.C.; Assignment of Leases dated January 4, 1995 between Showboat Star Partnership and Belle of Orleans, L.L.C.; Sublease dated January 4, 1995, between Showboat Star Partnership and Belle of Orleans, L.L.C.

10.42 Non-Negotiable Mortgage Promissory Note dated December 28, 1994, in the principal amount of $8,850,000, by Rockingham Venture, Inc. in favor of the Company; Mortgage and Security Agreement dated December 28, 1994, between Rockingham Venture, Inc. and the Company.

10.43 Promissory Note dated January 1, 1994, in the principal amount of $18,600,000 by Showboat Louisiana, Inc. in favor of the Company, which Promissory Note expired on March 1, 1994; Promissory Note dated March 1, 1994, in the principal amount of $27,905,388 by Showboat Louisiana, Inc. in favor of the Company, which Promissory Note expired on December 31, 1994; and Promissory Note dated January 1, 1995, in the principal amount of $23,807.832.11 by Showboat Louisiana, Inc. in favor of the Company.

10.44 Promissory Note dated March 2, 1995, in the principal amount of $25,000,000 by Lake Pontchartrain Showboat, Inc. and Showboat Louisiana, Inc. in favor of Showboat, Inc.

10.45 Promissory Note dated March 19, 1995, in the principal amount of $15,000,000 by Atlantic City Showboat, Inc. and the Company.

10.46 Lease dated December 22, 1994, between Housing Authority and Urban Redevelopment Agency of the City of Atlantic City and Atlantic City Showboat, Inc.; Tri-Party Agreement dated May 26, 1994, among Housing Authority and Urban Redevelopment Agency of the City of Atlantic City, Forest City Ratner Companies and Atlantic City Showboat, Inc.; Terms and Conditions Part II of Contract for Sale of Land for Private Redevelopment between Housing Authority and Urban Redevelopment Agency of the City of Atlantic City and Atlantic City Showboat, Inc.; and Rider to Contract for Sale of Land for Private Redevelopment between Housing Authority and Urban Redevelopment Agency of the City of Atlantic City and Atlantic City Showboat, Inc.

21.01     List of Subsidiaries.

23.01     Consent of KPMG Peat Marwick.

27.01 Financial Data Schedule for the Company's Form 10-K for the Year Ended December 31, 1994.

99.01 Warrant Agreement dated as of May 6, 1994, by and between the Company and DLJ Bridge Finance, Inc., is incorporated by reference from the Company's Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(A)(3), Exhibit 99.01.

(b)  REPORTS ON FORM 8-K.

          None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by this undersigned, thereunto duly authorized.

REGISTRANT:    SHOWBOAT, INC.


               By: /S/ J.K. HOUSSELS, III
                   J.K. HOUSSELS, III,
                   President and Chief Executive
                   Officer (principal executive
                   officer)

DATE:           March 28, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 28, 1995             By:   /S/ J.K. HOUSSELS
                           J.K. Houssels, Chairman of the
                           Board

March 28, 1995             By:   /S/ J.K. HOUSSELS, III
                           J.K. Houssels, III, President
                           and Chief Executive Officer
                           and Director


March 28, 1995             By:   /S/ LEANN SCHNEIDER
                           Leann Schneider, Vice
                           President-Finance and Chief
                           Financial Officer
                           (principal accounting officer)


March 28, 1995             By:   /S/ WILLIAM C. RICHARDSON
                           William C. Richardson,
                           Director


March 28, 1995             By:   /S/ JOHN D. GAUGHAN
                           John D. Gaughan, Director


March 28, 1995             By:   /S/ JEANNE S. STEWART
                           Jeanne S. Stewart, Director


March 28, 1995             By:   /S/ FRANK A. MODICA
                           Frank A. Modica, Director

March 28, 1995             By:   /S/ H. GREGORY NASKY
                           H. Gregory Nasky, Director, Executive
                           Vice President, and Secretary


March 28, 1995             By:   /S/ GEORGE A. ZETTLER
                           George A. Zettler, Director


March __, 1995             By:
                           Carolyn M. Sparks, Director

                              EXHIBIT INDEX

Exhibit
NUMBER              DESCRIPTION(1)


3.01 Restated Articles of Incorporation of the Company dated July 23, 1994, is incorporated herein by reference from the Company's Amendment No. 1 to Registration Statement on Form S-3 dated July 8, 1994 (file no. 33-54325), Item 16, Exhibit 4.02.

3.02           Restated Bylaws of the Company dated February
          25, 1993, is incorporated herein by reference from the Company's Form 10-K for the Year Ended
          December 31, 1992, Part IV, Item 14(a)(3),
          Exhibit 3.02.

4.01 Specimen common stock certificate for the Common Stock of the Company is incorporated herein by reference from the Company's Amendment No. 1 to Registration Statement on Form S-3 dated July 8, 1994 (file no. 33-54325), Item 16, Exhibit 4.01.

4.02 Indenture for the 9 1/4% First Mortgage Bonds Due 2008 among the Company, OSI, ACSI, SBOC, and Trustee dated May 18, 1993; Guaranty in favor of the Trustee issued by OSI, ACSI and SBOC; and Form of Bond Certificate for the 9 1/4% First Mortgage Bonds due 2008 are incorporated herein by reference from the Company's Form 8-K dated May 18, 1993, Item 5, Exhibit 28.01. First Supplemental Indenture for the 9 1/4% First Mortgage Bonds among the Company, OSI, ACSI, SBOC and Trustee dated July 18, 1994; Showboat Development Company Security and Pledge Agreement between SDC and the Trustee dated July 18, 1994; and Showboat Louisiana, Inc. Security and Pledge Agreement between SLI and the Trustee dated July 18, 1994.

4.03 Indenture for the 13% Senior Subordinated Notes Due 2009 by and among the Company, OSI, ACSI, SBOC, and Trustee dated August 10, 1994; Guaranty in favor of the Trustee issued by OSI, ACSI and SBOC; and Form of Note Certificate for the 13% Senior Subordinated Notes due 2009 are incorporated herein by reference from the Company's Form 8-K dated August 10, 1994, Item 5,
          Exhibit 4.01.
_______________
     (1)All exhibits which are incorporated by reference are incorporated from the Company's respective periodic reports, Securities and Exchange Commision File Number 1-7123

10.01 Ground Lease between OSI and Resorts International, Inc. ("Resorts") dated October 26, 1983 is incorporated by reference herein from the Company's Form 8-K, as amended by the Form 8, filed with the Securities and Exchange Commission on November 28, 1983. Assignment and Assumption of Leases between OSI and ACSI dated December 3, 1985; First Amendment to Agreement between Resorts and ACSI dated January 15, 1985; Second Amendment to Lease Agreement between Resorts and ACSI dated July 5, 1985 are incorporated herein by reference from the Form 10-K for the Year Ended June 30, 1985, Part IV, Item 14(a)(3), Exhibit 10.02.
          Restated Third Amendment to Lease Agreement dated August 28, 1986 between Resorts and ACSI is incorporated herein by reference from the Form 10-K for the Year Ended June 30, 1986, Part IV, Item 14(a)(3), Exhibit 10.08; Fourth Amendment to Lease Agreement by and between Resorts and ACSI dated December 16, 1986; Fifth Amendment to Lease Agreement between Resorts and ACSI dated March 2, 1987; Sixth Amendment to Lease Agreement between Resorts and ACSI dated March 13, 1987; Indemnity Agreement among Resorts, ACSI, and OSI dated January 15, 1985; and Amended Indemnity Agreement among Resorts, ACSI, and OSI dated December 3, 1985 are incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.02;
          Seventh Amendment to Lease Agreement between
          Resorts and ACSI dated October 18, 1988 is incorporated herein by reference from the Company's Form 8-K dated November 16, 1988, Item 7(c), Exhibit 28.01; Eighth Amendment to Lease Agreement by and between ACSI and Resorts International, Inc. dated May 18, 1993 is incorporated herein by reference from the Company's Form 8-K, dated May 18, 1993, Item 5,
          Exhibit 28.06.


10.02 Tax Allocation Agreement among the Company and each of its subsidiaries dated effective May 10, 1993, is incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.11. First Amendment to Tax Allocation Agreement among the Company and each of its subsidiaries dated effective May 10, 1993 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1993, Part IV,
          Item 14(a)(3), Exhibit 10.07.

10.03 Promissory Note in the principal amount of $56,801.75 between the Company and Frank A. Modica dated December 31, 1993 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1993, Part IV, Item
          14(a)(3), Exhibit 10.08.

10.04 Form of Indemnification Agreement between SBO and each director and officer of the Company is incor porated herein by reference from the Company's
          Form 10-K for the Year Ended December 31, 1987,
          Part IV, Item 14(a)(3), Exhibit 10.13.

10.05     Statement regarding the Company's Incentive Bonus
          Plans is incorporated herein by reference from the Company's Form 10-K for the Year Ended
          December 31, 1992, Part IV, Item 14(a)(3),
          Exhibit 10.12.

10.06 Parent Services Agreement by and between Company and ACSI dated November 21, 1985 is incorporated herein by reference from the Company's Form 8-K dated November 25, 1985, Item 7(c), Exhibit 10.01. Amendment No. 1 to Parent Services Agreement by and between the Company and ACSI dated February 1, 1987 is incorporated herein by reference from the Company's Form 10-K for the Year Ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.17.
          Amendment No. 2 to Parent Services Agreement by and between the Company and ACSI dated December 31, 1990 is incorporated herein by reference from the Company's Form 8-K dated December 31, 1990,
          Item 7(c), Exhibit 28.01 and Amendment No. 3 to Parent Services Agreement by and between the Company and ACSI dated May 8, 1991, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1991, Part IV, Item 14(a)(3), Exhibit 10.14.
          Amendment No. 4 to Parent Services Agreement by and between the Company and ACSI dated August

          17, 1993, is incorporated herein by reference from the Company's Form 10-K for the Year Ended
          December 31, 1993, Part IV, Item 14(a)(3), Exhibit
          10.11.

10.07 Closing Escrow Agreement among Housing Authority and Urban Redevelopment Agency of the City of Atlantic City, Resorts, ACSI, Trump Taj Mahal Associates Limited Partnership, and Clapp & Eisenberg, P.C. dated as of September 21, 1988; Agreement as to Assumption of Obligations with respect to Properties among ACSI, Trump Taj Mahal Realty Corp. dated as of September 21, 1988; First Amendment of Agreement as to Assumption of Obligations with respect to Properties among ACSI, Trump Taj Mahal Associates Limited Partnership, and Trump Taj Mahal Realty Corp. dated as of September 21, 1988; Settlement Agreement among ACSI, Trump Taj Mahal Associates Limited Partnership, Trump Taj Mahal Realty Corp., Resorts and the Housing Authority and Urban Renewal Redevelopment Agency of the City of Atlantic City dated October 18, 1988; Tri-Party Agreement among Resorts International, Inc., ACSI and Trump Taj Mahal Associates Limited Partnership dated October 18, 1988; Declaration of Easement and Right of Way Agreement between the Housing Authority and Redevelopment Agency of the City of Atlantic City, as grantor, and ACSI, as grantee, dated October 18, 1988; and Certificate of Trump Taj Mahal Associates Limited Partnership and Resorts, dated November 16, 1988 are incorporated herein by reference from the Company's Form 8-K dated November 16, 1988, Item 7(c), Exhibit 28.01 Revised Second Amendment to Agreement as to Assumption of Obligations with respect to Properties among ACSI, Trump Taj Mahal Associates Limited Partnership and Trump Taj Mahal Realty Corp. dated as of May 24, 1989, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1989, Part IV,
          Item 14(a)(3), Exhibit 10.17.

10.08     Lease between the Company and Showboat Operating
          Company, dated January 1, 1989 is incorporated herein by reference from the Company's Form 8-K dated January 1, 1989, Item 7(c), Exhibit 28.01.

10.09 Management Services Agreement between the Company and SBOC dated January 1, 1989, is incorporated herein by reference from the Company's Form 8-K dated
          January 1, 1989, Item 7(c), Exhibit 28.03.

10.10 Promissory Note in the principal amount of $20,400.69 among the Company, R. Craig Bird and
          Debra E. Bird dated August 5, 1993, is
          incorporated herein by reference from the Company's Form 10-K for the Year Ended December
          31, 1993, Part IV, Item 14(a)(3), Exhibit 10.15.

10.11     Securities Purchase Contract between the Casino
          Reinvestment Development Authority and ACSI dated
          March 29, 1988, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1988, Part IV, Item
          14(a)(3), Exhibit 10.23.

10.12 Lease of Retail Store No. 7 among ACSI, R. Craig Bird and Debra E. Bird dated April 10, 1987; and Guaranty of Lease among ACSI, R. Craig Bird and Debra E. Bird are incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1988, Part IV, Item 14(a)(3), Exhibit 10.24.

10.13 ACSI Executive Health Examinations Plan effective date January 1, 1989 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1989, Part IV, Item
          14(a)(3), Exhibit 10.24.

10.14 ACSI Executive Medical Reimbursement Plan, effective date August 15, 1991, is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1991, Part IV,
          Item 14(a)(3), Exhibit 10.23.

10.15     Showboat, Inc. 1989 Long Term Incentive Plan as
          Amended and Restated February 25, 1993, is incorporated herein by reference from the Company's Form 10-K for the Year Ended

          December 31, 1992, Part IV, Item 14(a)(3), Exhibit 10.23.

10.16 Letter agreement dated September 23, 1992 between Trump Taj Mahal Associates and ASCI and letter agreement dated October 26, 1992 to Trump Taj Mahal Associates from Atlantic City Showboat, Inc. are incorporated herein by reference from the Company's Form 10-K for the Year Ended
          December 31, 1992, Part IV, Item 14(a)(3),
          Exhibit 10.24.

10.17 Showboat, Inc. 1989 Directors' Stock Option Plan as Amended and Restated February 25, 1993, is incorporated herein by reference from the Company's Form 10-K for the Year Ended
          December 31, 1992, Part IV, Item 14(a)(3),
          Exhibit 10.27.

10.18 Deed of Trust, Assignment of Rents, Security Agreement made by the Company to Nevada Title Company for the benefit of Trustee dated as of May 18, 1993; Showboat, Inc. Security and Pledge Agreement between the Company and the Trustee dated as of May 18, 1993; Trademark Security Agreement by the Company in favor of the Trustee dated as of May 18, 1993; Unsecured Indemnity Agreement executed by the Company in favor of the Trustee dated May 18, 1993; and Showboat Operating Company Security Agreement between SBOC and the Trustee dated as of May 18, 1993, are incorporated by reference from the Company's Form 8-K, dated May 18, 1993, Item 5, Exhibit 28.02.

10.19     Leasehold Mortgage, Assignment of Rents, Security
          Agreement ("Guaranty") made by ACSI for the benefit of Trustee dated May 18, 1993; Assignment of Leases and Rents by and between ACSI and Trustee dated as of May 18, 1993; and Ocean
          Showboat, Inc. Security and Pledge Agreement between OSI and the Trustee dated as of May 18, 1993 are incorporated by reference from the Company's Form 8-K, dated May 18, 1993, Item 5,
          Exhibit 28.03.

10.20 Intercompany Note in the principal amount of $215.0 million, dated as of May 18, 1993;
          Assignment of Lease and Rents by and between ACSI and the Company dated as of May 18, 1993; and Issuer Collateral Assignment executed by ACSI in favor of Trustee dated May 18, 1993 are incorporated by reference from the Company's Form
          8-K, dated May 18, 1993, Item 5, Exhibit 28.04.

10.21     First Amendment to the Leasehold Mortgage,
          Assignment of Rents and Security Agreement among
          ACSI and the Company dated July 9, 1993 is incorporated by reference from the Company's Form
          8-K, dated July 7, 1993, Item 5, Exhibit 28.01.

10.22 First Amendment to the Leasehold Mortgage, Assignment of Rents and Security Agreement among ACSI and IBJ Schroder Bank & Trust Company dated July 9, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993, Item 5,
          Exhibit 28.02.

10.23 Assignment of Rights under Agreement by ACSI, as assignee, to IBJ Schroder Bank & Trust Company dated July 9, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993,
          Item 5, Exhibit 28.03.

10.24     Form of Deed for Sale of Land for Private
          Redevelopment for Tract 1 and Tract 2 each dated
          July 7, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993, Item 5,
          Exhibit 28.04.

10.25 Use and Occupancy Agreement between ACHA and ACSI dated July 7, 1993 is incorporated by reference from the Company's Form 8-K, dated July 7, 1993,
          Item 5, Exhibit 28.05.

10.26     Standard Form of Agreement between Owner and
          Contractor (AIA Document A111) executed by ACSI and T.N. Ward Company dated July 2, 1993 is incorporated by reference from the Company's Form
          8-K, dated July 2, 1993, Item 5, Exhibit 28.01.

10.27     Standard Form of Agreement Between Owner and
          Contractor (AIA Document A111) executed by ACSI and T.N. Ward Company dated September 15, 1993 is incorporated by reference from the Company's Form
          8-K, dated July 2, 1993, Item 5, Exhibit 28.02.

10.28     Showboat Star Partnership Agreement between Star
          Casino, Inc. and Showboat Louisiana, Inc. dated
          July 2, 1993 and First Amendment to Showboat Star Partnership Agreement between Star Casino, Inc. and Showboat Louisiana, Inc. dated July 20, 1993 are incorporated by reference from the Company's Form 8-K, dated July 2, 1993, Item 5, Exhibit 28.01; Second Amendment to Showboat Star Partnership Agreement between Star Casino, Inc. and Showboat Louisiana, Inc. dated August 1, 1993 and Third Amendment to Showboat Star Partnership
          Agreement between Star Casino, Inc and Showboat
          Louisiana, Inc. dated March 1, 1994 areincorporated by reference from the Company's Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.35. Fourth Amendment to Showboat Star Partnership Agreement between Star Casino, Inc. and Showboat Louisiana,
          Inc. dated October 1, 1994, Fifth Amendment to
          Showboat Star Partnership Agreement between Star
          Casino, Inc. and Showboat Louisiana, Inc. dated
          January 26, 1995 and Sixth Amendment to Showboat
          Star Partnership Agreement between Star Casino,
          Inc. and Showboat Louisiana, Inc. dated March 17,
          1995.

10.29     Management Agreement by and between Lake
          Pontchartrain Showboat, Inc. and Star Casino, Inc.
          dated May 24, 1993 is incorporated by reference from the Company's Form 8-K, dated July 2, 1993,
          Item 5, Exhibit 28.02.

10.30     Marine Management Services Agreement between
          Louisiana Riverboat Services, Inc. and Showboat
          Star Partnership dated September 30, 1993 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December
          31, 1993, Part IV, Item 14(a)(3), Exhibit 10.37.

10.31     Agreement between Showboat, Inc., Showboat
          Indiana, Inc., Showboat Operating Company,
          Showboat Development Company, Showboat Indiana
          Investment Limited Partnership and Waterfront
          Entertainment and Development, Inc. dated
          September 13, 1993; and Showboat Marina
          Partnership Agreement between Waterfront
          Entertainment and Development, Inc. and Showboat
          Investment Limited Partnership dated January 31,
          1994 is incorporated herein by reference from the Company's Form 10-K for the Year Ended

          December 31, 1993, Part IV, Item 14(a)(3),
          Exhibit 10.38.

10.32     Lease between the Company and Exber, Inc.
          effective January 14, 1994; and Sublease between
          Dodd Smith and John D. Gaughan and Leslie C.
          Schwartz, dated November 5, 1966 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1993, Part IV,
          Item 14(a)(3), Exhibit 10.39.

10.33 Lease between Showboat Star Partnership and Orleans Levee District dated February 18, 1993 and First Amendment to Lease dated August 27, 1993 are incorporated herein by reference from the Company's Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.40.

10.34     Lease between Showboat Star Partnership and
          Orleans Levee District dated February 1, 1994 is incorporated herein by reference from the Company's Form 10-K for the Year Ended December
          31, 1993, Part IV, Item 14(a)(3), Exhibit 10.41.

10.35     Lease between Showboat Operating Company and
          Ventroy Associates executed on December 20, 1993 is incorporated by reference from the Company's
          Form 10-K for the Year Ended December 31, 1993,
          Part IV, Item 14(a)(3), Exhibit 10.42.

10.36     Showboat, Inc. 1994 Executive Long Term Incentive
          Plan, effective May 25, 1994.

10.37     Showboat, Inc. Supplemental Executive Retirement
          Plan, effective April 1, 1994.

10.38     Showboat, Inc. Restoration Plan effective April 1,
          1994.

10.39 Form of Severance Agreement between the Company and certain executive officer and key employees of the Company and its subsidiaries.

10.40 Operating Agreement dated January 25, 1995, between Showboat Missouri, Inc. and Randolph Riverboat Company, Inc.; Administrative Services Agreement dated January 25, 1995, between SBOC and Randolph Riverboat Company, Inc.; Administrative Services Agreement dated January 25, 1995 between SBOC and Randolph Riverboat Company, L.L.C.; Trademark
          License Agreement dated January 25, between the Company and Randolph Riverboat Company, L.L.C.

10.41 Purchase and Sale Agreement dated January 4, 1995, between Showboat Star Partnership and Belle of Orleans, L.L.C.; Assignment of Leases dated January 4, 1995 between Showboat Star Partnership and Belle of Orleans, L.L.C.; Sublease dated January 4, 1995, between Showboat Star Partnership and Belle of Orleans, L.L.C.

10.42     Non-Negotiable Mortgage Promissory Note dated
          December 28, 1994, in the principal amount of $8,850,000, by Rockingham Venture, Inc. in favor of the Company; Mortgage and Security Agreement dated December 28, 1994, between Rockingham
          Venture, Inc. and the Company.

10.43 Promissory Note dated January 1, 1994, in the principal amount of $18,600 by Showboat Louisiana, Inc. in favor of the Company, which Promissory Note expired on March 1, 1994; Promissory Note dated March 1, 1994, in the principal amount of $27,905,388 by Showboat Louisiana, Inc. in favor of the Company which Promissory Note expired on December 31, 1994; and Promissory Note dated January 1, 1995, in the principal amount of $23,807,832.11 by Showboat Louisiana, Inc. in favor of the Company.

10.44 Promissory Note dated March 2, 1995, in the principal amount of $25,000,000 by Lake
          Pontchartrain Showboat, Inc. and Showboat
          Louisiana, Inc. in favor of Showboat, Inc.

10.45 Promissory Note dated March 19, 1995, in the principal amount of $15,000,000 by Atlantic City
          Showboat, Inc. and the Company.

10.46     Lease dated December 22, 1994, between Housing
          Authority and Urban Redevelopment Agency of the
          City of Atlantic City and Atlantic City Showboat, Inc.;
          Tri-Party Agreement dated May 26, 1994, among Housing
          Authority and Urban Redevelopment Agency of the City of
          Atlantic City, Forest City Ratner Companies and Atlantic City Showboat, Inc.; Terms and Conditions Part II of
          Contract for Sale of Land for Private
          Redevelopment between Housing Authority and Urban
          Redevelopment Agency of the City of Atlantic City and Atlantic City Showboat, Inc.; and Rider to
          Contract for Sale of Land for Private
          Redevelopment between Housing Authority and Urban
          Redevelopment Agency of the City of Atlantic City and Atlantic City Showboat, Inc.

21.01     List of Subsidiaries.

23.01     Consent of KPMG Peat Marwick.

27.01 Financial Data Schedule for the Company's Form 10-K for the Year Ended December 31, 1994.

99.01 Warrant Agreement dated as of May 6, 1994, by and between the Company and DLJ Bridge Finance, Inc., is incorporated by reference from the Company's
          Form 10-K for the Year Ended December 31, 1993,
          Part IV, Item 14(A)(3), Exhibit 99.01.

(b)                REPORTS ON FORM 8-K.

          None.