Form 10-Q
period 1995-03-31
SHOWBOAT INC
filed 1995-05-15
CIK 89966

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                     FORM 10-Q
    (Mark One)
     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----EXCHANGE ACT OF 1934

    For the quarterly period ended             March 31, 1995
                                   -----------------------------------------

                                         OR

    For the transition period from                  to
                                   ----------------    ---------------------

    Commission file number                     1-7123
                           -------------------------------------------------

                                   SHOWBOAT, INC.
    ------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

              Nevada                               88-0090766
    -------------------------------     ------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

        2800 Fremont Street, Las Vegas, Nevada            89104-4035
    ------------------------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)

                                (702) 385-9123
    ------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                Not Applicable
    ------------------------------------------------------------------------
            (Former name, former address and former fiscal
                  year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes    X   No
                                                         ------   ------
















                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDINGS DURING THE PAST FIVE YEARS
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court.

                                                    Yes        No
                                                         ------   ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS
    Indicate the number of shares outstanding of the issuer's classes of common stock, as of May 15, 1995.

    Common Stock - $1 Par Value              15,399,675 shares outstanding
    ----------------------------          ----------------------------------


















































                         SHOWBOAT, INC. AND SUBSIDIARIES

                                     INDEX

                                                                 Page No.
    PART I  FINANCIAL  INFORMATION

    Item 1. Financial Statements.

            Consolidated Balance Sheets -
              March 31, 1995 and December 31, 1994                  1-2

            Consolidated Statements of Income -
              For the three months ended March 31,
              1995 and 1994                                         3-4

            Consolidated Statements of Shareholders'
              Equity - For the three months ended March
              31, 1995 and year ended December 31, 1994              5

            Consolidated Statements of Cash Flows -
              For the three months ended March 31,
              1995 and 1994                                         6-7

            Notes to Consolidated Financial Statements             8-10

            Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                           11-19


    PART II

      Item 2OTHER INFORMATION

            Items 1 - 6                                             20

            Signatures                                              21




























    Item 1.

                         SHOWBOAT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                       MARCH 31, 1995 AND DECEMBER 31, 1994


                                                      Mar. 31,    Dec. 31,
              ASSETS                                   1995        1994
    ---------------------------                     ----------- -----------
                                                         (In thousands)
    Current assets:
      Cash and cash equivalents                        $76,358     $90,429

      Receivables, net                                  56,092       8,890

      Inventories                                        2,619       2,591

      Prepaid expenses                                   4,253       4,736

      Investment in unconsolidated affiliate
        held for sale                                      -        30,346

      Current deferred income taxes                      7,029       6,529
                                                    ----------- -----------
        Total current assets                           146,351     143,521
                                                    ----------- -----------


    Property and equipment                             509,942     506,199
    Less accumulated depreciation
      and amortization                                 173,545     168,531
                                                    ----------- -----------
                                                       336,397     337,668
                                                    ----------- -----------

    Other assets, at cost:
      Investment in unconsolidated affiliate           106,334     108,853
      Deposits and other assets                         22,624      22,537
      Debt issuance costs, net of accumulated
        amortization of $1,156,000 at March
        31, 1995 and $955,000 at December 31,
        1994                                            10,936      11,112
                                                    ----------- -----------
                                                       139,894     142,502
                                                    ----------- -----------

                                                      $622,642    $623,691
                                                    =========== ===========





                                       -1-                     (continued)










                         SHOWBOAT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                       MARCH 31, 1995 AND DECEMBER 31, 1994
                                (continued)


                                                      Mar. 31,    Dec. 31,
    LIABILITIES AND SHAREHOLDERS' EQUITY               1995        1994
    -------------------------------------           ----------- -----------
                                                         (In thousands)
    Current liabilities:
      Current maturities of long-term debt                 $20         $19
      Accounts payable                                  11,719      11,059
      Income taxes payable                               4,913       4,562
      Dividends payable                                    384         384
      Accrued liabilities                               36,327      34,286
                                                    ----------- -----------
            Total current liabilities                   53,363      50,310
                                                    ----------- -----------

    Long-term debt                                     392,104     392,016
                                                    ----------- -----------

    Other liabilities                                    4,450       5,144
                                                    ----------- -----------

    Deferred income taxes                               16,840      18,760
                                                    ----------- -----------

    Shareholders' equity:
      Common stock, $1 par value, 50,000,000
        shares authorized, 15,794,578 shares
        issued at March 31, 1995 and December
        31, 1994                                        15,795      15,795
      Additional paid-in capital                        77,007      76,845
      Retained earnings                                 70,208      68,809
                                                    ----------- -----------
                                                       163,010     161,449

      Foreign currency translation adjustment             (417)      3,490
      Cost of shares in treasury, 394,923
        shares at March 31, 1995 and 425,823
        shares at December 31, 1994                     (3,120)     (3,364)
      Unearned compensation for restricted
        stock                                           (3,588)     (4,114)
                                                    ----------- -----------
            Total shareholders' equity                 155,885     157,461
                                                    ----------- -----------

                                                      $622,642    $623,691
                                                    =========== ===========

           See accompanying notes to consolidated financial statements.

                                       -2-










                         SHOWBOAT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                 (In thousands except share and per share data)



                                                       1995        1994
                                                    ----------- -----------
    Revenues:
      Casino                                           $86,847     $76,897
      Food and beverage                                 12,306      11,202
      Rooms                                              5,627       4,225
      Sports and special events                          1,055       1,106
      Management fees                                      190         601
      Other                                              1,223       1,398
                                                    ----------- -----------
                                                       107,248      95,429
      Less complimentaries                               8,569       6,997
                                                    ----------- -----------
        Net revenues                                    98,679      88,432
                                                    ----------- -----------

    Costs and expenses:
      Casino                                            33,896      31,005
      Food and beverage                                 13,905      13,567
      Rooms                                              3,801       3,253
      Sports and special events                            951         878
      General and administrative                        27,893      23,333
      Selling, advertising and promotion                 2,631       2,534
      Depreciation and amortization                      8,156       6,361
                                                    ----------- -----------
                                                        91,233      80,931
                                                    ----------- -----------
    Income from operations from
      consolidated subsidiaries                          7,446       7,501

    Equity in income (loss) of
      unconsolidated affiliate                             (22)      3,587
                                                    ----------- -----------

    Income from operations                               7,424      11,088
                                                    ----------- -----------











                                       -3-                     (continued)










                         SHOWBOAT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                 (In thousands except share and per share data)
                                  (continued)


                                                       1995        1994
                                                    ----------- -----------

    Income from operations                              $7,424     $11,088
                                                    ----------- -----------

    Other (income) expense:
      Interest income                                   (1,199)       (803)
      Interest expense                                  10,631       6,651
      Interest capitalized                              (3,246)       (449)
      Gain on sale of unconsolidated affiliate          (2,558)        -
                                                    ----------- -----------
                                                         3,628       5,399
                                                    ----------- -----------

    Income before income tax expense                     3,796       5,689

    Income tax expense                                   2,013       2,249
                                                    ----------- -----------

    Net income                                          $1,783      $3,440
                                                    =========== ===========



    Weighted average shares outstanding             15,472,165  15,180,008


    Net income per common and equivalent share           $0.12       $0.23
                                                    =========== ===========















           See accompanying notes to consolidated financial statements.

                                       -4-










                                   SHOWBOAT, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            (unaudited)
                              FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  AND YEAR ENDED DECEMBER 31, 1994

    CAPTION
                                                    Cummulative              Unearned
                                                      foreign                compensa-
                                Additional           currency                tion for
                       Common    paid-in  Retained  translation  Treasury   restricted
                        stock    capital  earnings  adjustment     stock       stock      Total
                      --------- --------- --------- ----------- ----------- ----------- ---------
                                                   (In thousands)
    Balance, January
      1, 1994          $15,795   $71,162   $54,628         -       ($6,370)       ($57) $135,158

    Net income             -         -      15,699         -           -           -      15,699
    Cash dividends
      ($.10 per share)     -         -      (1,518)        -           -           -      (1,518)
    Issuance of
      warrants             -       1,953       -           -           -           -       1,953
    Share transactions
      under stock
      plans                -       3,730       -           -         3,006      (6,021)      715
    Amortization of
      unearned
      compensation         -         -         -           -           -         1,964     1,964
    Foreign currency
      translation
      adjustment           -         -         -         3,490         -           -       3,490
                      --------- --------- --------- ----------- ----------- ----------- ---------
    Balance, December   15,795    76,845    68,809       3,490      (3,364)     (4,114)  157,461

    Net income             -         -       1,783         -           -           -       1,783
    Cash dividends
      ($.025 per
      share)               -         -        (384)        -           -           -        (384)
    Share transactions
      under stock
      plans                -         162       -           -           244        (501)      (95)
    Amortization of
      unearned
      compensation         -         -         -           -           -         1,027     1,027
    Foreign currency
      translation
      adjustment           -         -         -        (3,907)        -           -      (3,907)
                      --------- --------- --------- ----------- ----------- ----------- ---------
    Balance, March
      31, 1995         $15,795   $77,007   $70,208       ($417)    ($3,120)    ($3,588) $155,885
                      ========= ========= ========= =========== =========== =========== =========

                  See accompanying notes to consolidated financial statements.











                                                   -5-
































































                         SHOWBOAT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                       1995         1994
                                                    ----------- -----------
                                                         (In thousands)
    Cash flows from operating activities:
      Net income                                        $1,783      $3,440
      Adjustments to reconcile net income to
        net cash provided by operating
        activities:
          Allowance for doubtful accounts                  437          58
          Depreciation and amortization                  8,156       6,361
          Amortization of original issue
            discount and debt issuance costs               295         127
          Provision for deferred income taxes             (316)        742
          Provision for loss on Casino
            Reinvestment Development Authority
            obligation                                     340         255
          Amortization of unearned compensation          1,027          12
          (Undistributed) distributed earnings
            of unconsolidated affiliate                    717      (2,340)
          Gain on sale of unconsolidated
            affiliate                                   (2,558)        -
          (Increase) in receivables, net                  (730)       (231)
          (Increase) decrease in income taxes
            payable                                        334      (1,996)
          Decrease in inventories and prepaid
            expenses                                       455          76
          (Increase) decrease in deposits and
            other assets                                  (711)        235
          Increase in accounts payable                     467       1,556
          Increase in accrued liabilities                2,041       7,123
          Other                                            204         (66)
                                                    ----------- -----------
            Net cash provided by operating
              activities                                11,941      15,352
                                                    ----------- -----------

    Cash flows from investing activities:
      Acquisition of property and equipment             (6,701)    (19,693)
      Deposit for Casino Reinvestment
        Development Authority obligation                  (823)       (792)
      Investments in unconsolidated affiliates         (28,246)     (9,000)
      Advances to unconsolidated affiliates               (765)        -
      Cash received from unconsolidated
        affiliates                                      10,947         -
      Other                                                (15)         47
                                                    ----------- -----------
          Net cash used in investing activities        (25,603)    (29,438)
                                                    ----------- -----------


                                       -6-                     (continued)










                         SHOWBOAT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (continued)

                                                       1995         1994
                                                    ----------- -----------
                                                         (In thousands)
    Cash flows from financing activities:
      Principal payments of long-term debt and
        capital lease obligations                          ($5)    ($1,047)
      Debt issuance costs                                  (25)        -
      Payment of dividends                                (384)       (375)
      Issuance of common stock                               5         179
                                                    ----------- -----------
          Net cash used in by financing
            activities                                    (409)     (1,243)
                                                    ----------- -----------

    Net (decrease) in cash and cash equivalents        (14,071)    (15,329)

    Cash and cash equivalents at beginning
      of period                                         90,429     122,787
                                                    ----------- -----------
    Cash and cash equivalents at end of period         $76,358    $107,458
                                                    =========== ===========


    Supplemental disclosures of cash flow information
      Cash paid during the period for:
        Interest, net of amounts capitalized            $4,241        $164
        Income taxes                                     1,995       3,503


    Supplemental schedule of noncash investing
      and financing activities:
        Increase in construction contracts and
          retentions payable                               255         795
        Share transactions under long-term
          incentive plan                                   619         -
        Foreign currency translation adjustment         (3,907)        -
        Net proceeds receivable from sale of
          affiliate                                     49,337         -








              See accompanying notes to consolidated financial statements.


                                       -7-










                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations

            Showboat, Inc. and subsidiaries, collectively the Company or SBO, conduct casino gaming operations in Las Vegas, Nevada, Atlantic City, New Jersey and, until March 9, 1995, in New Orleans, Louisiana. In addition, the Company operates support services including hotel, restaurant, bar, bowling and convention facilities.

            The consolidated financial statements include all domestic and foreign subsidiaries which are more than 50% owned and controlled by Showboat, Inc. Investments in unconsolidated affiliates which are at least 20% owned by Showboat, Inc. are carried at cost plus equity in undistributed earnings or loss since acquisition. All material intercompany balances have been eliminated in consolidation.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to Shareholders and Form 10-K.

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

















                                       -8-                      (continued)










                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)


    2.  LONG-TERM DEBT

          Long-term debt consists of the following:

                                                      Mar. 31,    Dec. 31,
                                                        1995        1994
                                                    ----------- -----------
                                                         (In thousands)

        9 1/4% First Mortgage Bonds due 2008,
          net of unamortized discount of
          $4,914,000 and $5,008,000 at March 31,
          1995 and December 31, 1994 respectively     $270,086    $269,992

        13% Senior Subordinated Notes due 2009         120,000     120,000

        Capitalized lease obligations                    2,038       2,043
                                                    ----------- -----------
                                                       392,124     392,035
        Less current maturities                             20          19
                                                    ----------- -----------
                                                      $392,104    $392,016
                                                    =========== ===========

            At March 31, 1995, Atlantic City Showboat, Inc. (ACSI) had available an unsecured line of credit for general working capital purposes totaling $15.0 million. Interest is payable monthly at the bank's prime rate plus .5%. At March 31, 1995, the bank's prime rate was 9.0%. The line of credit expires in August 1995. Borrowings on this line of credit may not be used for the payment of management fees to SBO or to fund ventures in other jurisdictions. At March 31, 1995, ACSI had all the funds under this line of credit available for use.

    3.  GAIN ON SALE OF UNCONSOLIDATED AFFILIATE

          In March 1995, the Company purchased an additional 50% of the equity of Showboat Star Partnership (SSP), which operated the Showboat Star Casino on Lake Pontchartrain in New Orleans, Louisiana, bringing its total equity interest to 100%. The purchase price of the additional equity interest was $25.0 million coupled with a distribution of certain of the current assets of SSP totaling $7.6 million to partners other than the Company. On March 9, 1995, the Company ceased all operations at the Showboat Star Casino as a result of certain legal issues related to conducting dockside gaming in Orleans Parish. In a series of unrelated transactions, the Company sold certain of the assets of SSP and its equity interest in SSP resulting in a net pretax gain of $2.6 million which is included in the 1995 Consolidated Statement of Income as gain on sale of unconsolidated affiliate.

                                       -9-                      (continued)










                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)


    4.  COMMITMENTS AND CONTINGENCIES

            In February, 1995, the Company formed with its partner Showboat Mardi Gras, L.L.C. (SMGLLC) to own and operate, upon licensing, a riverboat casino near Kansas City, Missouri. SMGLLC will be 35% owned by the Company and 65% owned by a company not affiliated with the Company. The Company has contributed $13.0 million to an escrow account for the benefit of SMGLLC which amount shall be distributed to SMGLLC upon the completion of certain conditions unless otherwise wsived. Additional capital contributions, if needed, will be made by the members of SMGLLC
        pro rata with their respective interests.   The Company currently
        contemplates that the majority of the financing for the project will be obtained through high yield debt and capital leases.





































                                       -10-












    Item 2.    Management's Discussion and Analysis of Financial Condition
                               and Results of Operations


    GENERAL

        Showboat, Inc. and subsidiaries, collectively the Company or SBO, conduct casino gaming operations in Las Vegas, Nevada (Las Vegas Showboat) and Atlantic City, New Jersey (Atlantic City Showboat) and until March 31, 1995 owned an equity interest in and managed a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana (Showboat Star Casino).

        The consolidated financial statements include all domestic and foreign subsidiaries which are more that 50% owned and controlled by Showboat, Inc. Investments in unconsolidated affiliates which are at least 20% owned by Showboat, Inc. are carried at cost plus equity in undistributed earnings or loss since acquisition. All material intercompany balances have been eliminated in consolidation.

        In March 1995, the Company purchased an additional 50% of the equity of Showboat Star Partnership (SSP), which operated the Showboat Star Casino on Lake Pontchartrain in New Orleans, Louisiana, bringing its total equity interest to 100%. The purchase price of the additional equity interest was $25.0 million coupled with a distribution of certain of the current assets of SSP totaling $7.6 million to partners other than the Company. On March 9, 1995, the Company ceased all operations at the Showboat Star Casino as a result of certain legal issues related to conducting dockside gaming in Orleans Parish. In a series of unrelated transactions, the Company sold certain of the assets of SSP and its equity interest in SSP resulting in a net pretax gain of $2.6 million which is included in the 1995 Consolidated Statement of Income as gain on sale of unconsolidated affiliate.

        Showboat Australia Pty Limited (SA) was formed in 1994 and, along with Leighton Properties Ltd. formed Sydney Harbour Casino Pty. Ltd.
    (SHC), to apply for the exclusive full service casino license in Sydney, Australia. The casino license was awarded to SHC in December 1994. SA invested approximately $100.0 million in SHC for a 26.3% equity interest. SA also owns 85% of the company engaged to manage
    the casino for a fee.   SHC anticipates that it will commence gaming
    operations in a temporary facility in September 1995 and that the operations at the permanent facility will commence in early 1998. As a result of the anticipated write-off of certain preopening and development costs subsequent to the opening of the temporary casino, the Company anticipates minimal contribution to its earnings in 1995 from the commencement of operations at the Sydney Harbour Casino.





                                       -11-                     (continued)












    MATERIAL CHANGES IN RESULTS OF OPERATIONS

    Quarter Ended March 31, 1995 Compared to Quarter Ended March 31, 1994

    Revenues

        Net revenues for the Company increased to $98.7 million in the quarter ended March 31, 1995 compared to $88.4 million in the same period in 1994, an increase of $10.3 million or 11.6%. Casino revenues increased $9.9 million or 12.9% to $86.8 million in the quarter ended March 31, 1995 from $76.9 million in 1994. Nongaming revenues, which consist principally of food, beverage, room and bowling revenues and management fees, were $20.4 million in the first quarter of 1995 compared to $18.5 million in 1994.

        The Atlantic City Showboat generated $80.9 million of net
    revenues in the quarter ended March 31, 1995 compared to $66.3 million in the same period in the prior year, an increase of $14.6 million or 22.1%. Casino revenues were $73.9 million in the three months ended March 31, 1995 compared to $60.5 million in the same period in the prior year, an increase of $13.4 million or 22.1%. The increase in casino revenues was due primarily to an increase in slot machine revenues of $10.4 million or 23.6% to $54.5 million in the three months ended March 31, 1995 compared to $44.1 million in the same
    period in the prior year.   This increase compares to a 22.3% growth
    in slot machine revenues in the Atlantic City market for the three months ended March 31, 1995 over the same period in 1994. The mild winter weather during the first quarter of 1995 was a factor in the results for the Atlantic City market compared to the harsh winter weather during the same period in the prior year. The favorable comparison to the prior year at the Atlantic City Showboat is also the result of the addition of 15,000 square feet of casino space containing approximately 560 new slot machines in the second quarter of 1994.

        At the Las Vegas Showboat, net revenues decreased to $17.6 million in the quarter ended March 31, 1995 from $21.6 million in the same period in 1994, a decrease of $4.0 million or 18.5%. Casino revenues decreased to $12.9 million in the first quarter of 1994 from $16.4 million in the first quarter of 1994, a decrease of $3.5 million or 21.0%. The increased slot machine capacity on the Boulder Strip continued to negatively impact revenues in the first quarter of 1995. The Las Vegas Showboat has commenced an $18.5 million renovation project that will require the closure of approximately 40% of its casino space for up to six months. The Company expects the construction to have a negative impact on revenues commencing in the second quarter of 1995 and continuing through the end of the year.






                                       -12-                     (continued)












    Income From Operations

        The Company's income from operations decreased to $7.4 million in the quarter ended March 31, 1995 from $11.1 million in the same period in 1994, a decrease of $3.7 million or 33.0%. Improvements at the Atlantic City Showboat were offset by the cessation of operations of SSP, lower results in Las Vegas and an increase in corporate and development expenses. The Company incurred approximately $4.7 million in corporate expenses and expenses relating to the pursuit of expansion opportunities in jurisdictions outside of Nevada and New Jersey in the first quarter of 1995 compared to $2.8 million in the first quarter of 1994.

        Atlantic City Showboat's income from operations, before management fees, increased to $12.5 million in the first quarter of 1995 compared to $7.0 million for the same period in 1994, an increase of $5.5 million or 77.1%. Operating expenses at the Atlantic City Showboat increased $9.2 million or 15.5% to $68.4 million for the three months ended March 31, 1995 compared to $59.2 million for the same period in the prior year. Increases in operating expenses at the Atlantic City Showboat primarily relate to increased casino capacity and volume of business as a result of the expansion of the Atlantic City facility. General and administrative expenses increased primarily as a result of increased incentive compensation, higher maintenance and utilities costs as a result of the expanded facility, and increased property rent and real estate taxes. The Company's operating margin increased to 15.4% in the quarter ended March 31, 1995 compared to 10.6% in the same period in 1994.


        Income from operations, before management fees and intercompany rent, at the Las Vegas Showboat declined to a $0.1 million loss in the first quarter of 1995 from income of $2.8 million in the first quarter of 1994, a decrease of $2.9 million. Operating expenses at the Las Vegas Showboat declined to $17.6 million in the first quarter of 1995 compared to $18.7 million in the same period in 1994, a decrease of $1.1 million or 5.7%. Although certain reductions in expenses were realized as a result of the decrease in volume of business, increased capacity on the Boulder Strip resulted in the continuation or increase in certain promotional and marketing expenses.













                                       -13-                     (continued)












        The Company's Louisiana operations contribution to income from operations declined to a $.2 million loss in the first quarter of 1995 compared to income of $4.0 million in the same period in 1994. This decrease was due to the temporary shut down of operations of the Showboat Star Casino in February and the permanent cessation of gaming operations on March 9, 1995 due to certain legal issues relating to dockside gaming operations in Orleans Parish. Additionally, during the first quarter of 1995, in a series of unrelated transactions, the Company sold certain of the assets of SSP and its equity interest in SSP resulting in a net pretax gain of $2.6 million which is included in the 1995 Consolidated Statement of Income as gain on sale of unconsolidated affiliate.

    Other (Income) Expense

        Net interest expense increased to $6.2 million in the first quarter of 1995 up from $5.4 million in the same period in 1994, an increase of $0.8 million or 14.6%. This increase is primarily the result of the issuance, on August 10, 1994, of $120.0 million of 13% Senior Subordinated Notes due 2009. This increase was offset by a $2.8 million increase in capitalized interest associated with the construction of SHC's temporary casino in Sydney, Australia and a $.4 million increase in interest income.

    Net Income

        The Company recognized net income of $1.8 million for the quarter ended March 31, 1995 or $.12 per share, compared to income of $3.4 million for the quarter ended March 31, 1994 or $.23 per share.


    MATERIAL CHANGES IN FINANCIAL CONDITION

        As of March 31, 1995 the Company held cash and cash equivalents of $76.4 million compared to $90.4 million at December 31, 1994. On March 3, 1995 the Company expended $25.0 million for the purchase of the remaining 50% partnership interest of SSP not previously owned by it. The purchase of the additional partnership interest was offset by the receipt of $8.5 million in partnership distributions in the first three months of 1995. On March 31, 1995, the Company sold all of its interest in SSP for $52.0 million, subject to certain adjustments. On April 2, 1995 the Company received $42.0 million of proceeds from the sale of SSP and on April 7, 1995 received the balance of the proceeds of $10.4 million.









                                       -14-                     (continued)












        During the quarter ended March 31, 1995 the Company expended approximately $6.7 million on capital improvements at its Las Vegas and Atlantic City facilities which were funded from operations. The Company has commenced an $18.5 million renovation of its Las Vegas facility. The construction project will require the closure of approximately 40% of casino space for a period of up to six months commencing in June 1995. As a result the Company anticipates that revenues and results of operations at the Las Vegas facility will be adversely impacted by business disruption during the construction period.

        At March 31, 1995, ACSI had available an unsecured line of credit for general working capital purposes totaling $15.0 million. Interest is payable monthly at the bank's prime rate plus .5%. At March 31, 1995, the bank's prime rate was 9.0%. The line of credit expires in August 1995. Borrowings on this line of credit may not be used for the payment of management fees to SBO or to fund ventures in other jurisdictions. At March 31, 1995, ACSI had all the funds under this line of credit available for use. The Company received a commitment from a bank to replace its existing ACSI line of credit with a $25.0 million line of credit which may be used by the Company for general corporate purposes. No assurance can be given that the Company will be successful in obtaining this line of credit.

        On May 18, 1993, the Company issued $275.0 million of 9 1/4%
    First Mortgage Bonds due 2008 (Bonds). The Bonds are unconditionally guaranteed by Showboat Operating Company (SOC), a wholly-owned subsidiary of the Company, ACSI and Ocean Showboat, Inc. (OSI), a wholly-owned subsidiary of the Company. The Bond Indenture was amended in July, 1994. Interest on the Bonds is payable semi-annually on May 1 and November 1 of each year. The Bonds are not redeemable prior to May 1, 2000. Thereafter, the Bonds will be redeemable, in whole or in part, at redemption prices specified in the Indenture for the Bonds (Bond Indenture), as amended. The Bonds are senior secured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu with the Company's senior indebtedness. The Bonds are secured by a deed of trust representing a first lien on the Las Vegas hotel casino (other that certain assets), by a pledge of all outstanding shares of capital stock of OSI, an intercompany note by ACSI in favor of SBO and a pledge of certain intellectual property rights of the Company. OSI's obligation under its guarantee is secured by a pledge of all outstanding shares of capital stock of ACSI. ACSI's obligation under its guarantee is secured by a leasehold mortgage representing a first lien on the Atlantic City hotel casino (other than certain assets). SOC's guarantee is secured by a pledge of certain assets related to the Las Vegas hotel casino.






                                       -15-                     (continued)











        The Bond Indenture, as amended, places significant restrictions on SBO and its subsidiaries, including restrictions on making loans and advances by SBO to subsidiaries which are Non-Recourse Subsidiaries or subsidiaries in which SBO owns less than 50% of the equity. All capitalized terms not otherwise defined in this paragraph have the meanings assigned to them in the Bond Indenture, as amended. The Bond Indenture, as amended, also places significant restrictions on the incurrence of additional Indebtedness by SBO and its subsidiaries, the creation of additional Liens on the Collateral securing the Bonds, transactions with Affiliates and the investment by SBO and its subsidiaries in certain Investments. In addition, the terms of the Bond Indenture, as amended, prohibit SBO and its subsidiaries from making a Restricted Payment unless, at the time of such Restricted Payment: (i) no Default or Event of Default has occurred or would occur as a consequence of such restricted payment;
    (ii) SBO, at the time of such Restricted Payment other than an investment in a subsidiary in a gaming related business or a quarterly dividend, and after giving pro forma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, would have been permitted to incur at least $1.00 of additional Indebtedness; and, (iii) such Restricted Payment, together with the aggregate of all other Restricted Payments by SBO and its subsidiaries is less than the sum of (x) 50% of the Consolidated Net Income of SBO for the period (taken as one accounting period) from April 1, 1993 to the end of SBO's most recently ended fiscal quarter for which internal financial statements are available, plus (y) 100% of the aggregate net cash proceeds received by SBO from the issuance or sale of Equity Interests of SBO since the Issue Date, plus (z) Excess Non-Recourse Subsidiary Cash Proceeds received after the Issue Date. The term Restricted Payment does not include, among other things, the payment of any dividend if, at the time of declaration of such dividend, the dividend would have complied with the provisions of the Bond Indenture, as amended; the redemption, repurchase, retirement, or other acquisition of any Equity Interest of SBO out of proceeds of the substantially concurrent sale of other Equity Interests of SBO; Investments by SBO in an amount not to exceed $75.0 million in the aggregate in any Non-Recourse Subsidiary engaged in a Gaming Related Business; Investments by SBO in any Non-Recourse Subsidiary engaged in a Gaming Related Business in an amount not to exceed in the aggregate 100% of all cash received by SBO from any Non-Recourse Subsidiary up to $75.0 million in the aggregate and thereafter, 50% of all cash received by SBO from any Non-Recourse Subsidiary other than cash required to be repaid or returned to such











                                       -16-                     (continued)












    Non-Recourse Subsidiary provided that the aggregate amount of Investments pursuant thereto does not exceed $125.0 million in the aggregate; Investments in Controlled Entities; and the purchase, redemption, defeasance of any pari passu Indebtedness with a substantially concurrent purchase, redemption, defeasance, or retirement of the Bonds (on a pro rata basis). Notwithstanding the foregoing, the Company is only permitted to make investments in a Controlled Entity only if from July 18, 1994 until December 31, 1996, the Company's Fixed Charge Coverage Ratio for the Company's most recently ended twelve months is greater than 1.5 to 1 and for the period commencing after December 31, 1996 the Company's Fixed Charge Coverage Ratio is greater than 1.75 to 1. For all other Restricted Payments, other than a Regular Quarterly Dividend or a Restricted Investment in a Subsidiary engaged in a Gaming Related Business, the Company's most recently ended four full fiscal quarters, after giving effect to such Restricted Payment must be greater than 2.25 to 1. As of March 31, 1995, the Company's Fixed Charge Coverage Ratio was 2.37 to 1. Additionally, the Bond Indenture, as amended, permits the Company to issue up to $150.0 million of debt (of which $120.0 million has been issued) without compliance with the debt incurrence tests stated therein.

        On August 10, 1994 the Company issued $120.0 million of 13%
    Senior Subordinated Notes due 2009 (Notes).   The Notes are
    unconditionally guaranteed by OSI, ACSI and SOC. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year commencing on February 1, 1995. The Notes are not redeemable prior to August 1, 2001. Thereafter, the Notes will be redeemable, in whole or in part, at redemption prices specified in the Indenture for the Notes (Note Indenture). The Notes are unsecured general obligations of the Company subordinated in right of payment to all Senior Debt (as defined in the Note Indenture) of the Company. The Note Indenture permits the issuance of an additional $30.0 million of Notes at the discretion of the Company.

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






                                       -17-                     (continued)











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

        In February, 1995, the Company formed Showboat Mardi Gras, L.L.C. (SMGLLC) to own and operate, subject to licensing, a riverboat casino near Kansas City, Missouri. SMGLLC will be 35% owned by the Company. The Company has contributed $13.0 million to an escrow account for the benefit of SMGLLC. Additional capital contributions, if needed, shall be made by the partners of SMGLLC pro rata with their respective interests. However, it is intended that the majority of financing for the project, approximately $80.0 million, will be obtained by SMGLLC through high yield debt and capital leases. No assurance can be given that SMGLLC will be successful in obtaining funds to finance the project or that SMGLLC will obtain a casino license.

        The Company is a member of a partnership, the Indiana
    Partnership, consisting of Showboat Indiana Investment Limited Partnership, a wholly owned limited partnership (SII) and Waterfront Entertainment and Development, Inc., an unrelated Indiana corporation (Waterfront). The Indiana Partnership is the only applicant for the sole riverboat gaming license allocated by statute to East Chicago, Indiana. Subject to available financial resources the Company anticipates that it will contribute approximately $28.0 million to the Indiana Partnership and will help the partnership obtain debt financing of approximately $90.0 million for the construction of a gaming vessel and related land site improvements. The Indiana Partnership application for a casino license is expected to be considered by the Indiana Gaming Commission in late 1995. Subject to licensing, the Indiana Partnership shall commence gaming operations in 1996. No assurance can be given that the Indiana Partnership will be successful in obtaining the necessary funds to finance its gaming project or that the Indiana Partnership will successfully obtain a casino gaming license.








                                       -18-                     (continued)












        In January 1995, the Company and Rockingham Venture, Inc., the operator of Rockingham Park, a thoroughbred racetrack in New Hampshire, entered into negotiations to finalize agreements to develop and manage any additional gaming that may be authorized at Rockingham Park. In connection therewith, the Company loaned Rockingham Venture, Inc. $8.85 million, which loan is secured by a second mortgage on Rockingham Park, in December 1994. At this time, casino gaming is not permitted in the State of New Hampshire. No assurance can be given that casino gaming legislation will be enacted in the State of New Hampshire.

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

                         SHOWBOAT, INC. AND SUBSIDIARIES
                            PART II, OTHER INFORMATION


    ITEM 1. Legal Proceedings.

            "Darling Harbour Casino Limited v. New South Wales
            Control Authority, New South Wales Minister for Planning"

                      On April 21, 1995, the Land and Environment Court of
            the State of New South Wales, Australia dismissed proceedings which had been initiated by Darling Harbour Casino Limited in the Land & Environment Court of the State of New South Wales, Australia, case numbers 40277 of 1994 and 402309 of 1994, which were instituted against the New South Wales Casino Control Authority, the New South Wales Minister of Planning and Sydney Harbour Casino Pty Limited (SHC). The Company owns 26.3% of the equity of SHC.

    ITEM 2. Changes in Securities.
            Not applicable

    ITEM 3. Defaults Upon Senior Securities
            Not applicable

    ITEM 4. Submission of Matters to a Vote of Security Holders
            None

    ITEM 5. Other Information
            Not applicable

    ITEM 6. Exhibits on Reports on Form 8-K

            (a)       Exhibits
                      None

            (b) Current Report on Form 8-K, Item 5, dated April 20, 1995, reporting the sale of 100% of the partnership interests of the Showboat Star Partnership, a Louisiana general partnership wholly-owned by Lake Pontchartrain Showboat, Inc. and Showboat Louisiana, Inc. to Players Riverboat L.L.C., a Louisiana limited liability company and Players Riverboat Management, Inc., a Nevada corporation for $520 million, subject to adjustment.

                                    SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SHOWBOAT, INC.
                                         Registrant



    Date:   May 15, 1995
          ---------------------          -----------------------------------
                                         H. GREGORY NASKY, Executive Vice
                                         President and Secretary


    Date:   May 15, 1995
          ---------------------          -----------------------------------
                                         LEANN SCHNEIDER, Vice President -
                                         Finance and Chief Financial Officer