Form 10-Q
period 1995-06-30
SHOWBOAT INC
filed 1995-08-14
CIK 89966

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D. C. 20549

                                       FORM 10-Q

       (Mark One)
        XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----EXCHANGE ACT OF 1934

       For the quarterly period ended             JUNE 30, 1995
                                     ------------------------------------------

                                            OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----EXCHANGE ACT OF 1934

       For the transition period from                 to
                                     -----------------  -----------------------

       Commission file number                    1-7123
                             --------------------------------------------------

                                     SHOWBOAT, INC.
       ------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                    NEVADA                                 88-0090766
       --------------------------------------      ---------------------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

         2800 FREMONT STREET, LAS VEGAS, NEVADA            89104-4035
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

                                                               Yes X    No
                                                                  ---     ---















                    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                         PROCEEDINGS DURING THE PAST FIVE YEARS

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court.
                                                               Yes      No
                                                                  ---     ---

                         APPLICABLE ONLY TO CORPORATE ISSUERS

       Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock - $1 Par Value           15,403,955 shares outstanding
       --------------------------------------   -------------------------------















































                            SHOWBOAT, INC. AND SUBSIDIARIES
                                         INDEX


       PART I            FINANCIAL  INFORMATION                    Page No.


         Item 1.         Financial Statements

                         Consolidated Balance Sheets -
                           June 30, 1995 and December 31, 1994         1-2

                         Consolidated Statements of Income -
                           For the six months ended June 30,
                           1995 and 1994                               3-4

                         Consolidated Statements of Income -
                           For the three months ended June 30,
                           1995 and 1994                               5-6

                         Consolidated Statements of Shareholders'
                           Equity - For the six months ended
                           June 30, 1995 and year ended
                           December 31, 1994                            7

                         Consolidated Statements of Cash Flows -
                           For the six months ended June 30,
                           1995 and 1994                               8-9

                         Notes to Consolidated Financial
                           Statements                                 10-12


         Item 2.         Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                              13-23



       PART II
                         OTHER INFORMATION

                           ITEMS 1 - 6                                 24

                           SIGNATURES                                  26




















       Item 1.  Financial Statements

                            SHOWBOAT, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                      (unaudited)
                          JUNE 30, 1994 AND DECEMBER 31, 1994


                                                        JUNE 30,   DECEMBER 31,
            ASSETS                                        1995         1994
           --------                                    ----------- -----------
                                                             (In thousands)
       Current assets:
         Cash and cash equivalents                       $110,135     $90,429

         Receivables, net                                   9,048       8,890

         Inventories                                        2,668       2,591

         Prepaid expenses                                   6,192       4,736

         Investment in unconsolidated affiliate
           held for sale                                      -        30,346

         Current deferred income taxes                      7,388       6,529
                                                       ----------- -----------
               Total current assets                       135,431     143,521
                                                       ----------- -----------


       Property and equipment                             522,268     506,199
       Less accumulated depreciation
         and amortization                                 181,095     168,531
                                                       ----------- -----------
                                                          341,173     337,668
                                                       ----------- -----------


       Other assets, at cost:
         Investments in unconsolidated affiliates         110,982     108,853
         Deposits and other assets                         23,684      22,537
         Debt issuance costs, net of accumulated
           amortization of $1,357,000 at June 30
           1995 and $955,000 at December 31, 1994          10,735      11,112
                                                       ----------- -----------
                                                          145,401     142,502
                                                       ----------- -----------

                                                         $622,005    $623,691
                                                       =========== ===========



               See accompanying notes to consolidated financial statements.

                                            -1-                    (continued)










                            SHOWBOAT, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                      (unaudited)
                          JUNE 30, 1994 AND DECEMBER 31, 1994
                                      (continued)


                                                        JUNE 30,   DECEMBER 31,
       LIABILITIES AND SHAREHOLDERS' EQUITY               1995         1994
       --------------------------------------          ----------- -----------
                                                             (In thousands)
       Current liabilities:
         Current maturities of long-term debt                 $21         $19
         Accounts payable                                   8,363      11,059
         Income taxes payable                               1,070       4,562
         Dividends payable                                    384         384
         Accrued liabilities                               36,113      34,286
                                                       ----------- -----------
               Total current liabilities                   45,951      50,310
                                                       ----------- -----------

       Long-term debt, excluding current maturities       392,192     392,016
                                                       ----------- -----------

       Other liabilities                                    4,671       5,144
                                                       ----------- -----------

       Deferred income taxes                               18,766      18,760
                                                       ----------- -----------

       Minority interest                                    1,509         -
                                                       ----------- -----------
       Shareholders' equity:
         Common stock, $1 par value, 50,000,000
           shares authorized, 15,794,578 shares
           issued at June 30, 1995 and
           December 31, 1994                               15,795      15,795
         Additional paid-in capital                        76,960      76,845
         Retained earnings                                 74,782      68,809
                                                       ----------- -----------
                                                          167,537     161,449
         Foreign currency translation adjustment           (2,467)      3,490
         Cost of common stock in treasury,
           390,623 shares at June 30, 1995 and
           425,823 shares at December 31, 1994             (3,086)     (3,364)
         Unearned compensation for restricted stock        (3,068)     (4,114)
                                                       ----------- -----------
               Total shareholders' equity                 158,916     157,461
                                                       ----------- -----------

                                                         $622,005    $623,691
                                                       =========== ===========

               See accompanying notes to consolidated financial statements.

                            SHOWBOAT, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                    (In thousands except share and per share data)


                                                          1995        1994
                                                       ----------- -----------
       Revenues:
         Casino                                          $186,097    $166,358
         Food and beverage                                 26,368      24,037
         Rooms                                             12,133       9,341
         Sports and special events                          1,945       2,086
         Management fees                                      190       1,082
         Other                                              2,553       3,106
                                                       ----------- -----------
                                                          229,286     206,010
         Less complimentaries                              18,743      15,183
                                                       ----------- -----------
           Net revenues                                   210,543     190,827
                                                       ----------- -----------

       Costs and expenses:
         Casino                                            71,489      66,365
         Food and beverage                                 28,829      28,361
         Rooms                                              7,633       6,592
         Sports and special events                          1,626       1,606
         General and administrative                        57,127      51,230
         Selling, advertising and promotion                 5,856       6,240
         Depreciation and amortization                     16,263      13,196
                                                       ----------- -----------
                                                          188,823     173,590
                                                       ----------- -----------

       Income from operations from consolidated
         subsidiaries                                      21,720      17,237

       Equity in income (loss) of unconsolidated
         affiliate                                            (22)      7,892
                                                       ----------- -----------
       Income from operations                              21,698      25,129
                                                       ----------- -----------












                                            -3-                    (continued)










                            SHOWBOAT, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                    (In thousands except share and per share data)
                                      (continued)


                                                          1995        1994
                                                       ----------- -----------

       Income from operations                             $21,698     $25,129
                                                       ----------- -----------

       Other (income) expense:
         Interest income                                   (2,890)     (1,525)
         Interest expense                                  21,251      13,272
         Interest capitalized                              (6,567)     (1,352)
         Gain on sale of unconsolidated affiliate          (2,558)        -
                                                       ----------- -----------
                                                            9,236      10,395
                                                       ----------- -----------

       Income before income taxes                          12,462      14,734

       Income tax expense                                   5,720       5,940
                                                       ----------- -----------

       Net income                                          $6,742      $8,794
                                                       =========== ===========


       Weighted average shares outstanding             15,522,432  15,253,861


       Income per common and equivalent share               $0.43       $0.58
                                                       =========== ===========














               See accompanying notes to consolidated financial statements.



                            SHOWBOAT, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)
                   FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                     (In thousands except share and per share data)


                                                          1995        1994
                                                       ----------- -----------
       Revenues:
         Casino                                           $99,250     $89,461
         Food and beverage                                 14,062      12,835
         Rooms                                              6,506       5,116
         Sports and special events                            890         980
         Management fees                                      -           481
         Other                                              1,330       1,708
                                                       ----------- -----------
                                                          122,038     110,581
         Less complimentaries                              10,174       8,186
                                                       ----------- -----------
           Net revenues                                   111,864     102,395
                                                       ----------- -----------

       Costs and expenses:
         Casino                                            37,593      35,360
         Food and beverage                                 14,924      14,794
         Rooms                                              3,832       3,339
         Sports and special events                            675         728
         General and administrative                        29,234      27,897
         Selling, advertising and promotion                 3,225       3,706
         Depreciation and amortization                      8,107       6,835
                                                       ----------- -----------
                                                           97,590      92,659
                                                       ----------- -----------
       Income from operations from consolidated
         subsidiaries                                      14,274       9,736

       Equity in income of unconsolidated
         affiliate                                            -         4,305
                                                       ----------- -----------
       Income from operations                              14,274      14,041
                                                       ----------- -----------













                                            -5-                    (continued)










                            SHOWBOAT, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)
                   FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                     (In thousands except share and per share data)
                                      (continued)


                                                          1995        1994
                                                       ----------- -----------

       Income from operations                             $14,274     $14,041
                                                       ----------- -----------

       Other (income) expense:
         Interest income                                   (1,691)       (722)
         Interest expense                                  10,620       6,621
         Interest capitalized                              (3,321)       (903)
                                                       ----------- -----------
                                                            5,608       4,996
                                                       ----------- -----------

       Income before income taxes                           8,666       9,045

       Income tax expense                                   3,707       3,691
                                                       ----------- -----------

       Net income                                           4,959       5,354
                                                       =========== ===========


       Weighted average shares outstanding             15,556,514  15,321,474


       Income per common and equivalent share               $0.32       $0.35
                                                       =========== ===========
















               See accompanying notes to consolidated financial statements.


                                             SHOWBOAT, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (unaudited)
                                         FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                            AND YEAR ENDED DECEMBER 31, 1994
                                                                   Cumulative               Unearned
                                                                     foreign               compensation
                                             Additional             currency                   for
                                    Common    paid-in   Retained   translation  Treasury   restricted
                                     stock    capital   earnings   adjustment     stock       stock       Total
                                   --------- ---------  ---------- ----------- ----------- ----------- -----------
                                                                  (In thousands)
       Balance, January 1, 1994     $15,795   $71,162     $54,628   $     -       ($6,370)       ($57)   $135,158

       Net income                       -         -        15,699         -           -           -        15,699

       Cash dividends
         ($.10 per share)               -         -        (1,518)        -           -           -        (1,518)

       Issuance of warrants             -       1,953         -           -           -           -         1,953

       Share transactions under
         stock plans                    -       3,730         -           -         3,006      (6,021)        715

       Amortization of unearned
         compensation                   -         -           -           -           -         1,964       1,964

       Foreign currency translation
         adjustment                     -         -           -         3,490         -           -         3,490
                                   --------- ---------  ---------- ----------- -----------  ----------- ----------

       Balance, December 31, 1994    15,795    76,845      68,809       3,490      (3,364)     (4,114)    157,461

       Net income                       -         -         6,742         -           -           -         6,742

       Cash dividends
         ($.05 per share)               -         -          (769)        -           -           -          (769)

       Share transactions under
         stock plans                    -         115         -           -           278        (438)        (45)

       Amortization of unearned
         compensation                   -         -           -           -           -         1,484       1,484

       Foreign currency translation
         adjustment                     -         -           -        (5,957)        -           -        (5,957)
                                   --------- ---------  ---------- ----------- -----------  ----------- ----------

       Balance, June 30, 1995       $15,795   $76,960     $74,782     ($2,467)    ($3,086)    ($3,068)   $158,916
                                   ========= =========  ========== =========== =========== ============ ==========






















                                  See accompanying notes to consolidated financial statements.


                            SHOWBOAT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                                          1995         1994
                                                       ----------- -----------
                                                             (In thousands)
       Cash flows from operating activities:
         Net income                                        $6,742      $8,794
         Adjustments to reconcile net income to
          net cash provided by operating activities:
           Allowance for doubtful accounts                    807        (154)
           Depreciation and amortization                   16,263      13,196
           Amortization of discount on debt and
             debt issuance costs                              590         253
           Provision for deferred income taxes              2,354       1,970
           Provision for loss on Casino Reinvestment
             Development Authority obligation                 521         566
           Amortization of unearned compensation            1,484         361
           Gain on sale of unconsolidated affiliate        (2,558)        -
           (Undistributed) distributed earnings of
             unconsolidated affiliate                       8,362      (3,563)
           Increase in receivables, net                      (394)     (2,216)
           Increase in income taxes receivable                -        (3,027)
           Increase in inventories and
             prepaid expenses                              (1,533)     (1,807)
           (Increase) decrease in deposits and
             other assets                                   1,158      (2,299)
           Increase (decrease) in accounts payable         (1,662)        893
           Decrease in income taxes payable                (3,510)        -
           Increase (decrease) in accrued liabilities        (479)      1,970
           Other                                              461         (63)
                                                       ----------- -----------
             Net cash provided by operating activities     28,606      14,874
                                                       ----------- -----------

       Cash flows from investing activities:
         Acquisition of property and equipment            (20,394)    (48,407)
         Proceeds from sale of equipment                      130          65
         Deposit for Casino Reinvestment
           Development Authority obligation                (1,773)     (1,557)
         Investment in unconsolidated affiliates          (35,965)     (9,000)
         Proceeds from sale of unconsolidated
           affiliate                                       51,366         -
         Advances to unconsolidated affiliates             (2,402)        -
         Repayments of advances to unconsolidated
           affiliates                                       1,967         -
         Increase in deposits and other assets             (2,665)        -
         Other                                                146         -
                                                       ----------- -----------
             Net cash used in investing activities         (9,590)    (58,899)
                                                       ----------- -----------

                                            -8-                    (continued)










                            SHOWBOAT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                      (continued)


                                                          1995         1994
                                                       ----------- -----------
                                                             (In thousands)
       Cash flows from financing activities:
         Principal payments of long-term debt and
           capital lease obligations                         ($10)    ($2,973)
         Debt issuance costs                                  (25)        -
         Payment of dividends                                (769)       (749)
         Proceeds from employee stock option exercises        127         507
         Minority interest contributions                    1,509         -
         Other                                                -          (240)
                                                       ----------- -----------
             Net cash provided by (used in)
               financing activities                           832      (3,455)
                                                       ----------- -----------

       Effect of exchange rate changes on cash               (142)        -
                                                       ----------- -----------

       Net increase (decrease) in cash and
         cash equivalents                                  19,706     (47,480)

       Cash and cash equivalents at
         beginning of period                               90,429     122,787
                                                       ----------- -----------
       Cash and cash equivalents at end of period        $110,135     $75,307
                                                       =========== ===========

       Supplemental disclosures of cash
        flow information:
         Cash paid during the period for:
           Interest, net of amounts capitalized           $13,704     $13,019
           Income taxes                                     6,876       6,998


       Supplemental schedule of noncash investing
         and financing activities:
           Decrease in construction contracts and
             retentions payable                            (1,145)     (1,400)
           Share transactions under long-term incentive
             plan                                             602       6,131
           Transfer deposits to property and equipment        594         433
           Foreign currency translation adjustment         (5,957)        -
           Net liabilities of unconsolidated
             affiliate assumed                              1,824         -

               See accompanying notes to consolidated financial statements.

                            SHOWBOAT, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Nature of Operations

               Showboat, Inc. and subsidiaries, collectively the Company or SBO, conduct casino gaming operations in Las Vegas, Nevada, Atlantic City, New Jersey and until March 9, 1995, in New Orleans, Louisiana. In addition, the Company operates support services including hotel, restaurant, bar, and convention facilities. The Company also owns a 55.0% interest in a partnership formed to operate a riverboat in East Chicago, Indiana.

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














                                            -10-                   (continued)










                            SHOWBOAT, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (continued)



       2.  LONG-TERM DEBT

               Long-term debt consists of the following:

                                                        June 30,   December 31,
                                                          1995        1994
                                                       ----------- -----------
                                                            (In thousands)

           9 1/4% First Mortgage Bonds due 2008          $270,180    $269,992

           13% Senior Subordinated Notes due 2009         120,000     120,000

           Capitalized lease obligations                    2,033       2,043
                                                       ----------- -----------
                                                          392,213     392,035
           Less current maturities                             21          19
                                                       ----------- -----------
                                                         $392,192    $392,016
                                                       =========== ===========

               During the quarter ended June 30, 1995, Atlantic City Showboat, Inc. (ACSI) had available an unsecured line of credit. On August 4, 1995, the Company obtained a two year secured line of credit for general working capital purposes totaling $25.0 million. At the end of the two year term, the line of credit may convert to a three year term loan. The bank received security pari passu with the holders of the Company's $275.0 million 9 1/4% First Mortgage Bonds due 2008. Interest is payable monthly at the bank's prime rate plus .5% or LIBOR plus 2.5% at the election of the Company. The interest rate charged at the date the line of credit is converted to a term loan will be the bank's prime rate plus 1.0% or the fixed rate designated by the bank at the election of the Company. In the event the line of credit is utilized for equity investments in or loans to entities constituting new projects, the Company is required to pay the bank a fee equal to .75% of the advance. As of August 14, 1995, all the funds under this line of credit were available for use by the Company. This line of credit replaces the ACSI unsecured line of credit which was due to expire in August of 1995.









                                            -11-                   (continued)










                            SHOWBOAT, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (continued)



       3.  GAIN ON SALE OF UNCONSOLIDATED AFFILIATE

               In March 1995, the Company purchased an additional 50% of the equity of Showboat Star Partnership (SSP), which operated the Showboat Star Casino on Lake Pontchartrain in New Orleans, Louisiana, bringing its total equity interest to 100%. The purchase price of the additional equity interest was $25.0 million coupled with a distribution of certain of the current assets of SSP to partners other than the Company. On March 9, 1995, the Company ceased all operations at the Showboat Star Casino as a result of certain legal issues related to conducting dockside gaming in Orleans Parish. In a series of unrelated transactions, the Company sold certain of the assets of SSP and its equity interest in SSP resulting in a net pretax gain of $2.6 million which is included in the 1995 Consolidated Statement of Income as gain on sale of unconsolidated affiliate.

































                                            -12-










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

           In March 1995, the Company purchased an additional 50% of the equity of Showboat Star Partnership (SSP), which operated the Showboat Star Casino on Lake Pontchartrain in New Orleans, Louisiana, bringing its total equity interest to 100%. The purchase price of the additional equity interest was $25.0 million coupled with a distribution of certain of the current assets of SSP to partners other than the Company. On March 9, 1995, the Company ceased all operations at the Showboat Star Casino as a result of certain legal issues related to conducting dockside gaming in Orleans Parish. In a series of unrelated transactions, the Company sold certain of the assets of SSP and its equity interest in SSP resulting in a net pretax gain of $2.6 million which is included in the 1995 Consolidated Statement of Income as gain on sale of unconsolidated affiliate.

           Showboat Australia Pty Limited (SA) was formed in 1994 and, along with Leighton Properties Ltd. formed Sydney Harbour Casino Pty. Limited (SHC), to apply for the exclusive full service casino license in Sydney, Australia. The casino license was awarded to SHC in December 1994. SA invested approximately $100.0 million in SHC for a 26.3% equity interest. SA also owns 85% of the company engaged to
       manage the casino for a fee.   SHC anticipates that it will commence
       gaming operations in a temporary facility in September 1995 and that the operations at the permanent facility will commence in early 1998. As a result of the anticipated write-off of certain preopening and development costs subsequent to the opening of the temporary casino, the Company anticipates minimal contribution to its earnings in 1995 from the commencement of operations at the temporary facility.








                                            -13-                   (continued)











       MATERIAL CHANGES IN RESULTS OF OPERATIONS

       Quarter Ended June 30, 1995 Compared to Quarter Ended June 30, 1994

       Revenues

           Net revenues for the Company increased to $111.9 million in the quarter ended June 30, 1995 compared to $102.4 million in the same period in 1994, an increase of $9.5 million or 9.3%. Casino revenues increased $9.8 million or 10.9% to $99.3 million in the quarter ended June 30, 1995 from $89.5 million in the same period in 1994. Nongaming revenues, which consist principally of food, beverage, room and bowling revenues and management fees, were $22.8 million in the second quarter of 1995 compared to $21.1 million in 1994.

           The Atlantic City Showboat generated $95.0 million of net revenues in the quarter ended June 30, 1995 compared to $81.1 million in the same period in the prior year, an increase of $13.9 million or 17.2%. Casino revenues were $86.7 million in the three months ended June 30, 1995 compared to $73.9 million in the same period in the prior year, an increase of $12.8 million or 17.3%. The increase in casino revenues was due primarily to an increase in slot revenues of $9.3 million or 16.9% to $64.2 million in the quarter ended June 30, 1995 compared to $54.9 million in the same period in the prior year. This increase compares to a 9.3% growth in slot revenues in the Atlantic City market for the quarter ended June 30, 1995. The favorable comparison to the prior year is also the result of the addition of 15,000 square feet of casino space with approximately 560 new slot machines that opened in May 1994 and the addition of 200 slot machines in May 1995.

           At the Las Vegas Showboat, net revenues decreased to $16.9 million in the quarter ended June 30, 1995 from $20.8 million in the same period in 1994, a decrease of $4.0 million or 19.0%. Casino revenues decreased to $12.6 million in the second quarter of 1995 from $15.5 million in the second quarter of 1994, a decrease of $2.9 million or 19.0%. The 37% increase in slot machine capacity on the Boulder Strip continued to negatively impact revenues in the second quarter of 1995. The Las Vegas Showboat also commenced an $18.5 million renovation project that required the closure of approximately 40% of its casino space. The closure of the casino space began in late June and the Company expects the construction to be completed by Mid-December. The Company anticipates that the construction will have a negative impact on revenues through the end of the year.










                                            -14-                   (continued)











       Income From Operations

           The Company's income from operations increased to $14.3 million in the quarter ended June 30, 1995 from $14.0 million in the same period in 1994, an increase of $.3 million or 1.7%. Improvements at the Atlantic City Showboat were offset by the cessation of operations of SSP and lower results in Las Vegas. In addition, the Company incurred approximately $5.2 million in corporate expenses and expenses relating to the pursuit of expansion opportunities in jurisdictions outside of Nevada and New Jersey in the second quarter of 1995 compared to $5.0 million in the second quarter of 1994.

           Atlantic City Showboat's income from operations, before management fees, increased to $19.1 million in the second quarter of 1995 compared to $12.6 million in the same period in 1994, an increase of $6.5 million or 52.0%. Operating expenses at the Atlantic City Showboat increased $7.4 million or 10.8% to $75.9 million in the three months ended June 30, 1995 compared to $68.5 million in the same period in the prior year. Increases in operating expenses at the Atlantic City Showboat primarily relate to increased casino capacity and volume of business as a result of the expansion of the Atlantic City facility. General and administrative expenses increased primarily as a result of increased incentive compensation, higher maintenance and utilities costs as a result of the expanded facility, and increased property rent and real estate taxes. The Atlantic City Showboat's operating margin increased to 20.1% in the quarter ended June 30, 1995 compared to 15.5% in the same period in 1994.

           Income from operations, before management fees and intercompany rent, at the Las Vegas Showboat declined to $0.4 million in the second quarter of 1995 from $1.9 million in the second quarter of 1994, a decrease of $1.6 million. Operating expenses at the Las Vegas
       Showboat declined to $16.5 million in the second quarter of 1995 compared to $18.9 million in the same period in 1994, a decrease of $2.4 million or 12.7%. Although certain reductions in expenses were realized as a result of the decrease in the volume of business, increased competition on the Boulder Strip resulted in the continuation or increase in certain promotional and marketing programs.
















                                            -15-                   (continued)











       Other (Income) Expense

           Net interest expense increased to $5.6 million in the second quarter of 1995 up from $5.0 million in the same period in 1994, an increase of $0.6 million or 12.3%. This increase is primarily the result of the issuance, on August 10, 1994, of $120.0 million of 13% Senior Subordinated Notes due 2009. This increase was offset by a $2.4 million increase in capitalized interest associated with the construction of SHC's temporary casino in Sydney, Australia and a $1.0 million increase in interest income.

       Net Income

           The Company realized net income of $5.0 million or $.32 per share in the quarter ended June 30, 1995 compared to net income of $5.4 million or $.35 per share in the quarter ended June 30, 1994.


       Six Months Ended June 30, 1995 Compared to Six Months
       Ended June 30, 1994

           Net revenues for the Company increased to $210.5 million in the six months ended June 30, 1995 compared to $190.8 million in the same period in 1994, an increase of $19.7 million or 10.3%. Casino revenues increased $19.7 million or 11.9% to $186.1 million in the six months ended June 30, 1995 from $166.4 million in the same period in 1994. Nongaming revenues, which consist principally of food, beverage, room and bowling revenues and management fees, were $43.2 million in the six months ended June 30, 1995 compared to $39.7 million in the same period in 1994.

           The Atlantic City Showboat generated $175.9 million of net revenues in the six months ended June 30, 1995 compared to $147.4 million in the same period in the prior year, an increase of $28.6 million or 19.4%. Casino revenues were $160.6 million in the six months ended June 30, 1995 compared to $134.5 million in the same period in the prior year, an increase of $26.2 million or 19.5%. The increase in casino revenues was due primarily to an increase in slot revenue of $19.7 million and an increase in table game revenue of $6.2 million compared to the same period in the prior year. The favorable comparison to the prior year is the result of the addition of 15,000 square feet of casino space with approximately 560 new slot machines that opened in May 1994 and the addition of 200 slot machines in May 1995. Also contributing to the increase in revenues was the mild winter weather during the first quarter of 1995 compared to the harsh winter weather during the same period in the prior year. At the Atlantic City Showboat slot revenues were 73.9% of total casino revenues in the six months ended June 30, 1995 and 73.6% in the same period in the prior year.





                                            -16-                   (continued)











           At the Las Vegas Showboat, net revenues decreased to $34.4 million in the six months ended June 30, 1995 from $42.4 million in the same period in 1994, a decrease of $8.0 million or 18.8%. Casino revenues decreased to $25.5 million in the first six months of 1995 from $31.9 million in the first six months of 1994, a decrease of $6.4 million or 20.1%. The increased competition on the Boulder Strip continued to have a negative impact on revenues. The Las Vegas Showboat has commenced an $18.5 million renovation project which required the closure of approximately 40% of the casino space at the end of June. The Company expects the construction to have a negative impact on revenues through the end of the year.

       Income From Operations

           The Company's income from operations decreased to $21.7 million in the six months ended June 30, 1995 from $25.1 million in the same period in 1994, a decrease of $3.4 million or 13.7%. This decrease is primarily due to the cessation of operations in Louisiana due to the Company's sale of its equity interest in SSP, lower results in Las Vegas, and an increase in corporate and development expenses. These decreases were partially offset by the improved performance at the Atlantic City Showboat.

           Atlantic City Showboat's income from operations, before management fees, increased to $31.6 million in the six months ended June 30, 1995 compared to $19.6 million in the same period in 1994, an increase of $12.0 million or 61.0%. Operating expenses at the Atlantic City Showboat increased $16.6 million or 13.0% to $144.3 million in the six months ended June 30, 1995 compared to $127.7 million in the same period in the prior year. Increases in operating expenses at the Atlantic City Showboat primarily relate to increased casino capacity and volume of business as a result of the expansion of the Atlantic City facility. General and administrative expenses increased primarily as a result of increased incentive compensation, higher maintenance and utilities costs as a result of the expanded facility, and increased property and real estate taxes. The Atlantic City Showboat's operating margin increased to 18.0% in the six months ended June 30, 1995 compared to 13.3% in the same period in 1994.

           Income from operations, before management fees and intercompany rent, at the Las Vegas Showboat declined to $.3 million in the six months ended June 30, 1995 compared to $4.8 million in the six months ended June 30, 1994, a decrease of $4.5 million. Operating expenses at the Las Vegas Showboat declined to $34.1 million in the six months ended June 30, 1995 compared to $37.6 million in the same period in 1994, a decrease of $3.5 million or 9.2%. Reductions in expenses were realized as a result of the decrease in volume of business, however, the increased competition on the Boulder Strip resulted in the continuation or increase in certain promotional and marketing programs.





                                            -17-                   (continued)











       Other (Income) Expense

           Net interest expense increased to $11.8 million in the six months ended June 30, 1995 up from $10.4 million in the same period in 1994, an increase of $1.4 million or 13.5%. This increase is primarily the result of the issuance, on August 10, 1994, of $120.0 million of 13% Senior Subordinated Notes due 2009. This increase was offset by a $5.2 million increase in capitalized interest associated with the construction of SHC's temporary casino in Sydney, Australia and a $1.4 million increase in interest income.

       Income Taxes

           The Company's effective income tax rate increased to 45.9% in the six months ended June 30, 1995 compared to 40.3% in the six months ended June 30, 1994, an increase of 5.6%. This increase is primarily due to an increase in state income taxes. The Company has utilized all of its previous state net operating loss carryforward's and is in a state taxable position.

       Net Income

           The Company realized net income of $6.7 million or $.43 per share in the six months ended June 30, 1995 compared to net income of $8.8 million or $.58 per share in the six months ended June 30, 1994.


       MATERIAL CHANGES IN FINANCIAL CONDITION

           As of June 30, 1995, the Company held cash and cash equivalents of $110.1 million compared to $90.4 million at December 31, 1994. On March 31, 1995, the Company sold all of its interest in SSP which resulted in net proceeds available to the Company of approximately $34.7 million.

           During the six months ended June 30, 1995 the Company expended approximately $20.4 million on capital improvements at its Las Vegas and Atlantic City facilities which were funded from operations. The Company has commenced an $18.5 million renovation of its Las Vegas facility. The construction project will require closure of approximately 40% of the casino space for a period of up to six months commencing at the end of June 1995. The Las Vegas renovation will be funded from available cash. The Company expects the results of operations at the Las Vegas facility will be adversely impacted by business disruption during the construction period.









                                            -18-                   (continued)











           During the quarter ended June 30, 1995, Atlantic City Showboat, Inc. (ACSI) had available an unsecured line of credit. On August 4, 1995, the Company obtained a two year secured line of credit for general working capital purposes totaling $25.0 million. At the end of the two year term, the line of credit may convert to a three year term loan. The bank received security pari passu with the holders of the Company's $275.0 million 9 1/4% First Mortgage Bonds due 2008. Interest is payable monthly at the bank's prime rate plus .5% or LIBOR plus 2.5% at the election of the Company. The interest rate charged at the date the line of credit is converted to a term loan will be the bank's prime rate plus 1% or the fixed rate designated by the bank at the election of the Company. In the event the line of credit is utilized for equity investments in or loans to entities constituting new projects, the Company is required to pay the bank a fee equal to .75% of the advance. As of August 14, 1995, all the funds under this line of credit are available for use by the Company. This line of credit replaces the ACSI unsecured line of credit which was set to expire in August of 1995.

           On May 18, 1993, the Company issued $275.0 million of 9 1/4%
       First Mortgage Bonds due 2008 (Bonds). The Bonds are unconditionally guaranteed by Showboat Operating Company, a wholly-owned subsidiary of the Company, (SOC), ACSI and Ocean Showboat, Inc., a wholly-owned subsidiary of the Company, (OSI). The Bond Indenture was amended in July, 1994. Interest on the Bonds is payable semi-annually on May 1 and November 1 of each year. The Bonds are not redeemable prior to May 1, 2000. Thereafter, the Bonds will be redeemable, in whole or in part, at redemption prices specified in the Indenture for the Bonds (Bond Indenture), as amended. The Bonds are senior secured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu with the Company's senior indebtedness. The Bonds are secured by a deed of trust representing a first lien on the Las Vegas hotel casino (other that certain assets), by a pledge of all outstanding shares of capital stock of OSI, an intercompany note by ACSI in favor of SBO and a pledge of certain intellectual property rights of the Company. OSI's obligation under its guarantee is secured by a pledge of all outstanding shares of capital stock of ACSI. ACSI's obligation under its guarantee is secured by a leasehold mortgage representing a first lien on the Atlantic City hotel casino (other than certain assets). SOC's guarantee is secured by a pledge of certain assets related to the Las Vegas hotel casino.

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





                                            -19-                   (continued)











       The Bond Indenture, as amended, also places significant restrictions on the incurrence of additional Indebtedness by SBO and its subsidiaries, the creation of additional Liens on the Collateral securing the Bonds, transactions with Affiliates and the investment by SBO and its subsidiaries in certain Investments. In addition, the terms of the Bond Indenture, as amended, prohibit SBO and its subsidiaries from making a Restricted Payment unless, at the time of such Restricted Payment: (i) no Default or Event of Default has occurred or would occur as a consequence of such Restricted Payment;
       (ii) SBO, at the time of such Restricted Payment other than an investment in a Subsidiary in a Gaming Related Business or a Quarterly Dividend, and after giving proforma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, would have been permitted to incur at least $1.00 of additional Indebtedness; and, (iii) such Restricted Payment, together with the aggregate of all other Restricted Payments by SBO and its subsidiaries is less than the sum of (x) 50% of the Consolidated Net Income of SBO for the period (taken as one accounting period) from April 1, 1993 to the end of SBO's most recently ended fiscal quarter for which internal financial statements are available, plus (y) 100% of the aggregate net cash proceeds received by SBO from the issuance or sale of Equity Interests of SBO since the Issue Date, plus (z) Excess Non-Recourse Subsidiary Cash Proceeds received after the Issue Date. The term Restricted Payment does not include, among other things, the payment of any dividend if, at the time of declaration of such dividend, the dividend would have complied with the provisions of the Bond Indenture, as amended; the redemption, repurchase, retirement, or other acquisition of any Equity Interest of SBO out of proceeds of the substantially concurrent sale of other Equity Interests of SBO; Investments by SBO in an amount not to exceed $75.0 million in the aggregate in any Non-Recourse Subsidiary engaged in a Gaming Related Business; Investments by SBO in any Non-Recourse Subsidiary engaged in a Gaming Related Business in an amount not to exceed in the aggregate 100% of all cash received by SBO from any Non-Recourse Subsidiary up to $75.0 million in the aggregate and thereafter, 50% of all cash received by SBO from any Non-Recourse Subsidiary other than cash required to be repaid or returned to such Non-Recourse Subsidiary provided that the aggregate amount of Investments pursuant thereto does not exceed $125.0 million in the aggregate; Investments in Controlled Entities; and the purchase, redemption, defeasance of any pari passu Indebtedness with a substantially concurrent purchase, redemption, defeasance, or retirement of the Bonds (on a pro rata basis). Notwithstanding the foregoing, the Company is permitted to make investments in Controlled Entities only if from July 18, 1994 until December 31, 1996, the Company's Fixed Charge Coverage Ratio for the Company's most recently ended twelve months is greater than 1.5 to 1 and for the period commencing after December 31, 1996 the Company's Fixed Charge Coverage Ratio is greater than 1.75 to 1. For all other Restricted Payments,





                                            -20-                   (continued)











       other than a Regular Quarterly Dividend or a Restricted Investment in a Subsidiary engaged in a Gaming Related Business, the Company's Fixed Charge Coverage Ratio for the most recently ended four full fiscal quarters, after giving effect to such Restricted Payment must be greater than 2.25 to 1. As of June 30, 1995, the Company's Fixed Charge Coverage Ratio was 3.03 to 1. Additionally, the Bond Indenture, as amended, permits the Company to issue up to $150.0 million of additional Indebtedness (of which $120.0 million has been issued) without compliance with the debt incurrence tests stated therein.

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

           The Company is actively pursuing potential gaming opportunities in certain jurisdictions where gaming has recently been legalized, as well as jurisdictions where gaming is not yet, but is expected soon to be legalized. There can be no assurance that gaming legislation will be enacted in any additional jurisdictions, that any properties in which the Company may have invested will be compatible with any gaming legislation so enacted, that legalized gaming will continue to be authorized in any jurisdiction or that the Company will be able to obtain the required licenses in any jurisdiction. Further, no assurance can be given that any of the announced projects, or any project under development or any unannounced projects under development will be completed, licensed or result in any significant contribution to the Company's cash flow or earnings. Casino gaming operations are highly regulated and new casino development is subject to a number of risks.


                                            -21-                   (continued)











           In February 1995, the Company, with an unrelated corporation, formed Showboat Mardi Gras, L.L.C. (SMGLLC) to own and operate, subject to licensing, a riverboat casino near Kansas City, Missouri. SMGLLC is 35%-owned by the Company. In May 1995, the Missouri Gaming Commission selected the applicants for the then current available gaming licenses in Kansas City. SMGLLC was not selected and is currently seeking a buyer for its riverboat. The Company contributed $13.0 million to an escrow account for the benefit of SMGLLC. During the six months ended June 30, 1995, the Company transferred $4.5 million from the escrow account to SMGLLC for the completion of the riverboat, costs incurred in the licensing process and other general and administrative expenses. Under the terms of certain agreements, the Company will receive 35% of the net proceeds from any sale of the assets of SMGLLC.

           The Company is a member of a partnership, the Indiana
       Partnership, consisting of Showboat Indiana Investment Limited Partnership, a wholly owned limited partnership (SII) and Waterfront Entertainment and Development, Inc., an unrelated Indiana corporation (Waterfront). The Indiana Partnership is the only applicant for the sole riverboat gaming license allocated by statute to East Chicago, Indiana. Subject to available financial resources the Company anticipates that it will contribute approximately $35.0 million to the Indiana Partnership in a combination of debt and equity of which $5.4 million has been funded as of June 30, 1995. The Company will help the partnership obtain debt financing for the construction of a gaming vessel and related land site improvements. Licensing hearings for the Indiana Partnership's gaming application are anticipated to occur in late 1995. Subject to licensing and other approvals, the Indiana Partnership anticipates the commencement of gaming operations in 1996. The Indiana Partnership's site location and improvements have not received approval from the Army Corp of Engineers. The Partnership is currently revising its site proposal. No assurance can be given that the Indiana Partnership will be successful in obtaining the necessary funds to finance its gaming project, that the Indiana Partnership will successfully obtain a casino license or that the Indiana Partnership will receive approvals from the Army Corp of Engineers.

           In July 1995, the Company and Rockingham Venture, Inc., the Rockingham Park, a thoroughbred racetrack in New Hampshire, entered into agreements to develop and manage any additional gaming that may be authorized at Rockingham Park. The Company loaned Rockingham Venture, Inc. $8.85 million, which loan is secured by a second mortgage on Rockingham Park, in December 1994. At this time, casino gaming is not permitted in the State of New Hampshire. No assurance can be given that casino gaming legislation will be enacted in the State of New Hampshire or, if enacted, such legislation will authorize gaming at Rockingham Park.





                                            -22-                   (continued)











           The Company through its subsidiary Showboat Lemay, Inc., has an 80% general partnership interest in the Southboat Limited Partnership (Southboat) which, subject to licensing, plans to build and operate a riverboat casino on the Mississippi River in LeMay, Missouri. On June 1, 1995, the St. Louis County Council named Southboat as the preferred developer/operator for the riverboat casino. Southboat will file its application for a Missouri gaming license following completion of the negotiation of contracts with St. Louis County. Subject to available financial resources, the Company expects to contribute approximately $20.0 million to Southboat and will assist the partnership in obtaining debt financing for the construction of a riverboat casino and related land site improvements. No assurance can be given that Southboat will be successful in obtaining the necessary funds to finance its gaming project or that the Partnership will successfully obtain a casino gaming license or complete the negotiation of contracts with St. Louis County.

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


























                                            -23-










                            SHOWBOAT, INC. AND SUBSIDIARIES
                              PART II, OTHER INFORMATION


       ITEM 1. Legal Proceedings.

               "Darling Harbour Casino Limited vs. New South Wales Casino Control Authority Chief Secretary and Minister of
               Administrative Services and Sydney Harbour Casino Pty. Limited"

                   On May 31, 1995, the Administrative Law Division of the
               Supreme Court of the State of New South Wales, Australia made an order striking certain of the claims in the complaint filed by Darling Harbour Casino Limited (DHCL) against Sydney Harbour Casino Pty. Limited (SHC), the New South Wales Casino Control Authority (NSWCCA) and the Chief Secretary and Minister for Administrative Services (Minister). DHCL as appealed to the Court of Appeals of the Supreme Court of the State of New South Wales against this decision, and SHC, the NSWCCA and the Minister have cross-appealed. Arguments on the appeals have been scheduled to be heard on October 3 and 4, 1995. The remaining claims in DHCL's complaint allege, among other things, that DHCL was denied natural justice and/or procedural fairness as a result of its failure to receive notice and opportunities to respond to certain matters with respect to an amendment to SHC's application for the casino license. DHCL's complaint seeks the revocation of the casino license awarded to SHC in the State of New South Wales. DHCL was the unsuccessful applicant for such casino license. The Company owns 26.3% of the equity of SHC.

               " Hyland, et al v. Griffin Investigations, et al"

                   The Company has been advised that a purported class action lawsuit was filed under the name "Hyland, et al v. Griffin Investigations, et al on May 5, 1995 in the United States District Court for the District of New Jersey (Camden Division). Seventy-six casino operators, including the Company, and others were named as defendants in the action. The Company has not been served with a summons and complaint. The action, purportedly brought on behalf of "card counters," alleges that the casino operators exclude "card counters" from play and share information about "card counters." The action is ostensibly based on purported violations of the federal antitrust law, the Fair Credit Reporting Act, and various state consumer protection laws. If served, the Company intends to defend the action vigorously.

       Item 2. Changes in Securities.
               Not applicable

       Item 3. Defaults Upon Senior Securities.
               Not applicable


                                            -24-                   (continued)










                            SHOWBOAT, INC. AND SUBSIDIARIES
                              PART II, OTHER INFORMATION
                                      (continued)


       Item 4. Submission of Matters to a Vote of Security Holders.

               (a) The Company's annual meeting of shareholders was held on May 31, 1995.

               (b) Directors elected at the annual meeting for a term expiring in 1998 are as follows: J.K. Houssels, William C. Richardson and Jeanne S. Stewart. Directors continuing in office after the annual meeting are as follows: John D. Gaughan (term expires in 1997), Frank A. Modica (term expires in 1997), H. Gregory Nasky (term expires in 1997), J. Kell Houssels, III (term expires in 1997), George A. Zettler (term expires in 1996) and Carolyn M. Sparks (term expires in 1996).

               (c)  Votes for election of directors:

                         Nominees               For      Against     Abstain
               ----------------------------- --------- ----------- -----------
               J.K. Houssels                 14,590,147   114,849      -0-
               William C. Richardson         14,593,172   111,824      -0-
               Jeanne S. Stewart             14,592,022   112,974      -0-

               Votes for ratification and selection of auditors for the year ended December 31, 1995:
       Item 5.
                                                For      Against     Abstain
                                             --------- ----------- -----------
       Item 6. KPMG Peat Marwick             14,648,024    23,118      33,854

               Other Information.
               Not applicable

               Exhibits and Reports on Form 8-K

               (a) Exhibits
                   None

               (b) Current Report on Form 8-K, Item 5, dated March 31, 1995, reporting the sale of 100% of the partnership interests of the Showboat Star Partnership, a Louisiana general partnership wholly-owned by Lake Pontchartrain Showboat, Inc. and Showboat Louisiana, Inc., to Players Riverboat L.L.C., a Louisiana limited liability company and Players Riverboat Management, Inc., a Nevada corporation, for $52.0 million, subject to adjustment.





                                            -25-












                                       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       SHOWBOAT, INC.
                                                         Registrant


       Date:  August 14, 1995                s/H. Gregory Nasky
            -------------------             ----------------------------------
                                            H. GREGORY NASKY, Executive Vice
                                            President and Secretary


       Date:  August 14, 1995                s/Leann Schneider
            -------------------             ----------------------------------
                                            LEANN SCHNEIDER, Vice President -
                                            Finance and Chief Financial Officer
































                                            -26-