Form 10-Q
period 1995-09-30
SHOWBOAT INC
filed 1995-11-14
CIK 89966

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D. C. 20549

                                       FORM 10-Q

       (Mark One)
        XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----EXCHANGE ACT OF 1934

       For the quarterly period ended             SEPTEMBER 30, 1995
                                     ------------------------------------------

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

           Common Stock - $1 Par Value           15,528,415 shares outstanding
       --------------------------------------   -------------------------------

















































                            SHOWBOAT, INC. AND SUBSIDIARIES
                                         INDEX


       PART I            FINANCIAL  INFORMATION                    Page No.


         Item 1.         Financial Statements

                         Consolidated Balance Sheets -
                           September 30, 1995 and December 31, 1994    1-2

                         Consolidated Statements of Income -
                           For the nine months ended September 30,
                           1995 and 1994                               3-4

                         Consolidated Statements of Income -
                           For the three months ended September 30,
                           1995 and 1994                               5-6

                         Consolidated Statements of Shareholders'
                           Equity - For the nine months ended
                           September 30, 1995 and year ended
                           December 31, 1994                            7

                         Consolidated Statements of Cash Flows -
                           For the nine months ended September 30,
                           1995 and 1994                               8-9

                         Notes to Consolidated Financial
                           Statements                                 10-12


         Item 2.         Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                              13-24



       PART II
                         OTHER INFORMATION

                           ITEMS 1 - 6                                25-31

                           SIGNATURES                                  32

















       Item 1.  Financial Statements

                            SHOWBOAT, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                      (unaudited)
                          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                                    SEPTEMBER 30,  DECEMBER 31,
            ASSETS                                        1995         1994
           --------                                    ----------- -----------
                                                             (In thousands)
       Current assets:
         Cash and cash equivalents                       $125,594     $90,429

         Receivables, net                                   8,645       8,890

         Inventories                                        2,605       2,591

         Prepaid expenses                                   5,737       4,736

         Investment in unconsolidated affiliate
           held for sale                                      -        30,346

         Current deferred income taxes                      9,197       6,529
                                                       ----------- -----------
               Total current assets                       151,778     143,521
                                                       ----------- -----------


       Property and equipment                             530,024     506,199
       Less accumulated depreciation
         and amortization                                 187,365     168,531
                                                       ----------- -----------
                                                          342,659     337,668
                                                       ----------- -----------


       Other assets, at cost:
         Investments in unconsolidated affiliates         120,154     108,853
         Deposits and other assets                         25,716      22,537
         Debt issuance costs, net of accumulated
           amortization of $1,590,000 at September 30
           1995 and $955,000 at December 31, 1994          11,010      11,112
                                                       ----------- -----------
                                                          156,880     142,502
                                                       ----------- -----------

                                                         $651,317    $623,691
                                                       =========== ===========

               See accompanying notes to consolidated financial statements.

                                            -1-                    (continued)












                            SHOWBOAT, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                      (unaudited)
                          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                      (continued)


                                                     SEPTEMBER 30, DECEMBER 31,
       LIABILITIES AND SHAREHOLDERS' EQUITY               1995         1994
       --------------------------------------          ----------- -----------
                                                             (In thousands)
       Current liabilities:
         Current maturities of long-term debt                 $21         $19
         Accounts payable                                  10,230      11,059
         Income taxes payable                               5,582       4,562
         Dividends payable                                    388         384
         Accrued liabilities                               40,136      34,286
                                                       ----------- -----------
               Total current liabilities                   56,357      50,310
                                                       ----------- -----------

       Long-term debt, excluding current maturities       392,281     392,016
                                                       ----------- -----------

       Other liabilities                                    4,892       5,144
                                                       ----------- -----------

       Deferred income taxes                               23,287      18,760
                                                       ----------- -----------

       Minority interest                                    1,824         -
                                                       ----------- -----------
       Shareholders' equity:
         Common stock, $1 par value, 50,000,000
           shares authorized, 15,794,578 shares
           issued at September 30, 1995 and
           December 31, 1994                               15,795      15,795
         Additional paid-in capital                        77,975      76,845
         Retained earnings                                 82,219      68,809
                                                       ----------- -----------
                                                          175,989     161,449
         Foreign currency translation adjustment            1,336       3,490
         Cost of common stock in treasury,
           266,163 shares at September 30, 1995 and
           425,823 shares at December 31, 1994             (2,103)     (3,364)
         Unearned compensation for restricted stock        (2,546)     (4,114)
                                                       ----------- -----------
               Total shareholders' equity                 172,676     157,461
                                                       ----------- -----------

                                                         $651,317    $623,691
                                                       =========== ===========

               See accompanying notes to consolidated financial statements.

                            SHOWBOAT, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                    (In thousands except share and per share data)


                                                          1995        1994
                                                       ----------- -----------
       Revenues:
         Casino                                          $292,838    $265,946
         Food and beverage                                 41,425      38,192
         Rooms                                             19,282      15,248
         Sports and special events                          2,957       3,166
         Management fees                                      190       1,529
         Other                                              3,938       4,686
                                                       ----------- -----------
                                                          360,630     328,767
         Less promotional allowances                       30,518      24,709
                                                       ----------- -----------
           Net revenues                                   330,112     304,058
                                                       ----------- -----------

       Costs and expenses:
         Casino                                           135,108     126,733
         Food and beverage                                 24,955      26,810
         Rooms                                              6,394       5,970
         Sports and special events                          2,506       2,537
         General and administrative                        88,833      82,456
         Selling, advertising and promotion                 7,693       7,951
         Depreciation and amortization                     23,909      20,680
                                                       ----------- -----------
                                                          289,398     273,137
                                                       ----------- -----------

       Income from operations from consolidated
         subsidiaries                                      40,714      30,921

       Equity in income (loss) of unconsolidated
         affiliate                                            (22)     11,470
                                                       ----------- -----------
       Income from operations                              40,692      42,391
                                                       ----------- -----------












                                            -3-                    (continued)










                            SHOWBOAT, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                       (In thousands except share and per share data)
                                      (continued)


                                                          1995        1994
                                                       ----------- -----------

       Income from operations                             $40,692     $42,391
                                                       ----------- -----------

       Other (income) expense:
         Interest income                                   (4,547)     (2,833)
         Interest expense                                  32,019      22,582
         Interest capitalized                              (9,916)     (2,202)
         Foreign currency gain                               (267)        -
         Gain on sale of unconsolidated affiliate          (2,558)        -
                                                       ----------- -----------
                                                           14,731      17,547
                                                       ----------- -----------

       Income before income taxes                          25,961      24,844

       Income tax expense                                  11,393      10,135
                                                       ----------- -----------

       Net income                                         $14,568     $14,709
                                                       =========== ===========


       Weighted average shares outstanding             15,548,448  15,461,490


       Income per common and equivalent share               $0.94       $0.95
                                                       =========== ===========













               See accompanying notes to consolidated financial statements.



                            SHOWBOAT, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                      (In thousands except share and per share data)


                                                          1995        1994
                                                       ----------- -----------
       Revenues:
         Casino                                          $106,741     $99,588
         Food and beverage                                 15,057      14,155
         Rooms                                              7,149       5,907
         Sports and special events                          1,012       1,080
         Management fees                                      -           447
         Other                                              1,385       1,580
                                                       ----------- -----------
                                                          131,344     122,757
         Less promotional allowances                       11,775       9,526
                                                       ----------- -----------
           Net revenues                                   119,569     113,231
                                                       ----------- -----------

       Costs and expenses:
         Casino                                            46,871      45,699
         Food and beverage                                  8,905       9,468
         Rooms                                              2,047       1,939
         Sports and special events                            880         931
         General and administrative                        31,706      31,226
         Selling, advertising and promotion                 2,520       2,800
         Depreciation and amortization                      7,646       7,484
                                                       ----------- -----------
                                                          100,575      99,547
                                                       ----------- -----------
       Income from operations from consolidated
         subsidiaries                                      18,994      13,684

       Equity in income of unconsolidated
         affiliate                                            -         3,578
                                                       ----------- -----------
       Income from operations                              18,994      17,262
                                                       ----------- -----------













                                            -5-                    (continued)










                            SHOWBOAT, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                      (In thousands except share and per share data)
                                      (continued)


                                                          1995        1994
                                                       ----------- -----------

       Income from operations                             $18,994     $17,262
                                                       ----------- -----------

       Other (income) expense:
         Interest income                                   (1,657)     (1,308)
         Interest expense                                  10,768       9,310
         Interest capitalized                              (3,349)       (850)
         Foreign currency gain                               (267)        -
                                                       ----------- -----------
                                                            5,495       7,152
                                                       ----------- -----------

       Income before income taxes                          13,499      10,110

       Income tax expense                                   5,673       4,195
                                                       ----------- -----------

       Net income                                           7,826       5,915
                                                       =========== ===========


       Weighted average shares outstanding             15,730,786  15,488,979


       Income per common and equivalent share               $0.50       $0.38
                                                       =========== ===========















               See accompanying notes to consolidated financial statements.


                                             SHOWBOAT, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' E
                                                       (unaudited)
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                            AND YEAR ENDED DECEMBER 31, 1994
                                                                   Cumulative
                                                                     foreign
                                             Additional             currency
                                    Common    paid-in   Retained   translation
                                     stock    capital   earnings   adjustment
                                   --------- ---------  ---------- -----------
                                                                  (In thousands
       Balance, January 1, 1994     $15,795   $71,162     $54,628   $     -

       Net income                       -         -        15,699         -

       Cash dividends
         ($.10 per share)               -         -        (1,518)        -

       Issuance of warrants             -       1,953         -           -

       Share transactions under
         stock plans                    -       3,730         -           -

       Amortization of unearned
         compensation                   -         -           -           -

       Foreign currency translation
         adjustment                     -         -           -         3,490
                                   --------- ---------  ---------- -----------

       Balance, December 31, 1994    15,795    76,845      68,809       3,490

       Net income                       -         -        14,568         -

       Cash dividends
         ($.075 per share)              -         -        (1,158)        -

       Share transactions under
         stock plans                    -       1,130         -           -

       Amortization of unearned
         compensation                   -         -           -           -

       Foreign currency translation
         adjustment                     -         -           -        (2,154)
                                   --------- ---------  ---------- -----------

       Balance, September 30, 1995  $15,795   $77,975     $82,219      $1,336
                                   ========= =========  ========== ===========






















                                  See accompanying notes to consolidated financ


                            SHOWBOAT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                          1995         1994
                                                       ----------- -----------
                                                             (In thousands)
       Cash flows from operating activities:
         Net income                                       $14,568     $14,709
         Adjustments to reconcile net income to
          net cash provided by operating activities:
           Allowance for doubtful accounts                  1,241         592
           Depreciation and amortization                   23,909      20,680
           Amortization of discount on debt and
             debt issuance costs                              917         521
           Provision for deferred income taxes              3,019       1,804
           Provision for loss on Casino Reinvestment
             Development Authority obligation                 924         920
           Amortization of unearned compensation            1,935       1,151
           Gain on sale of unconsolidated affiliate        (2,558)        -
           (Undistributed) distributed earnings of
             unconsolidated affiliate                       8,362      (4,544)
           Increase in receivables, net                    (1,326)     (6,864)
           Increase in inventories and
             prepaid expenses                              (1,015)     (1,804)
           (Increase) decrease in deposits and
             other assets                                     563      (1,224)
           Decrease in accounts payable                      (537)       (314)
           Increase in income taxes payable                 1,507       1,333
           Increase in accrued liabilities                  3,541      11,455
           Other                                              458         136
                                                       ----------- -----------
             Net cash provided by operating activities     55,508      38,551
                                                       ----------- -----------
       Cash flows from investing activities:
         Acquisition of property and equipment            (28,812)    (61,567)
         Proceeds from sale of equipment                      288         204
         Deposit for Casino Reinvestment
           Development Authority obligation                (2,721)     (2,489)
         Casino Reinvestment Development Authority
           investment credit                                  -         2,672
         Restricted cash                                      -      (100,000)
         Investment in unconsolidated affiliates          (39,163)     (9,000)
         Proceeds from sale of unconsolidated
           affiliate                                       51,366         -
         Advances to unconsolidated affiliates             (3,340)        -
         Repayments of advances to unconsolidated
           affiliates                                       3,928         -
         Increase in deposits and other assets             (3,615)        -
         Other                                                (42)        -
                                                       ----------- -----------
             Net cash used in investing activities        (22,111)   (170,180)
                                                       ----------- -----------
                                            -8-                    (continued)










                            SHOWBOAT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                      (continued)

                                                          1995         1994
                                                       ----------- -----------
                                                            (In thousands)
       Cash flows from financing activities:
         Principal payments of long-term debt and
           capital lease obligations                         ($15)    ($3,491)
         Proceeds from issuance of long-term debt             -       120,000
         Debt issuance costs                                 (533)     (4,388)
         Payment of dividends                              (1,154)     (1,125)
         Distribution to bond holders                         -        (5,176)
         Proceeds from employee stock option exercises      1,767         528
         Minority interest contributions                    1,824         -
                                                       ----------- -----------
             Net cash provided by (used in)
               financing activities                         1,889     106,348
                                                       ----------- -----------

       Effect of exchange rate changes on cash               (121)        -
                                                       ----------- -----------
       Net increase (decrease) in cash and
         cash equivalents                                  35,165     (25,281)

       Cash and cash equivalents at
         beginning of period                               90,429     122,787
                                                       ----------- -----------
       Cash and cash equivalents at end of period        $125,594     $97,506
                                                       =========== ===========
       Supplemental disclosures of cash
        flow information:
         Cash paid during the period for:
           Interest, net of amounts capitalized           $18,337     $13,199
           Income taxes                                     6,867       6,998

       Supplemental schedule of noncash investing
         and financing activities:
           Decrease in construction contracts and
             retentions payable                              (604)     (1,185)
           Share transactions under long-term incentive
             plan                                             617       6,122
           Transfer deposits to property and equipment        777        (458)
           Warrants granted for loan commitment               -         1,953
           Accumulated benefit obligations of the Supplemental
             Executive Retirement Plan                        -         3,799
           Foreign currency translation adjustment         (2,154)        -
           Net liabilities of unconsolidated
             affiliate assumed                              1,824         -

               See accompanying notes to consolidated financial statements.

                            SHOWBOAT, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Nature of Operations

               Showboat, Inc. and subsidiaries, collectively the Company or SBO, conduct casino gaming operations in Las Vegas, Nevada, Atlantic City, New Jersey and until March 9, 1995, in New Orleans, Louisiana. In addition, the Company operates support services
           including hotel, restaurant, bar, and convention facilities.   On
           September 13, 1995, the Sydney Harbour Casino commenced gaming operations in Sydney, Australia. The Company, through its wholly owned subsidiary, Showboat Australia Pty. Ltd. (SA), owns approximately 26% of Sydney Harbour Casino Holdings Limited, the parent corporation of the casino licensee, the Sydney Harbour Casino Pty. Limited (SHC). SA also owns 85% of the manager of the Sydney Harbour Casino. The Company also owns a 55.0% interest in a general partnership formed to operate a riverboat casino in East Chicago, Indiana and an 80% interest in a limited partnership formed to operate a riverboat and dockside gaming facility in
           Lemay, Missouri.   Gaming applications for the Indiana and
           Missouri projects are pending and gaming operations cannot commence until such applications are affirmatively acted upon by the respective regulatory agency.

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







                                            -10-                   (continued)










                            SHOWBOAT, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (continued)

       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

           Revenues & Promotional Allowances

               Casino revenues represent the net win from gaming wins and losses. Revenues include the retail value of room, food, beverage and other goods and services provided to customers without charge. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances was charged to the casino department in the following amounts:

                                                           Nine Months Ended
                                                             September 30,
                                                       -----------------------
                                                          1995         1994
                                                       ----------- -----------
           Food and beverage                               20,063      17,101
           Room                                             5,314       4,149
           Other                                            1,091       1,712
                                                       ----------- -----------
           Total                                           26,468      22,962
                                                       =========== ===========

           Reclassifications

               Certain prior period balances have been reclassified to conform to the current period's presentation.


       2.  LONG-TERM DEBT

               Long-term debt consists of the following:

                                                     September 30, December 31,
                                                          1995        1994
                                                       ----------- -----------
                                                           (In thousands)

           9 1/4% First Mortgage Bonds due 2008          $270,274    $269,992

           13% Senior Subordinated Notes due 2009         120,000     120,000

           Capitalized lease obligations                    2,028       2,043
                                                       ----------- -----------
                                                          392,302     392,035
           Less current maturities                             21          19
                                                       ----------- -----------
                                                         $392,281    $392,016
                                                       =========== ===========

                                            -11-                   (continued)











                            SHOWBOAT, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (continued)

       2.  LONG-TERM DEBT  (continued)


           On August 4, 1995, the Company obtained a two year secured line of credit for general working capital purposes totaling $25.0 million. At the end of the two year term, the line of credit may convert to a three year term loan. The bank received security pari passu with the holders of the Company's $275.0 million 9 1/4% First Mortgage Bonds due 2008. Interest is payable monthly at the bank's prime rate plus .5% or LIBOR plus 2.5% at the election of the Company. The interest rate charged at the date the line of credit is converted to a term loan will be the bank's prime rate plus 1.0% or the fixed rate designated by the bank at the election of the Company. In the event the line of credit is utilized for equity investments in or loans to entities constituting new projects, the Company will be required to pay the bank a fee equal to .75% of the advance. As of September 30, 1995, all the funds under this line of credit were available for use by the Company. This line of credit replaced the Atlantic City Showboat's unsecured line of credit which expired in August of 1995.


       3.  GAIN ON SALE OF UNCONSOLIDATED AFFILIATE

               In March 1995, the Company purchased an additional 50% of the equity of Showboat Star Partnership (SSP), which operated the Showboat Star Casino on Lake Pontchartrain in New Orleans, Louisiana, bringing the Company's total equity interest in SSP to 100%. The purchase price of the additional equity interest was $25.0 million coupled with a distribution of certain of the current assets of SSP to partners other than the Company. On March 9, 1995, the Company ceased all operations at the Showboat Star Casino as a result of certain legal issues related to conducting dockside gaming in Orleans Parish. In a series of unrelated transactions, the Company sold certain of the assets of SSP and its equity interest in SSP resulting in a net pretax gain of $2.6 million which is included in the 1995 Consolidated Statement of Income as gain on sale of unconsolidated affiliate.














                                            -12-









         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       GENERAL


           Showboat, Inc. and subsidiaries, collectively the Company or
       SBO, conduct casino gaming operations in Las Vegas, Nevada, Atlantic City, New Jersey and until March 9, 1995, in New Orleans, Louisiana. In addition, the Company operates support services including hotel,
       restaurant, bar, and convention facilities.   On September 13, 1995,
       the Sydney Harbour Casino commenced gaming operations in Sydney, Australia. The Company, through its wholly owned subsidiary, Showboat Australia Pty. Ltd. (SA), owns approximately 26% of Sydney Harbour Casino Holdings Limited, the parent corporation of the casino licensee, the Sydney Harbour Casino Pty Limited (SHC). SA also owns 85% of the manager of the Sydney Harbour Casino. The Company also owns a 55.0% interest in a general partnership formed to operate a riverboat casino in East Chicago, Indiana and an 80% interest in a limited partnership formed to operate a riverboat and dockside gaming
       facility in Lemay, Missouri.   Gaming applications for the Indiana and
       Missouri projects are pending and gaming operations cannot commence until such applications are affirmatively acted upon by the respective regulatory agency.

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

           In March 1995, the Company purchased an additional 50% of the equity of Showboat Star Partnership (SSP), which operated the Showboat Star Casino on Lake Pontchartrain in New Orleans, Louisiana, bringing the Company's total equity interest in SSP to 100%. The purchase price of the additional equity interest was $25.0 million coupled with a distribution of certain of the current assets of SSP to partners other than the Company. On March 9, 1995, the Company ceased all operations at the Showboat Star Casino as a result of certain legal issues related to conducting dockside gaming in Orleans Parish. In a series of unrelated transactions, the Company sold certain of the assets of SSP and its equity interest in SSP resulting in a net pretax gain of $2.6 million which is included in the 1995 Consolidated Statement of Income as gain on sale of unconsolidated affiliate.










                                            -13-                   (continued)











       GENERAL                                                     (continued)


           SA was formed in 1994 and, along with Leighton Properties Ltd. formed SHC, to apply for the exclusive full service casino license in Sydney, Australia. The casino license was awarded to SHC in December 1994. SA invested approximately $100.0 million for a 26.3% equity interest in Sydney Harbour Casino Holdings Limited (SHCH) which owns 100% of SHC. SA also owns 85% of the company engaged to manage the casino for a fee. The Company has agreed to forego approximately $14.1 million in fees due under the management agreement. SHC commenced gaming operations on September 13, 1995 in a 60,000 square foot interim casino. SHC opened with very little or no marketing. In spite of this, table games revenues are meeting expectations although slot and food revenues are behind forecast. In response, SHC has commenced certain marketing programs. SHC is scheduled to open its permanent facility in early 1998. The company's equity in earnings
       of SHC's operations has   been reduced to zero due to the write-off of
       certain preopening and development costs. The Company does not anticipate any contribution to earnings from SA or SHC in 1995 due to the write-off of preopening and development costs and the foregone management fees.



       MATERIAL CHANGES IN RESULTS OF OPERATIONS

       Quarter Ended September 30, 1995 Compared to Quarter Ended
           September 30, 1994

       Revenues

           Net revenues for the Company increased to $119.5 million in the quarter ended September 30, 1995 compared to $113.2 million in the same period in 1994, an increase of $6.3 million or 5.6%. Casino revenues increased $7.1 million or 7.2% to $106.7 million in the quarter ended September 30, 1995 from $99.6 million in the same period in 1994. Nongaming revenues, which consist principally of food, beverage, room and bowling revenues and management fees, were $24.6 million in the third quarter of 1995 compared to $23.2 million in 1994.













                                            -14-                   (continued)













           The Atlantic City Showboat generated $107.3 million of net revenues in the quarter ended September 30, 1995 compared to $93.3 million in the same period in the prior year, an increase of $14.0 million or 15.1%. Casino revenues were $98.4 million in the three months ended September 30, 1995 compared to $85.1 million in the same period in the prior year, an increase of $13.3 million or 15.6%. The increase in casino revenues was due primarily to an increase in slot machine revenues of $9.7 million or 15.2% to $73.5 million in the quarter ended September 30, 1995 compared to $63.8 million in the same period in the prior year. This increase compares to a 9.5% growth in slot machine revenues in the Atlantic City market for the quarter ended September 30, 1995. The favorable comparison to the prior year is also the result of the addition of 200 slot machines in May of 1995, which were targeted toward high end slot players, and the increased hotel room capacity. The Atlantic City Showboat also increased its table game revenues by $3.8 million or 18.7% to $24.1 million for the quarter ended September 30, 1995 compared to $20.3 million for the same period in the prior year.

           The Las Vegas Showboat realized net revenues of $12.3 million in the quarter ended September 30, 1995, as compared to $19.5 million in the same period in 1994, a decrease of $7.2 million or 37.2%. Casino revenues decreased to $8.4 million in the third quarter of 1995 from $14.5 million in the third quarter of 1994, a decrease of $6.1 million or 42.3%. The renovation project at the Las Vegas Showboat which commenced in late June of 1995 and the increased competition on the Boulder Strip continued to negatively impact revenues in the third quarter of 1995. The casino capacity at the Las Vegas Showboat has been reduced approximately 40% due to the construction. The renovation is expected to be completed by the end of the year. It is anticipated that the construction will continue to adversely affect revenue through the remainder of 1995.



       Income From Operations

           The Company's income from operations increased to $19.0 million in the quarter ended September 30, 1995 from $17.3 million in the same period in 1994, an increase of $1.7 million or 10.0%. Improvements at the Atlantic City Showboat were offset by the cessation of operations of SSP and lower results at the Las Vegas Showboat. In addition, the Company incurred approximately $5.3 million in corporate expenses and expenses relating to the pursuit of expansion opportunities in jurisdictions outside of Nevada and New Jersey in the third quarter of 1995 compared to $5.9 million in the third quarter of 1994.







                                            -15-                   (continued)











           Atlantic City Showboat's income from operations, before management fees, increased to $26.7 million in the third quarter of 1995 compared to $19.3 million in the same period in 1994, an increase of $7.4 million or 38.7%. Operating expenses at the Atlantic City Showboat increased $6.6 million or 8.9% to $80.6 million in the three months ended September 30, 1995 compared to $74.0 million in the same period in the prior year. Increases in operating expenses at the Atlantic City Showboat primarily relate to increased casino capacity and volume of business as a result of the expansion of the Atlantic City facility. General and administrative expenses increased primarily as a result of increased incentive compensation, higher maintenance and utility costs as a result of the expanded facility, and increased property rent and real estate taxes. The Atlantic City Showboat's operating margin increased to 24.9% in the quarter ended September 30, 1995 compared to 20.7% in the same period in 1994.

           For the quarter ended September 30, 1995, the Las Vegas Showboat had a loss from operations, before management fees and intercompany rent, of $2.4 million compared to income of $0.1 million in the same period in 1994. Operating expenses at the Las Vegas
       Showboat declined to $14.6 million in the third quarter of 1995 compared to $19.4 million in the same period in 1994, a decrease of $4.8 million or 24.4%. Results at the Las Vegas Showboat were adversely impacted on a broad scale by the closure of approximately 40% of total casino floor space, the disruption to the guest experience caused by a major casino renovation project which commenced in July 1995, and the increased competition on the Boulder Strip. The renovation project is scheduled to be completed by the end of the year.

       Other (Income) Expense

           Net interest expense decreased to $5.8 million in the third quarter of 1995 down from $7.2 million in the same period in 1994, a decrease of $1.4 million or 19.4%. Although interest expense net of interest income increased by $1.1 million during the quarter, capitalized interest increased by $2.5 million resulting in an overall decrease in net interest expense. The increase in interest expense is primarily the result of the issuance, on August 10, 1994, of $120.0 million of 13% Senior Subordinated Notes due 2009. The increase in the capitalized interest is due primarily to the construction by SHC of its interim and permanent casino facilities in Sydney, Australia.

       Net Income

           The Company realized net income of $7.8 million or $.50 per share in the quarter ended September 30, 1995 compared to net income of $5.9 million or $.38 per share in the quarter ended September 30, 1994.






                                            -16-                   (continued)












       Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994


           Net revenues for the Company increased to $330.1 million in the nine months ended September 30, 1995 compared to $304.1 million in the same period in 1994, an increase of $26.0 million or 8.6%. Casino revenues increased $26.9 million or 10.1% to $292.8 million in the nine months ended September 30, 1995 from $265.9 million in the same period in 1994. Nongaming revenues, which consist principally of food, beverage, room and bowling revenues and management fees, were $67.8 million in the nine months ended September 30, 1995 compared to $62.8 million in the same period in 1994.

           The Atlantic City Showboat generated $283.2 million of net revenues in the nine months ended September 30, 1995 compared to $240.6 million in the same period in the prior year, an increase of $42.6 million or 17.7%. Casino revenues were $259.0 million in the nine months ended September 30, 1995 compared to $219.5 million in the same period in the prior year, an increase of $39.5 million or 18.0%. The increase in casino revenues was due primarily to an increase in slot machine revenue of $29.4 million and an increase in table game revenue of $10.0 million compared to the same period in the prior year. The favorable comparison to the prior year is the result of the addition of 15,000 square feet of casino space with approximately 560 new slot machines that opened in May 1994, the increased hotel room capacity in November 1994, and the addition of 200 slot machines in May 1995. Also contributing to the increase in revenues was the mild winter weather during the first quarter of 1995 compared to the harsh winter weather during the same period in the prior year. At the Atlantic City Showboat, slot machine revenues were 74.2% of total casino revenues in the nine months ended September 30, 1995 and 1994.

           At the Las Vegas Showboat, net revenues decreased to $46.7 million in the nine months ended September 30, 1995 from $61.9 million in the same period in 1994, a decrease of $15.2 million or 24.6%. Casino revenues decreased to $33.9 million in the nine months ended September 30, 1995 from $46.4 million in the same period of 1994, a decrease of $12.5 million or 27.1%. The renovation project which commenced in late June 1995 and the increased competition on the Boulder Strip continued to negatively impact revenues in the first nine months of 1995. The Casino capacity at the Las Vegas Showboat has been reduced by approximately 40% during the construction period which is expected to be completed by the end of the year. It is anticipated that the construction will continue to adversely affect revenue through the remainder of 1995.








                                            -17-                   (continued)










       Income From Operations

           The Company's income from operations decreased to $40.7 million in the nine months ended September 30, 1995 from $42.4 million in the same period in 1994, a decrease of $1.7 million or 4.0%. This decrease is primarily due to the cessation of operations in Louisiana due to the Company's sale of its equity interest in SSP, lower results in Las Vegas, and an increase in corporate and development expenses. These decreases were partially offset by the improved performance at the Atlantic City Showboat.

           Atlantic City Showboat's income from operations, before management fees, increased to $58.3 million in the nine months ended September 30, 1995 compared to $38.9 million in the same period in 1994, an increase of $19.4 million or 50.0%. Operating expenses at the Atlantic City Showboat increased $23.2 million or 11.5% to $224.9 million in the nine months ended September 30, 1995 compared to $201.7 million in the same period in the prior year. Increases in operating expenses at the Atlantic City Showboat primarily relate to increased casino capacity and volume of business as a result of the expansion of the Atlantic City facility. General and administrative expenses increased primarily as a result of increased incentive compensation, higher maintenance and utilities costs as a result of the expanded facility, and increased property and real estate taxes. The Atlantic City Showboat's operating margin increased to 20.6% in the nine months ended September 30, 1995 compared to 16.2% in the same period in 1994.

           For the nine months ended September 30, 1995, the Las Vegas Showboat had a loss from operations, before management fees and intercompany rent, of $2.1 million compared to income of $4.9 million in the same period in 1994. Operating expenses declined to $48.8 million in the nine months ended September 30, 1995 compared to $57.0 million in the nine months ended September 30, 1994, a decrease of $8.2 million or 14.4%. Reductions in expenses were realized as a result of the decrease in volume of business, however, the increased competition on the Boulder Strip resulted in the continuation of certain promotional and marketing programs which negatively affected the overall operating results.

       Other (Income) Expense

           Other expense decreased to $14.7 million in the nine months ended September 30, 1995 compared to $17.5 million in the same period in 1994, a decrease of $2.8 million or 16.0%. Contributing to this decrease was the gain on sale of unconsolidated affiliate of $2.6 million and a foreign currency gain of $0.3 million. Net interest expense for the nine months ended September 30, 1995 and September 30, 1994 was $17.5 million. Interest expense net of interest income increased by $7.7 million during the nine months ended September 30, 1995 as compared to the prior period, but capitalized interest also increased by $7.7 million. The increase in interest expense is primarily the result of the issuance, on August 10, 1994, of $120.0 million of 13% Senior Subordinated Notes due 2009. The increase in capitalized interest is due primarily to the construction by SHC of its interim and permanent casino facilities in Sydney, Australia.

                                            -18-                   (continued)











       Income Taxes

           The Company's effective income tax rate increased to 43.9% in the nine months ended September 30, 1995 compared to 40.8% in the nine months ended September 30, 1994, an increase of 3.1%. This increase is primarily due to an increase in state income taxes. The Company has utilized all of its previous state net operating loss carryforward's and is in a state taxable position.

       Net Income

           The Company realized net income of $14.6 million or $.94 per share in the nine months ended September 30, 1995 compared to net income of $14.7 million or $.96 per share in the nine months ended
       September 30, 1994.

       MATERIAL CHANGES IN FINANCIAL CONDITION

           As of September 30, 1995, the Company held cash and cash equivalents of $125.6 million compared to $90.4 million at December 31, 1994. On March 31, 1995, the Company sold all of its interest in SSP which resulted in net proceeds available to the Company of approximately
       $34.7 million.

           During the nine months ended September 30, 1995 the Company expended approximately $28.8 million on capital improvements at its Las Vegas and Atlantic City facilities which were funded from operations. The Company has commenced an $18.5 million renovation of its Las Vegas facility. The construction project required closure of approximately 40% of the casino space for a period of up to six months commencing at the end of June 1995. The Las Vegas renovation is being funded from available cash. The Company expects the results of operations at the Las Vegas facility will continue to be adversely impacted by business disruption during the construction period.

           On August 4, 1995, the Company obtained a two year secured line of credit for general working capital purposes totaling $25.0 million. At the end of the two year term, the line of credit may convert to a three year term loan. The bank received security pari passu with the holders of the Company's $275.0 million 9 1/4% First Mortgage Bonds due 2008. Interest is payable monthly at the bank's prime rate plus .5% or LIBOR plus 2.5% at the election of the Company. The interest rate charged at the date the line of credit is converted to a term loan will be the bank's prime rate plus 1% or the fixed rate designated by the bank at the election of the Company. In the event the line of credit is utilized for equity investments in or loans to entities constituting new projects, the Company will be required to pay the bank a fee equal to .75% of the advance. As of September 30, 1995, all the funds under this line of credit are available for use by the Company. This line of credit replaced the Atlantic City Showboat's unsecured line of credit which expired in August of 1995.



                                            -19-                   (continued)











           On May 18, 1993, the Company issued $275.0 million of 9 1/4%
       First Mortgage Bonds due 2008 (Bonds). The Bonds are unconditionally guaranteed by Showboat Operating Company, a wholly-owned subsidiary of the Company, (SOC), Ocean Showboat, Inc., a wholly-owned subsidiary of the Company, (OSI), and Atlantic City Showboat, Inc. (ACSI), a wholly-owned subsidiary of OSI. The Bond Indenture was amended in July, 1994. Interest on the Bonds is payable semi-annually on May 1 and November 1 of each year. The Bonds are not redeemable prior to May 1, 2000. Thereafter, the Bonds will be redeemable, in whole or in part, at redemption prices specified in the Indenture for the Bonds (Bond Indenture), as amended. The Bonds are senior secured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu with the Company's senior indebtedness. The Bonds are secured by a deed of trust representing a first lien on the Las Vegas hotel casino (other than certain assets), by a pledge of all outstanding shares of capital stock of OSI, an intercompany note by ACSI in favor of the Company and a pledge of certain intellectual property rights of the Company. OSI's obligation under its guarantee is secured by a pledge of all outstanding shares of capital stock of ACSI. ACSI's obligation under its guarantee is secured by a leasehold mortgage representing a first lien on the Atlantic City hotel casino (other than certain assets). SOC's guarantee is secured by a pledge of certain assets related to the Las Vegas hotel casino.

           The Bond Indenture, as amended, places significant restrictions on SBO and its subsidiaries, including restrictions on making loans and advances by SBO to subsidiaries which are Non-Recourse Subsidiaries or subsidiaries in which SBO owns less than 50% of the equity. All capitalized terms not otherwise defined in this paragraph have the meanings assigned to them in the Bond Indenture, as amended. The Bond Indenture, as amended, also places significant restrictions on the incurrence of additional Indebtedness by SBO and its subsidiaries, the creation of additional Liens on the Collateral securing the Bonds, transactions with Affiliates and the investment by SBO and its subsidiaries in certain Investments. In addition, the terms of the Bond Indenture, as amended, prohibit SBO and its subsidiaries from making a Restricted Payment unless, at the time of such Restricted Payment: (i) no Default or Event of Default has occurred or would occur as a consequence of such Restricted Payment;
       (ii) SBO, at the time of such Restricted Payment other than an investment in a Subsidiary in a Gaming Related Business or a Quarterly Dividend, and after giving proforma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, would have been permitted to incur at least $1.00 of additional Indebtedness; and, (iii) such Restricted Payment, together with the aggregate of all other Restricted Payments by SBO and its subsidiaries is less than the sum of (x) 50% of the Consolidated Net Income of SBO for the period (taken as one accounting period) from April 1, 1993 to the end of SBO's most recently ended fiscal quarter for which internal financial statements are available,

                                            -20-                   (continued)













       plus (y) 100% of the aggregate net cash proceeds received by SBO from the issuance or sale of Equity Interests of SBO since the Issue Date, plus (z) Excess Non-Recourse Subsidiary Cash Proceeds received after the Issue Date. The term Restricted Payment does not include, among other things, the payment of any dividend if, at the time of declaration of such dividend, the dividend would have complied with the provisions of the Bond Indenture, as amended; the redemption, repurchase, retirement, or other acquisition of any Equity Interest of SBO out of proceeds of the substantially concurrent sale of other Equity Interests of SBO; Investments by SBO in an amount not to exceed $75.0 million in the aggregate in any Non-Recourse Subsidiary engaged in a Gaming Related Business; Investments by SBO in any Non-Recourse Subsidiary engaged in a Gaming Related Business in an amount not to exceed in the aggregate 100% of all cash received by SBO from any Non-Recourse Subsidiary up to $75.0 million in the aggregate and thereafter, 50% of all cash received by SBO from any Non-Recourse Subsidiary other than cash required to be repaid or returned to such Non-Recourse Subsidiary provided that the aggregate amount of Investments pursuant thereto does not exceed $125.0 million in the aggregate; Investments in Controlled Entities; and the purchase, redemption, defeasance of any pari passu Indebtedness with a substantially concurrent purchase, redemption, defeasance, or retirement of the Bonds (on a pro rata basis). Notwithstanding the foregoing, the Company is permitted to make investments in Controlled Entities only if from July 18, 1994 until December 31, 1996, the Company's Fixed Charge Coverage Ratio for the Company's most recently ended twelve months is greater than 1.5 to 1 and for the period commencing after December 31, 1996 the Company's Fixed Charge Coverage Ratio is greater than 1.75 to 1. For all other Restricted Payments, other than a Regular Quarterly Dividend or a Restricted Investment in a Subsidiary engaged in a Gaming Related Business, the Company's Fixed Charge Coverage Ratio for the most recently ended four full fiscal quarters, after giving effect to such Restricted Payment must be greater than 2.25 to 1. As of September 30, 1995, the Company's Fixed Charge Coverage Ratio was 3.40 to 1. Additionally, the Bond Indenture, as amended, permits the Company to issue up to $150.0 million of additional Indebtedness (of which $120.0 million has been issued) without compliance with the debt incurrence tests stated therein.

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


                                            -21-                   (continued)











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

           The Company is actively pursuing potential gaming opportunities in certain jurisdictions where gaming is legalized, as well as jurisdictions where gaming is not yet, but is expected soon to be legalized. There can be no assurance that gaming legislation will be enacted in any additional jurisdictions, that any properties in which the Company may have invested will be compatible with any gaming legislation so enacted, that legalized gaming will continue to be authorized in any jurisdiction or that the Company will be able to obtain the required licenses in any jurisdiction. Further, no assurance can be given that any of the announced projects, or any project under development or any unannounced projects under development will be completed, licensed or result in any significant contribution to the Company's cash flow or earnings. Casino gaming operations are highly regulated and new casino development is subject to a number of risks.

           In February 1995, the Company, with an unrelated corporation, formed Showboat Mardi Gras, L.L.C. (SMGLLC) to own and operate, subject to licensing, a riverboat casino near Kansas City, Missouri. SMGLLC is 35%-owned by the Company. In May 1995, the Missouri Gaming Commission selected the applicants for the then current available gaming licenses in Kansas City. SMGLLC was not selected and is currently seeking a buyer for its riverboat. The Company has contributed approximately $4.5 million to SMGLLC for the completion of the riverboat, costs incurred in the licensing process and other general and administrative expenses. SMGLLC is currently completing the construction of the riverboat and intends to sell the riverboat. Although additional contributions may be required from the Company in order for SMGLLC to complete the riverboat, the Company will receive a portion of the proceeds upon sale of the assets of SMGLLC.
       The Company is evaluating whether to purchase the riverboat from SMGLLC for the Company's opportunity in Lemay, Missouri. If the Company does not acquire the riverboat from SMGLLC, the Company will write-off approximately $1.5 million, or $.06 per share, in order to write-down its investment in SMGLLC to its net realizable value.




                                            -22-                   (continued)










           The Company is a member of a partnership, Showboat Marina Partnership (Indiana Partnership), consisting of Showboat Indiana Investment Limited Partnership, a limited partnership owned by the Company (SII), and Waterfront Entertainment and Development, Inc., an unrelated Indiana corporation (Waterfront). The Indiana Partnership is the only applicant for the sole riverboat gaming license allocated by statute to East Chicago, Indiana. The Company anticipates that it will contribute approximately $35.0 million to the Indiana Partnership in a combination of debt and equity of which $6.4 million has been funded as of September 30, 1995. The Company will help the partnership obtain debt financing for the construction of a gaming vessel and related land site improvements. Licensing hearings for the Indiana Partnership's gaming application were scheduled for October 1995. However, on October 17, 1995, a complaint was filed against the Indiana Gaming Commission seeking a preliminary injunction and a temporary restraining order to enjoin the Indiana Gaming Commission from conducting a hearing on the Partnership's application. The complaint alleges that the City of East Chicago failed to hold an open public bidding process in selecting its applicant, and that such failure is in conflict with the Indiana gaming laws. On October 19, 1995, the Indiana Gaming Commission commenced the hearing on the application, but was served with a temporary restraining order and halted the proceedings. A final decision has not been reached in this matter. Neither the Indiana Partnership nor the Company are parties to the litigation and it is not known when this matter will be completed. Further, the Indiana Partnership's site location and improvements have not received
       approval from the Army Corp of Engineers.   The City of East Chicago
       has resubmitted its application for the site location and improve-ments and is awaiting approval from the Army Corp of Engineers. No assurance can be given that the Indiana Partnership will be successful in obtaining the necessary funds to finance its gaming project, that the Indiana Partnership will successfully obtain a casino license or that the approvals will be received from the Army Corp of Engineers.

           In July 1995, the Company and Rockingham Venture, Inc., which owns the Rockingham Park, a thoroughbred racetrack in New Hampshire, entered into agreements to develop and manage any additional gaming that may be authorized at Rockingham Park. In December 1994, the Company loaned Rockingham Venture, Inc. $8.85 million, which loan is secured by a second mortgage on Rockingham Park. At this time, casino gaming is not permitted in the State of New Hampshire. No assurance can be given that casino gaming legislation will be enacted in the State of New Hampshire or, if enacted, such legislation will authorize casino gaming at Rockingham Park.

           The Company through its subsidiary, Showboat Lemay, Inc., has an 80% general partner interest in Southboat Limited Partnership (Southboat) which, subject to licensing, plans to build and operate a riverboat and dockside gaming facility on the Mississippi River in Lemay, Missouri. On June 1, 1995, the St. Louis County Council named Southboat as the preferred developer/operator for the gaming facility and on October 13, 1995, Southboat executed a 99 year lease with the



                                            -23-                   (continued)











       St. Louis County Port Authority for development and operation of a dockside gaming facility in Lemay, Missouri. On October 17, 1995, Southboat filed its application for a gaming license with the Missouri Gaming Commission. Southboat Limited Partnership has entered into a commitment letter to receive up to $75.0 million of financing for the construction of a riverboat and related site improvements subject to certain conditions. The Company expects to contribute approximately $20.0 million to Southboat. No assurance can be given that Southboat will be successful in obtaining the necessary funds to finance its gaming project or that the Partnership will successfully obtain a casino license.

           The Company believes that it has sufficient capital resources to cover the cash requirements of its existing operations. The ability of the Company to satisfy its cash requirements, however, will be dependent upon the future performance of its casino hotels which will continue to be influenced by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. As the Company realizes expansion opportunities, the Company shall make significant capital investments in such opportunities and additional financing will be required. The Company anticipates that additional funds shall be obtained through loans or public offerings of equity or debt securities.































                                            -24-










                            SHOWBOAT, INC. AND SUBSIDIARIES
                              PART II, OTHER INFORMATION

       ITEM 1. Legal Proceedings.

               "Darling Harbour Casino Limited ("DHCL") vs. New South Wales Casino Control Authority, New South Wales Minister for Planning", Case No. 40227/94 and 40230/94, instituted in December 1994, in the Land and Environment Court of the State of New South Wales, Australia. On August 18, 1995, DHCL lodged an appeal with the Court of Appeals of the Supreme Court of New South Wales against the April 21, 1995 decision of the Land and Environmental Court which dismissed this proceeding. This legal proceeding is more fully discussed in the Company's Form 10-Q, Part II, Item 1 "Legal Proceedings" for the three months ended March 31, 1995.

               "DHCL vs. New South Wales Casino Control Authority, Sydney Harbour Casino Pty Limited and Cheif Secretary and Minister for Administrative Services", Case No. 30091 of 1994, instituted in the Supreme Court of New South Wales, Sydney Registry, Administrative Law Division, in December 1994. On November 8, 1995, the Court of Appeals of the Supreme Court of New South Wales dismissed the action filed by DHCL to revoke the issuance of the casino license to Sydney Habour Casino Pty Limited on December 14, 1994. DHCL has a period of
               21 days to file a notice of appeal to the High Court   of
               Australia. This legal proceeding is more fully discussed in the Company's Form 10-K, Part I, Item 3 "Legal Proceedings" for the year ended December 31, 1994.

                   "Edward H. Egipiaco (Egipiaco) v. Indiana Gaming
               Commission", Case No. 45C01-95-10-MI01845, instituted on October 17, 1995 in the Circuit Court for Lake County, Indiana. Egipiaco filed a complaint (the Egipiaco Complaint) on behalf of himself and the residents of the City of East Chicago requesting a preliminary injunction to enjoin the Indiana Gaming Commission from conducting a hearing on the Indiana Partnership's application for the sole riverboat casino license in East Chicago, Indiana, and from issuing a Certificate of Suitability to the Indiana Partnership. The Egipiaco Complaint alleges that the City of East Chicago failed to hold an open public bidding process in selecting its applicant, and such failure is in conflict with Indiana gaming laws. On October 19, 1995, the Indiana Gaming Commission commenced the hearing on the East Chicago application, but was served with a temporary restraining order and halted the proceedings. A final decision has not been reached in this matter, but because neither the Company nor the Indiana Partnership is a party to the litigation it is not known when this matter will be completed. While neither the Company nor the Indiana Partnership is a party to the



                                            -25-                   (continued)










                            SHOWBOAT, INC. AND SUBSIDIARIES
                              PART II, OTHER INFORMATION
                                      (continued)

               Egipiaco Complaint, an unfavorable outcome of such litigation would have a material adverse effect on the Indiana Partnership and its proposed riverboat casino project in East Chicago, Indiana.

                   "Larry Schreier v. Caesars World, Inc. et al.", Case No.
               95-923-DWH (RJJ), instituted on September 26, 1995 in the United States District Court for the District of Nevada. An individual, purportedly representing a class, filed a complaint against four manufacturers, three distributors and 38 casino operators, including the Company, who manufacture, distribute or offer for play video poker and electronic slot machines. The individual allegedly intends to seek class certification of the interests he claims to represent. The complaint alleges that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $1.0 billion. The complaint is similar to the Poulos Complaint and the Ahern Complaint referenced in the Company's Form 10-K, Part I, Item 3 "Legal Proceedings" for the year ended December 31, 1994. The
               Company has not yet responded to the complaint, but intends to defend the action vigorously. Management believes that the complaint is without merit and that the litigation will not have a material adverse impact on the Company's financial condition or operations.

                   "Hyland, et al. v. Griffin Investigation, et al. (the
               Hyland Case)", Case No. 95-CV-2236 (JEI), instituted on May 5, 1995 in the United States District Court for the District of New Jersey (Camden Division). The Company was served with a First Amended Complaint on August 29, 1995. On October 25, 1995, the plantiffs in the Hyland Case filed a "Notice of Dismissal Without Prejudice Only As To Defendant Showboat, Inc.," with the District Court Clerk. Seventy-six casino operators, including the Company, and others were originally named as defendants in the action. The action, brought on behalf of "card counters," alleges that the casino operators exclude "card counters" from play and share information about "card counters." The action is based on alleged violations of federal antitrust law, the Fair Credit Reporting Act, and various state consumer protection laws.





                                            -26-                   (continued)










                            SHOWBOAT, INC. AND SUBSIDIARIES
                              PART II, OTHER INFORMATION
                                      (continued)

       Item 2. Changes in Securities.

                   On October 5, 1995, the Board of Directors of Showboat,
               Inc. (the Company) declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of Common Stock, par value $1.00 per share (the "Common Stock"), of the Company. The distribution was payable as of October 16, 1995 to stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of preferred stock of the Company, designated as Series A Junior Preferred Stock (the Stock") at a price of $120.00 per one one-hunderdth (1/100) of a share ("Exercise Price"). The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and American Stock Transfer and Trust Company, as Rights Agent (the "Rights Agent").

                    The Rights, unless earlier redeemed by the Board of
               Directors, become exercisable upon the close of business on the day (the "Distribution Date") which is the earlier of (i) the tenth day following a public announcement that a person or group of affiliated or associated persons, with certain exceptions set forth below, has acquired beneficial ownership of 15% or more of the outstanding voting stock of the Company (an "Acquiring Person") or (ii) the tenth business day (or such later date as may be determined by the Board of Directors prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) after the date of the commencement of announcement of a person's or group's intention to commence a tender or exchange offer the consummation of which would result in the ownership of 30% or more of the Company's outstanding voting stock (even if no shares are actually purchased pursuant to such offer); prior thereto, the Rights would not be exercisable, would not be represented by a separate certificate, and would not be transferable apart from the Company's Common Stock, but will instead be evidenced, with respect to any of the Common Stock certificates outstanding as of October 16, 1995, by such Common Stock certificate with a copy of a Summary of Rights attached thereto. An Acquiring Person does not include (A) the Company,
               (B) any subsidiary of the Company, (C) any employee benefit plan or employee stock plan of the Company or of any subsidiary of the Company, or any trust or other entity organized, appointed, established or holding Common Stock for or pursuant to the terms of any such plan or (D) any person or group whose ownership of 15% or more of the shares of voting stock of the Company then outstanding results solely from (i) any action or transaction or transactions approved by the Board of Directors before such person or group became an Acquiring


                                            -27-                   (continued)










                            SHOWBOAT, INC. AND SUBSIDIARIES
                              PART II, OTHER INFORMATION
                                      (continued)

               Person or (ii) a reduction in the number of issued and outstanding shares of voting stock of the Company pursuant to a transaction or transactions approved by the Board of Directors (provided that any person or group that does not become an Acquiring Person by reason of clause (i) or (ii) above shall become an Acquiring Person upon acquisition of an additional 1% of the Company's voting stock unless such acquisition of additional voting stock will not result in such person or group becoming an Acquiring Person by reason of such clause (i) or (ii)).

                    Until the Distribution Date (or earlier redemption or
               expiration of the Rights), new Common Stock certificates issued after October 16, 1995 will contain a legend incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any of the Common Stock certificates outstanding as of October 16, 1995, with or without a copy of this Summary of Rights attached thereto, will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and such separate certificates alone will evidence the Rights from and after the Distribution Date.

                    The Rights are not exercisable until the Distribution Date.
               The Rights will expire at the close of business on October 5, 2005, unless earlier redeemed by the Company as described below.

                    The Preferred Stock is nonredeemable and, unless otherwise provided in connection with the creation of a subsequent series of preferred stock, subordinate to any other series of the Company's preferred stock. The Preferred Stock may not be issued except upon exercise of Rights. Each share of Preferred Stock will be entitled to receive when, as and if declared, a quarterly dividend in an amount equal to the greater of $120.00 per share or 100 times the cash dividends declared on the Company's Common Stock. In addition, Preferred Stock is entitled to 100 times any non-cash dividends (other than dividends payable in equity securities) declared on the Common Stock, in like kind. In the event of the liquidation of the Company, the holders of Preferred Stock will be entitled to receive, for each share of Preferred Stock, a payment in an amount equal to the greater of $12,000.00 or 100 times the payment made per share of Common Stock. Each share of Preferred Stock will have 100 votes, voting together with the Common Stock. In the event of any merger, consolidation or other

                                            -28-                   (continued)










                            SHOWBOAT, INC. AND SUBSIDIARIES
                              PART II, OTHER INFORMATION
                                      (continued)


             transaction in which Common Stock is exchanged, each share of Preferred Stock will be entitled to receive 100 times the amount received per share of Common Stock. The rights of Preferred Stock as to dividends, liquidation and voting are protected by anti- dilution provisions.

                  The number of shares of Preferred Stock issuable upon
             exercise of the Rights is subject to certain adjustments from time to time in the event of a stock dividend on, or a subdivision or combination of, the Common Stock. The Exercise Price for the Rights is subject to adjustment in the event of extraordinary distributions of cash or other property to the holders of Common Stock.

                  Unless the Rights are earlier redeemed or the transaction is approved by the Board of Directors and the Continuing Directors, if the Company at any time after the Distribution Date were to be acquired in a merger or other business combination (in which any shares of Common Stock are changed into or exchanged for other securities or assets) or more than 50% of the assets or earning power of the Company and its subsidiaries (taken as a whole) were to be sold or transferred in one or a series of related transactions, the Rights Agreement provides that proper provision will be made so that each holder of record of a Right will from and after such date have the right to receive, upon payment of the Exercise Price, that number of shares of common stock of the acquiring company having a market value at the time of such transaction equal to two times the Exercise Price. In addition, unless the Rights are earlier redeemed, in the event that a person or group becomes the beneficial owner of 15% or more of the Company's voting stock (other than pursuant to a tender or exchange offer (a "Qualifying Tender Offer") for all outstanding shares of Common Stock that is approved by the Board of Directors, after taking into account the long-term value of the Company and all other factors they consider relevant in the circumstances), the Rights Agreement provides that proper provisions will be made so that each holder of record of a Right, other than the Acquiring Person (whose Rights will thereupon become null and void), will thereafter have the right to receive, upon payment of the Exercise Price, that number of shares of the Preferred Stock having a market value at the time of the transaction equal to two times the Exercise Price (such market value to be determined with reference to the market value of the Company's Common Stock as provided in the Rights Agreement).

                  Fractions of shares of Preferred Stock (other than fractions which are integral multiples of one one-hundredth of a share) may, at the election of the Company, be evidenced by depositary



                                            -29-                   (continued)









                            SHOWBOAT, INC. AND SUBSIDIARIES
                              PART II, OTHER INFORMATION
                                      (continued)


             receipts. The Company may also issue cash in lieu of fractional shares which are not integral multiples of one one-hundredth of a share.

                  At any time on or prior to the close of business on the
             earlier of (i) the tenth day after the time that a person has become an Acquiring Person (or such date as a majority of the Board of Directors and a majority of the Continuing Directors (as defined in the Rights Agreement) may determine) or (ii) October 5, 2005, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price"). The Rights may be redeemed after the time that any Person has become an Acquiring Person only if approved by a majority of the Continuing Directors. Immediately upon the effective time of the action of the Board of Directors of the Company authorizing redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of the Rights will be to receive the Redemption Price.

                  For as long as the Rights are then redeemable, the Company may, except with respect to the redemption price or date of expiration of the Rights, amend the Rights in any manner, including an amendment to extend the time period in which the Rights may be redeemed. At any time when the Rights are not then redeemable, the Company may amend the Rights in any manner that does not materially affect the interests of holders of the Rights as such. Amendments to the Rights Agreement from and after the time that any Person becomes an Acquiring person requires the approval of a majority of the Continuing Directors (as provided in the Rights Agreement).

                  Until a Right is exercised, the holder, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or receive dividends.


       Item 3. Defaults Upon Senior Securities.
               None

       Item 4. Submission of Matters to a Vote of Security Holders.
               None

       Item 5. Other Information
               None







                                            -30-                   (continued)









                            SHOWBOAT, INC. AND SUBSIDIARIES
                              PART II, OTHER INFORMATION
                                      (continued)

       Item 6. Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    3.01 Restated Bylaws of Showboat, Inc., Dated October 24, 1995.

                   27.01   Financial Data Schedule

               (b)  Reports on Form 8-K

                    Form 8-K, Items 5 and 7, dated October 13, 1995, reporting the execution of a lease and development agreement by and between Southboat Limited Partnership and the St. Louis County Port Authority.

                    Form 8-K, Items 5 and 7, dated October 5, 1995, reporting
               a dividend of Preferred Stock Purchase Rights.

                    Form 8-K, Items 5, dated September 13, 1995, reporting the opening of the Sydney Harbour Casino temporary facility.





























                                            -31-













                                       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       SHOWBOAT, INC.
                                                         Registrant


       Date:  November 13, 1995              s/H. Gregory Nasky
            -------------------             ----------------------------------
                                            H. GREGORY NASKY, Executive Vice
                                            President and Secretary


       Date:  November 13, 1995              s/ Leann Schneider
            -------------------             ----------------------------------
                                            LEANN SCHNEIDER, Vice President -
                                            Finance and Chief Financial Officer































                                            -32-












                                   EXHIBIT INDEX


         Exhibit No.     Description

            3.01         Restate Bylaws of Showboat, Inc., dated October 24,
                         1995

           27.01         Financial Data Schedule