Form 10-Q/A
period 1995-09-30
SHOWBOAT INC
filed 1995-11-14
CIK 89966

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


                                             SHOWBOAT, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (unaudited)
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                            AND YEAR ENDED DECEMBER 31, 1994
                                                                   Cumulative               Unearned
                                                                     foreign               compensation
                                             Additional             currency                   for
                                    Common    paid-in   Retained   translation  Treasury   restricted
                                     stock    capital   earnings   adjustment     stock       stock       Total
                                   --------- ---------  ---------- ----------- ----------- ----------- -----------
                                                                  (In thousands)
       Balance, January 1, 1994     $15,795   $71,162     $54,628   $     -       ($6,370)       ($57)   $135,158

       Net income                       -         -        15,699         -           -           -        15,699

       Cash dividends
         ($.10 per share)               -         -        (1,518)        -           -           -        (1,518)

       Issuance of warrants             -       1,953         -           -           -           -         1,953

       Share transactions under
         stock plans                    -       3,730         -           -         3,006      (6,021)        715

       Amortization of unearned
         compensation                   -         -           -           -           -         1,964       1,964

       Foreign currency translation
         adjustment                     -         -           -         3,490         -           -         3,490
                                   --------- ---------  ---------- ----------- -----------  ----------- ----------

       Balance, December 31, 1994    15,795    76,845      68,809       3,490      (3,364)     (4,114)    157,461

       Net income                       -         -        14,568         -           -           -        14,568

       Cash dividends
         ($.075 per share)              -         -        (1,158)        -           -           -        (1,158)

       Share transactions under
         stock plans                    -       1,130         -           -         1,261        (367)      2,024

       Amortization of unearned
         compensation                   -         -           -           -           -         1,935       1,935

       Foreign currency translation
         adjustment                     -         -           -        (2,154)        -           -        (2,154)
                                   --------- ---------  ---------- ----------- -----------  ----------- ----------

       Balance, September 30, 1995  $15,795   $77,975     $82,219      $1,336     ($2,103)    ($2,546)   $172,676
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

           In February 1995, the Company, with an unrelated corporation, formed Showboat Mardi Gras, L.L.C. (SMGLLC) to own and operate, subject to licensing, a riverboat casino near Kansas City, Missouri. SMGLLC is 35%-owned by the Company. In May 1995, the Missouri Gaming Commission selected the applicants for the then current available gaming licenses in Kansas City. SMGLLC was not selected and is currently seeking a buyer for its riverboat. The Company has contributed approximately $4.5 million to SMGLLC for the completion of the riverboat, costs incurred in the licensing process and other general and administrative expenses. SMGLLC is currently completing the construction of the riverboat and intends to sell the riverboat. Although additional contributions may be required from the Company in order for SMGLLC to complete the riverboat, the Company will receive a portion of the proceeds upon sale of the assets of SMGLLC.
       The Company has made a contingent offer to SMGLLC for the riverboat based on obtaining a license to operate a riverboat casino in Lemay, Missouri. The purchase price is based on the cost of the assets and should result in no gain or loss to the Company, however, if the Company does not acquire the riverboat from SMGLLC, the Company will write-off approximately $1.5 million, or $.06 per share, in order to write-down its investment in SMGLLC to its net realizable value.




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