Form 10-K
period 1995-12-31
SHOWBOAT INC
filed 1996-03-19
CIK 89966

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]

     For the fiscal year ended        December 31, 1995

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

     For the transition period from              to

     Commission file number         1-7123

                         Showboat, Inc.
     (Exact name of registrant as specified in its charter)

          Nevada                                 88-0090766
  (State or other jurisdiction                (I.R.S. employer
 of incorporation or organization           identification no.)

  2800 Fremont Street, Las Vegas, Nevada           89104
 (Address of principal executive offices)        (Zip code)

                         (702) 385-9141
      (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

                                           Name of each exchange
          Title of each class               on which registered

   Common Stock, $1.00 par value, and     New York Stock Exchange
    Preferred Stock Purchase Rights

   9 1/4% First Mortgage Bonds due 2008   New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of registrant's common stock on the New York Stock Exchange on March 15, 1996, was approximately $342,272,000.

     Indicate  the number of shares outstanding of  each  of  the registrant's  classes  of common stock, as  of  March  15,  1996:
15,762,285

               DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report is incorporated by reference from the Showboat, Inc. Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

                             PART I

ITEM 1.BUSINESS

GENERAL

     Showboat,   Inc.  (the  "Company"),  through   subsidiaries,
(i) owns and operates the Showboat Casino Hotel fronting the Boardwalk in Atlantic City, New Jersey (the "Atlantic City Showboat"), (ii) owns and operates the Showboat Hotel, Casino and Bowling Center in Las Vegas, Nevada (the "Las Vegas Showboat"), and (iii) beneficially owns a 26.3% interest in, and manages, the Sydney Harbour Casino in Sydney, New South Wales, Australia, which commenced gaming operations in an interim casino on September 13, 1995. The Company, through subsidiaries, also owns
(i) a 55% partnership interest in Showboat Marina Partnership, which received a certificate of suitability on January 8, 1996 for a riverboat owner's license in East Chicago, Indiana, and
(ii) an 80% interest in Southboat Limited Partnership which has submitted an application with the Missouri Gaming Commission for a riverboat gaming license near Lemay, Missouri. From July 1993 to March 31, 1995, the Company owned an interest in, and managed the Showboat Star Casino, a riverboat casino then located on Lake Pontchartrain in New Orleans, Louisiana.

     The Company commenced operations in September 1954, as a partnership, and was incorporated in Nevada in 1960. The Company operated only in Nevada until the Atlantic City Showboat commenced operations in 1987. The Company became a publicly traded company on December 9, 1968. It was listed on the American Stock Exchange from 1973 to 1984 and on the New York Stock Exchange from 1984 to the present. Unless the context otherwise requires, the "Company" or "Showboat," as applicable, refers to Showboat, Inc. and its subsidiaries. The Company's executive offices are located at 2800 Fremont Street, Las Vegas, Nevada 89104, and its telephone number is (702) 385-9141.

FISCAL YEAR 1995 DEVELOPMENTS

     SYDNEY, AUSTRALIA

     The Sydney Harbour Casino commenced gaming operations in an interim casino in Sydney, New South Wales, Australia on September 13, 1995. Showboat Australia Pty Limited ("SA"), a corporation formed under the laws of the State of New South Wales and wholly-owned by subsidiaries of Showboat, is the largest single shareholder at 26.3% of Sydney Harbour Casino Holdings Limited ("SHCH"). SHCH, through wholly-owned subsidiaries, owns the Sydney Harbour Casino and holds the casino license required to operate the Sydney Harbour Casino. SA also has an 85% interest in the management company which manages the Sydney Harbour Casino pursuant to the terms of a 99-year management agreement.

     The interim casino, which has approximately 60,000 square feet of casino space, is located approximately one mile from the Sydney central business district at Pyrmont Bay adjacent to Darling Harbour on Wharves 12 and 13. An existing building was renovated to permit the operation of the interim casino containing 500 slot machines and 150 table games. The interim casino is open 24 hours per day, every day of the year. The interim casino features restaurants, bars, a sports lounge and a gift shop.

     The opening of the Sydney Harbour Casino marks the beginning of Sydney Harbour Casino's 12-year monopoly as the only full-service casino in the State of New South Wales. This exclusive 12-year period is included in the 99-year casino license awarded to Sydney Harbour Casino Pty Limited ("SHCL"), a wholly-owned subsidiary of SHCH.

     Pursuant to the terms of a construction contract and subject to certain exceptions, the permanent Sydney Harbour Casino must be completed within 38 months of the December 1994 award of the casino license to SHCL. The Company anticipates that the permanent Sydney Harbour Casino will commence operations by early 1998. The permanent Sydney Harbour Casino will be located at Pyrmont Bay next to the interim casino site. Pursuant to the terms of the casino license, upon opening the permanent casino, the interim casino will cease operations. The permanent Sydney Harbour Casino will feature approximately 153,000 square feet of casino space, including an approximately 22,000 square foot private gaming area to be located on a separate level which will target a premium clientele. The Sydney Harbour Casino will have 1,500 slot machines and 200 table games. The permanent Sydney Harbour Casino will also contain several themed restaurants, cocktail lounges, a 2,000 seat lyric theatre, a 900 seat cabaret style theatre and extensive public areas. The Sydney Harbour Casino complex will include a 352-room hotel tower and an adjacent condominium tower containing 139 privately-owned units with full hotel services. The complex will also include extensive retail facilities, a station for Sydney's proposed light rail system, a bus terminal, docking facilities for commuter ferries and parking for approximately 2,500 cars.

     EAST CHICAGO, INDIANA

     On January 8, 1996, the Showboat Marina Partnership ("SMP") was issued a certificate of suitability by the Indiana Gaming Commission (the "Indiana Commission") for a gaming license to own and operate a riverboat casino and related facilities (collectively, the "East Chicago Showboat") in East Chicago, Indiana. SMP is owned 55% by Showboat Indiana Investment Limited Partnership, a wholly-owned limited partnership of the Company, and 45% by Waterfront Entertainment and Development, Inc. ("Waterfront"), an unrelated corporation. SMP has applied to the Indiana Commission to transfer the certificate of suitability to a subsidiary partnership. The subsidiary partnership would then, if the transfer is approved, own and operate the East Chicago Showboat. No assurance can be given that the Indiana Commission will approve the transfer of the certificate of suitability to the subsidiary partnership. The certificate of suitability is valid for a period of 180 days from January 8, 1996, during which time SMP or the subsidiary partnership, as applicable, must comply with certain statutory requirements and special conditions in order to receive a permanent riverboat owner's license. The time period of the certificate of suitability may be extended at the discretion of the Indiana Commission. During the 180 day (or subsequently extended) interim compliance period, SMP or the subsidiary partnership, as applicable, must (i) invest at least $154.5 million in project development costs for the East Chicago Showboat, including, but not limited to site improvements, preopening expenses and contingency; (ii) obtain all permits, licenses and certificates required for lawful operation of the East Chicago Showboat, including those related to zoning, building, fire safety and health; (iii)
obtain any required financing; (iv) post a bond in an amount the local community will spend for infrastructure and any other facilities associated with the East Chicago Showboat; (v) obtain insurance; and (vi) obtain licensure for gaming equipment. Failure to substantially comply with the foregoing requirements may result in the Indiana Commission not extending the certificate of suitability beyond the initial 180 day period. The certificate of suitability also provides that failure to commence excursions within twelve months of January 8, 1996, may result in the revocation of the certificate of suitability; however, to date, the Indiana Commission has not revoked any gaming operator's certificate of suitability for failure to commence excursions within twelve months of issuance. No assurance can be given, however, that the Indiana Commission will not revoke the certificate of suitability if SMP or the subsidiary partnership, as applicable, fails to commence excursions within 12 months of the date of issuance thereof. If the Indiana Commission determines SMP or the subsidiary partnership, as applicable, has complied with the requirements of the certificate of suitability and all other applicable statutory and regulatory requirements required during the interim compliance period, it may issue an owner's license.

     The East Chicago Showboat will be located approximately 12 miles from downtown Chicago, Illinois. The current plans for the East Chicago Showboat contemplate a 100,000 square foot state-of-the-art riverboat casino containing approximately 51,000 square feet of gaming space on four levels and will feature approximately 1,700 slot machines and approximately 86 table games. The riverboat casino is designated to accommodate up to
3,750 customers. Adjacent to the riverboat will be an approximately 100,000 square foot pavilion which will feature restaurants, cocktail lounges and retail space. The East Chicago Showboat will provide secure, well-lit customer parking for approximately 2,500 vehicles, which includes a parking garage for approximately 1,000 vehicles and surface level parking for approximately 1,500 vehicles.

     The East Chicago Showboat is expected to cost approximately $195.0 million and is expected to commence gaming operations by July 1, 1997. Showboat will invest approximately $40.0 million in SMP of which $39.0 million will be contributed to the subsidiary partnership. SMP, or the subsidiary partnership, as applicable, intends to obtain a combination of debt and equipment financings for an aggregate of approximately $156.0 million to develop the East Chicago Showboat. No assurance can be given that SMP, or the subsidiary partnership, as applicable, will be successful in obtaining such financings. Under the current partnership agreement, the Company will receive a 12% preferred return on its investment in SMP. In addition, subject to certain qualifications and exceptions, the Company has agreed to provide a completion guarantee to complete the East Chicago Project so that it becomes operational, including the payment of all costs owing prior to such completion, up to a maximum aggregate amount of $30.0 million should a lender require a completion guarantee in connection with any development financing. In addition, subject to certain qualifications and exceptions, the Company has agreed to provide a standby equity commitment should a lender require a standby equity commitment in connection with any development financing, pursuant to which it will cause to be made up to an aggregate of $30.0 million in additional capital contributions to SMP or the subsidiary partnership if, during the first three full four fiscal quarters following the commencement of operations, the East Chicago Project's combined cash flow (as defined) is less than $35.0 million for any one such full four quarter period. However, in no event will the

Company be required to cause to be contributed to the subsidiary partnership more than $15.0 million in respect of any one such full four quarter period. If the Company is required to provide a standby equity commitment, Waterfront has agreed to pay the Company $5.2 million, which amount shall accrue interest at 12% per annum until paid, from Waterfront's share of distributable cash from SMP.

     Among other things, SMP agreed to contribute the following economic incentives to the City of East Chicago: (i) 3% of its adjusted gross receipts for the benefit of economic development, education and community development in the City of East Chicago,
(ii) .75% of its adjusted gross receipts for the benefit of commercial and housing development in the City of East Chicago,
(iii)  to reimburse certain expenses of the City of East Chicago,
(iv) to fund certain projects and programs designated by the City of East Chicago, and (v) to provide job training for residents of the City of East Chicago who are hired as employees of East Chicago Showboat. SMP committed to fund the following projects in the approximate amounts specified, regardless of the issuance of a gaming license: (1) Healthy East Chicago Wellness Program, with estimated expenditures of $200,000 in 1996; (2) comprehensive market development assessment for various transportation corridors in the City, with estimated expenditures of $70,000 in 1996; (3) various capital improvements to the City, with expenditures of $500,000 in 1996; and (4) engineering fees related to the water marketing project for extension of the City's water main, with estimated expenditures of $500,000 in
1996. Fifty percent of the funds expended by SMP or the subsidiary partnership, as applicable, in connection with these four projects shall be credited against the 1% share payable to the City of East Chicago during the first and, if necessary second years of operations, only, unless otherwise approved by the City of East Chicago.

     On October 19, 1995, SMP entered into a lease with the City of East Chicago for certain real property and improvements in Lake County, Indiana. The term of the lease which commenced upon the issuance of the certificate of suitability is 30 years with two options to extend for 30 years each. Annual rent for the SMP Casino Site is $400,000, subject to adjustment. On December 6, 1995, the U.S. Army Corps of Engineers issued a final development permit to the City of East Chicago for the East Chicago Showboat.

     LAS VEGAS, NEVADA

     In December 1995, the Company completed an approximately $21.0 million renovation of the Las Vegas Showboat that primarily improved the quality of the public areas of the Las Vegas Showboat. Approximately 30,000 square feet or 40% of the casino space was closed from July 1995 to December 1995 as a result of the renovation, which closure caused a significant disruption in operations and earnings at the Las Vegas Showboat. The renovation project included the replacement of the roof over a portion of the casino which resulted in higher ceilings and the removal of a number of support pillars, giving the casino a more expansive appearance. An internal balcony was added which provides an overview of the casino. The renovation also included a number of alterations and expansions to the dining and bar areas to improve their variety and overall ambiance. The coffee shop was expanded to include patio seating which looks into the casino. The Mardi Gras Lounge, formerly the Carnival Lounge, was doubled in size to meet the demand of patrons when popular entertainers perform, and the casino bar adjacent to the lounge was expanded to include an additional raised seating area and a large screen television.

Additionally, the facilities power plant and HVAC systems were replaced, a new pool building was constructed, new carpeting was installed throughout the property, the buffet and coffee shop kitchens and the employee dining room were remodeled and enlarged and an employee learning center was added.

     ATLANTIC CITY, NEW JERSEY

     During 1995, the Atlantic City Showboat restructured the layout of its casino. Jake's Betting Parlor, which contained approximately 15,000 square feet of casino space, approximately 40 table games, a horse race simulcast facility, a keno facility and a poker room, was converted into the Carousel Room, a premium slot area. The simulcast and keno facilities were relocated to the main casino floor. Approximately 400 slot machines were added in connection with this restructuring. In connection with the settlement of certain litigation in December 1995 for cash and non-cash consideration, Atlantic City Showboat, Inc. ("ACSI"), a wholly-owned subsidiary of the Company, received title to certain real property adjacent to the Atlantic City Showboat upon which it constructed a surface level parking area for approximately 500 vehicles.

     LEMAY, MISSOURI

     On May 1, 1995, Southboat Limited Partnership ("SLP") was formed by Showboat Lemay, Inc. ("Showboat Lemay"), a corporation wholly-owned by the Company, and Futuresouth, Inc. ("Futuresouth"), an unrelated corporation, for the purpose of designing, developing, constructing, owning and operating a riverboat casino and related facilities (collectively, the "Southboat Casino Project"). SLP is owned 80% by Showboat Lemay, the sole general partner, and 20% by Futuresouth, the sole limited partner. The Southboat Casino Project is expected to be located on approximately 29 acres at the southernmost portion of the St. Louis County Port Authority Site on the Mississippi River near Lemay, Missouri (the "Southboat Casino Site"). The Southboat Casino Project is intended to be a multi-level gaming and entertainment facility within a New Orleans-themed riverboat and permanently-moored barge complex. The total cost of the Southboat Casino Project is anticipated to be approximately $117.0 million. The limited partnership agreement provides that the Company's initial capital contribution is $19.5 million and that Showboat Lemay, on behalf of SLP, will arrange for a $75.0 million loan to develop the Southboat Casino Project and to arrange for equipment financing for the remaining costs of the project. SLP has entered into a commitment letter to receive up to $75.0 million of financing for the construction of the
Southboat Casino Project, subject to certain conditions. The commitment letter expires on May 10, 1996. No assurance can be given that SLP will be selected for investigation prior to the expiration of the commitment letter. No assurance can be given that SLP will be successful in obtaining the necessary funds to finance the Southboat Casino Project or that SLP will be successful in obtaining a casino license. The Company has also agreed to provide a loan to SLP in the amount of approximately $4.5 million to assist in the development of the Southboat Casino Project.

     Pursuant to the terms of a management agreement, an administrative services agreement and a trademark license agreement, each dated May 2, 1995, the Company has agreed to manage and to provide other services to the proposed operations at the Southboat Casino Project. The Company will receive an aggregate fee equal to 5 1/4 % of gross gaming revenues net of all gaming taxes, plus an incentive management fee equal to (i) 20% of earnings between $30.0 to $35.0 million before any interest expense, income taxes, capital lease rent, depreciation and amortization, and (ii) 10% of earnings in excess of $35.0 million before any interest expense, income taxes, capital lease rent, depreciation and amortization.

     On October 13, 1995, SLP entered into a lease and development agreement with the St. Louis County Port Authority ("Port Authority") for the lease of the Southboat Casino Site for a term of 99 years, commencing upon the investigation of SLP for a Missouri gaming license and the receipt of all permits from the U.S. Army Corps of Engineers. Fees and rent for the Southboat Casino Site are payable as follows: (i) a $500,000 acceptance fee upon completion of a due diligence period; (ii) a $750,000 security deposit on the commencement date of the lease; (iii) a $2.5 million fee on the commencement date of the lease; (iv) a $2.5 million fee on the opening date of the Southboat Casino Project; (v) rent in the amount of $2.0 million per annum payable in equal monthly installments, beginning on the commencement date and continuing until the opening of the Southboat Casino Project; and (iv) rent in the amount of the greater of 4% of adjusted gross receipts or Minimum Rent (as defined below), beginning on the opening date of the Southboat Casino Project and continuing until the expiration of the term of the lease. "Minimum Rent" means $3.0 million during the first 12-month period occurring after the opening of the Southboat Casino Project; $2.8 million during the second 12-month period; $2.6 million during the third 12-month period; $2.4 million during the fourth 12-month period; $2.2 million during the fifth 12-month period; and $2.0 million beginning on the fifth anniversary of the opening of the Southboat Casino Project and continuing through the 15th lease year ("Guarantee Period"). The Company has guaranteed SLP's payment of Minimum Rent for the Guarantee Period and SLP's timely completion of, construction of, and payment for all improvements and installations in connection with SLP's development of the Southboat Casino Project. If SLP fails to pay any monthly installment of Minimum Rent, or if the lease is terminated at any time within the Guarantee Period due to an event of default by SLP, the Company must pay either (i) the full sum of unpaid Minimum Rent due for the remainder of the Guarantee Period, or
(ii) if it posts a $2.0 million letter of credit, make monthly payments of Minimum Rent. In addition, the Company agreed to provide a Guarantee of Completion to the Port Authority which provides, in material part, that the Company will complete the construction of the Southboat Casino Project should SLP, after the commencement of work, abandon the project for a period of 30 days after receipt of notice from the Port Authority.

     On October 17, 1995, SLP submitted an application to the Missouri Gaming Commission (the "Missouri Commission") for the necessary gaming licenses to own and operate the Southboat Casino Project. In the event SLP is selected for investigation by the Missouri Commission for a casino license, SLP will submit an application to the U.S. Army Corps of Engineers for the necessary permits. In the event that SLP is issued such permits by the U.S. Army Corps of Engineers, SLP will commence construction of the Southboat Casino Project, which construction the Company believes will take approximately 12 to 18 months to complete. As of March 15, 1996, SLP had not been selected for investigation by the Missouri Commission for a casino license and there can be no assurance that such a selection will occur or, if such selection occurs, that a gaming license will be granted to SLP.

     PREFERRED STOCK PURCHASE RIGHTS

     On October 5, 1995, the Board of Directors of the Company declared a dividend to shareholders of record on October 16, 1995 of one Preferred Stock Purchase Right (the "Right(s)") for each outstanding share of Common Stock, par value $1.00 per share (the "Common Stock"), of the Company. Each Right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of a new series of preferred shares of the Company, designated as Series A Junior Preferred Stock ("Preferred Stock"), at a price of $120.00 per one one-hundredth (1/100) of a share (the "Exercise Price"), subject to certain adjustments. Initially, the Rights are not exercisable and automatically trade with the Common Stock. The Rights are not represented by a separate certificate, but are evidenced, with respect to any of the Common Stock certificates outstanding as of October 16, 1995, by such Common Stock certificate with a copy of a summary of the Rights attached thereto.

     The Rights, unless earlier redeemed by the Board of Directors, become exercisable upon the close of business on the day (the "Distribution Date") which is the earlier of (i) the tenth day following a public announcement that a person or group of affiliated or associated persons, with certain exceptions set forth below, has acquired beneficial ownership of 15% or more of the outstanding voting stock of the Company (an "Acquiring Person") and (ii) the tenth business day (or such later date as may be determined by the Board of Directors prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) after the date of the commencement or announcement of a person's or group's intention to commence a tender or exchange offer the consummation of which would result in the ownership of 30% or more of the Company's outstanding voting stock (even if no shares are actually purchased pursuant to such offer). An Acquiring Person does not include (A) the
Company, (B) any subsidiary of the Company, (C) any employee benefit plan or employee stock plan of the Company or of any subsidiary of the Company, or any trust or other entity organized, appointed, established or holding Common Stock for or pursuant to the terms of any such plan or (D) any person or group whose ownership of 15% or more of the shares of voting stock of the Company then outstanding results solely from (i) any action or transaction or transactions approved by the Board of Directors before such person or group became an Acquiring Person or (ii) a reduction in the number of issued and outstanding shares of voting stock of the Company pursuant to a transaction or transactions approved by the Board of Directors (provided that any person or group that does not become an Acquiring Person by reason of clause (i) or (ii) above shall become an Acquiring
Person upon acquisition of an additional 1% of the Company's voting stock unless such acquisition of additional voting stock will not result in such person or group becoming an Acquiring Person by reason of such clause (i) or (ii)).

     The  Rights are not exercisable until the Distribution Date.
The Rights will expire at the close of business on October 5, 2005, unless earlier redeemed by the Company as described below.

     The Preferred Stock is non-redeemable and, unless otherwise provided in connection with the creation of a subsequent series of preferred stock, subordinate to any other series of the Company's preferred stock. The Preferred Stock may not be issued except upon exercise of Rights. Each share of Preferred Stock will be entitled to receive when, as and if declared, a quarterly dividend in an amount equal to the greater of $120.00 per share and 100 times the cash dividends declared on the Company's Common Stock. In addition, the Preferred Stock is entitled to 100 times any non-cash dividends (other than dividends payable in equity securities) declared on the Common Stock, in like kind. In the event of liquidation, the holders of Preferred Stock will be entitled to receive for each share of Series A Preferred Stock, a liquidation payment in an amount equal to the greater of $12,000.00 or 100 times the payment made per share of Common Stock. Each share of Preferred Stock will have 100 votes, voting together with the Common Stock. In the event of any merger, consolidation or other transaction in which Common Stock is exchanged, each share of Preferred Stock will be entitled to receive 100 times the amount received per share of Common Stock. The rights of Preferred Stock as to dividends, liquidation and voting are protected by anti-dilution provisions. The number of shares of Preferred Stock issuable upon exercise of the Rights is subject to certain adjustments from time to time in the event of a stock dividend on, or a subdivision or combination of, the Common Stock. The Exercise Price for the Rights is subject to adjustment in the event of extraordinary distributions of cash or other property to holders of Common Stock.

     Unless the Rights are earlier redeemed or the transaction is approved by the Board of Directors and the Continuing Directors, in the event that, after the time that the Rights become exercisable, the Company were to be acquired in a merger or other business combination (in which any shares of the Company's Common Stock are changed into or exchanged for other securities or assets) or more than 50% of the assets or earning power of the Company and its subsidiaries (taken as a whole) were to be sold or transferred in one or a series of related transactions, the Rights Agreement provides that proper provision will be made so that each holder of record of a Right will from and after such date have the right to receive, upon payment of the Exercise Price, that number of shares of common stock of the acquiring company having a market value at the time of such transaction equal to two times the Exercise Price. In addition, unless the Rights are earlier redeemed, if a person or group (with certain exceptions) becomes the beneficial owner of 15% or more of the Company's voting stock (other than pursuant to a tender or exchange offer (a "Qualifying Tender Offer") for all outstanding shares of Common Stock that is approved by the Board of Directors, after taking into account the long-term value of the
Company and all other factors they consider relevant in the circumstances), the Rights Agreement provides that proper provision will be made so that each holder of record of a Right, other than the Acquiring Person (whose Rights will thereupon become null and void), will thereafter have the right to receive, upon payment of the Exercise Price, that number of shares of the Company's Preferred Stock having a market value at the time of the transaction equal to two times the Exercise Price (such market value to be determined with reference to the market value of the Company's Common Stock as provided in the Rights Agreement).

     At any time on or prior to the close of business on the tenth day after the time that a person has become an Acquiring Person (or such later date as a majority of the Board of Directors and a majority of the Continuing Directors (as defined in the Rights Agreement) may determine), the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right ("Redemption Price"). The Rights may be redeemed after the time that any person has become an Acquiring Person only if approved by a majority of the Continuing Directors. Immediately upon the effective time of the action of the Board of Directors of the Company authorizing redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of the Rights will be to receive the Redemption Price. For as long as the Rights are then redeemable, the Company may, except with respect to the redemption price or date of expiration of the Rights, amend the Rights in any manner, including an amendment to extend the time period in which the Rights may be redeemed. At any time when the Rights are not then redeemable, the Company may amend the Rights in any manner that does not materially adversely affect the interests of holders of the Rights as such. Amendments to the Rights Agreement from and after the time that any person becomes an Acquiring Person requires the approval of a majority of the Continuing Directors (as provided in the Rights Agreement). 200,000 shares of Preferred Stock have been reserved for issuance upon exercise of the Rights.

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group who attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board since they may be redeemed by the Company at $.01 per Right at any time until the close of business on the tenth day (or such later date as described above) after a person or group has obtained beneficial ownership of 15% or more of the voting stock.

     NEW ORLEANS, LOUISIANA

     In a series of unrelated transactions in 1995, Showboat Star Partnership ("SSP") sold certain of its assets, and the Company sold all of its equity interest in SSP, resulting in a pretax gain to the Company of $2.6 million. SSP owned the Showboat Star Casino that was located on the south shore of Lake Pontchartrain in New Orleans, Louisiana, approximately seven miles from the New Orleans' "French Quarter." The Showboat Star Casino commenced gaming operations on November 8, 1993. The riverboat contained approximately 21,900 square feet of gaming space on three levels, with approximately 770 slot machines and 40 table games. On-shore facilities included a 34,000 square foot terminal building, which contained a restaurant, a cocktail lounge and administrative offices. SSP elected to cease all gaming operations on March 9, 1995 due to conflicting interpretations by the Orleans Parish District Attorney and an administrative law judge regarding the Louisiana Riverboat Gaming Act relating to circumstances under which a riverboat casino could conduct dockside gaming operations.

     RANDOLPH, MISSOURI

     In March 1995, the Company, through a subsidiary, purchased a 35% interest in Showboat Mardi Gras, L.L.C. ("SMG") (f/k/a Randolph Riverboat Company, L.L.C.), which applied for a gaming license with the Missouri Commission to own and operate a
riverboat  casino  in  Randolph,  Missouri.   In  May  1995,  the
Missouri Commission selected the applicants for the then available gaming licenses in the Kansas City, Missouri metropolitan area. SMG was not selected and is currently seeking a buyer for its riverboat. The Company contributed approximately $5.1 million to SMG which was used for the construction of the riverboat, costs incurred in the license application process and other general and administrative expenses. Although additional contributions may be required from the Company in order for SMG to sell the riverboat, the Company will receive a portion of the proceeds upon the sale of the riverboat and other assets of SMG. The Company has recognized a pre-tax write-down of $1.4 million on its investment in SMG.

     ROCKINGHAM PARK, NEW HAMPSHIRE

     In July 1995, the Company, through its wholly-owned subsidiary, Showboat New Hampshire, Inc. ("SNHI"), entered into definitive agreements with Rockingham Venture, Inc. ("RVI") regarding the proposed development and management of a non-racing gaming project ("Showboat Rockingham Park") at Rockingham Park in Salem, New Hampshire. RVI is the owner and operator of Rockingham Park which is a thoroughbred racetrack. In December 1994, the Company loaned approximately $8.9 million to RVI, which loan is secured by a second mortgage on Rockingham Park. The development of Showboat Rockingham Park, among other things, is subject to the passage of enabling gaming legislation by the State of New Hampshire and the Town of Salem. SNHI owns a 50% interest in Showboat Rockingham Company, L.L.C. ("SRC") that was formed for the purpose of developing and owning Showboat Rockingham Park. Depending upon the number and types of games, if any, legalized by the necessary authorities, SNHI and RVI will make certain capital contributions to SRC. At a minimum, the Company will contribute the promissory note representing the loan. If enabling gaming legislation permits more than 500 slot machines or any combination of slot machines and table games, the Company, subject to available financing, will contribute funds not to exceed 30% of the cash funds required for the project. At this time, the cost of the project has not been determined.

     Pursuant to the terms of a management agreement, an administrative services agreement and a trademark license agreement, each dated June 1995, the Company has agreed to manage and to provide other services to the proposed operations at Showboat Rockingham Park. The Company will receive an aggregate fee equal to (i) 1.5% of gross gaming revenue up to a maximum fee of $1.0 million per year, and (ii) 7% of earnings before any interest expense, income taxes, capital lease rentals, depreciation and amortization. The horse racing activities will continue to be operated by RVI.

     FUTURE EXPANSION

     The Company regularly evaluates and pursues potential expansion and acquisition opportunities in both domestic and international markets. Such opportunities may include the ownership, management and operation of gaming and entertainment facilities, either alone or with joint venture partners. Development and operation of any gaming facility is subject to numerous contingencies, several of which are outside of the Company's control and may include the enactment of appropriate gaming legislation, the issuance of requisite permits, licenses and approvals, the availability of appropriate financing and the satisfaction of other conditions. There can be no assurance that the Company will elect or be able to consummate any such acquisition or expansion opportunity.

NARRATIVE DESCRIPTION OF BUSINESS

     ATLANTIC CITY OPERATIONS

     The Company's subsidiary, ACSI, owns and operates the Atlantic City Showboat, which commenced operations in 1987. ACSI is a wholly-owned subsidiary of Ocean Showboat, Inc. ("OSI"), which is a wholly-owned subsidiary of the Company. The Atlantic City Showboat is located at the eastern end of the Boardwalk on approximately 12 acres, 10 1/2 acres of which are leased to ACSI. In addition, ACSI owns two nearby surface parking lots which consist of approximately nine acres in the aggregate.

     The  Atlantic  City Showboat is a New Orleans-themed  hotel-
casino featuring, as of March 1, 1996, approximately 97,000 square feet of casino space located in an expansive four-story podium facility. The four-story podium houses the casino and a 20-story hotel tower and is adjacent to a 17-story hotel tower constructed in 1994. The Atlantic City Showboat has been designed to promote ease of customer access to the casino and all other public areas of the hotel-casino. Access to the Atlantic City Showboat's four-story podium is provided by two main entrances, one on the Boardwalk and one on Pacific Avenue, which runs parallel to the Boardwalk.

     The Atlantic City Showboat contains two public levels. Two pairs of large escalators, which are directly accessible from the two ground level entrances, and ten elevators provide easy access to the second public level. Public areas located on the ground level, in addition to the casino space, include a show lounge, five restaurants, two cocktail lounges, a pizza snack bar, an ice cream parlor, and retail shopping. Public areas located on the second level include a buffet, a coffee shop, a private players club, a beauty salon, a health spa, a video game arcade, approximately 27,000 square feet of meeting rooms, convention, board room and exhibition space and a 60-lane bowling center, including a snack bar and cocktail lounge. As of March 1, 1996, the casino offered approximately 3,300 slot machines, 95 table games, a horse race simulcast facility and a keno facility. The second and fourth levels of the four-story podium are occupied by kitchens, storage for food, beverage and other perishables, surveillance and security areas, an employee cafeteria, computer equipment and executive and administrative offices.

     The two hotel towers feature a total of 800 hotel rooms. Many of the hotel rooms have a view of the ocean. Included in the number of hotel rooms are 59 suites, 40 of which have ocean-front decks. A nine-story parking garage is located on-site at the Pacific Avenue entrance. The facility provides self-parking for approximately 2,000 cars and a 14-bus depot integrated with the casino podium. In addition, on-site underground parking accommodates valet parking for approximately 500 cars. This design permits Atlantic City Showboat's customers to enter the casino hotel protected from the weather. The Atlantic City Showboat also has surface level self-parking for approximately 950 cars.

     Adjacent to the Atlantic City Showboat is the Taj Mahal Casino Hotel (the "Taj Mahal"). The Taj Mahal is the largest casino in Atlantic City and is connected to both the Atlantic City Showboat and Merv Griffin's Resorts International Casino Hotel by pedestrian passageways.

These three properties form an "uptown casino complex" in which patrons can pass from property to property, either on the ocean-front Boardwalk or through the pedestrian connectors.

     ATLANTIC CITY EMPLOYEES AND LABOR RELATIONS

     As of March 1, 1996, the Atlantic City Showboat employed approximately 3,300 persons on a full-time basis and approximately 350 persons on a part-time basis. Approximately 1,330 or 40.3% of the Atlantic City Showboat's full-time employees are covered by collective bargaining agreements. The number of employees at the Atlantic City Showboat is expected to fluctuate, with the highest number during the summer months and the lowest number during the winter months. All employees of the Atlantic City Showboat whose responsibilities involve or relate to the casino or the simulcast area must be licensed by or registered with the applicable New Jersey regulatory authorities before commencing work at the Atlantic City Showboat. The Company considers its current labor relations to be satisfactory.

     LAS VEGAS OPERATIONS

     The Company owns the Las Vegas Showboat which commenced operations in September 1954. The Las Vegas Showboat is managed by Showboat Operating Company ("SBOC"), a wholly-owned subsidiary of the Company. The Las Vegas Showboat, which covers approximately 26 acres, is located near the Boulder Highway approximately two and one-half miles from the hotel-casinos in downtown Las Vegas or on the Las Vegas Strip.

     The Las Vegas Showboat is a New Orleans-themed hotel casino in an 18-story hotel tower and low-rise complex. The Las Vegas Showboat features an approximately 75,000 square foot casino, 453 hotel rooms, a 106-lane bowling center, two specialty restaurants, a buffet, a coffee shop, a 1,300-seat bingo parlor garden and a showroom. In addition, 8,300 square feet of meeting room area is available with a seating capacity of 1,000 persons. As of March 1, 1996, the Las Vegas Showboat's casino offered approximately 1,450 slot machines, 28 table games, a race and sports book and a keno facility. The Las Vegas Showboat also plans to develop a recreational vehicle park with approximately 80 spaces on leased property near the Las Vegas Showboat. Assuming there are no delays in the design and construction phases, the recreational vehicle park is expected to be operational in September 1996.

     The Las Vegas Showboat sponsors a variety of special events designed to produce a high volume of traffic through the casino. The Las Vegas Showboat sponsors such events as the Professional Bowlers Association Tour and Superstar Bingo, a high-stakes bingo game, and is the site of the annual High Rollers Million Dollar Bowling Tournament. The Las Vegas Showboat also regularly hosts small conventions and groups. In addition, the Las Vegas Showboat provides a slot club which is designed to attract and reward frequent slot players at the Las Vegas Showboat.

     LAS VEGAS EMPLOYEES AND LABOR RELATIONS

     As of March 1, 1996, the Las Vegas Showboat employed approximately 1,275 persons, of which approximately 724 or 56.8% of the employees were represented by collective bargaining agreements. The Company considers its current labor relations to be satisfactory.

     SYDNEY OPERATIONS

     The Company's wholly-owned subsidiary, SA, invested approximately $100.0 million for a 26.3% interest in SHCH, which, through wholly-owned subsidiaries, owns the Sydney Harbour Casino and holds the casino license required to operate the Sydney Harbour Casino. SA also has an 85% interest in the management company which manages the Sydney Harbour Casino. In December 1994, the New South Wales Casino Control Authority ("NSWCCA") granted the only full-service casino license in the State of New South Wales to SHCL. The Sydney Harbour Casino commenced gaming operations in an interim casino in Sydney, Australia on September 13, 1995.

     The interim casino, which has approximately 60,000 square feet of casino space, is located approximately one mile from the Sydney central business district at Pyrmont Bay adjacent to Darling Harbour on Wharves 12 and 13. An existing building was renovated to permit the operation of the interim casino containing 500 slot machines and 150 table games. The interim casino is open 24 hours per day, every day of the year. The interim casino also features restaurants, bars, a sports lounge and a gift shop.

     The opening of the Sydney Harbour Casino marks the beginning of Sydney Harbour Casino's 12-year monopoly as the only full-service casino in the State of New South Wales. This exclusive 12-year period is included in the 99-year casino license awarded to SHCL.

     Pursuant to the terms of a construction contract and subject to certain exceptions, the permanent Sydney Harbour Casino must be completed within 38 months of the award of the casino license to SHCL. The Company anticipates that the permanent Sydney Harbour Casino will commence operations by early 1998. The permanent Sydney Harbour Casino will be located at Pyrmont Bay next to the interim casino site. Pursuant to the terms of the casino license, upon opening the permanent casino, the interim casino will cease operations. The permanent Sydney Harbour Casino will feature approximately 153,000 square feet of casino space, including an approximately 22,000 square foot private gaming area to be located on a separate level which will target a premium clientele. The Sydney Harbour Casino will have 1,500 slot machines and 200 table games. The permanent Sydney Harbour Casino will also contain several themed restaurants, cocktail lounges, a 2,000 seat lyric theatre, a 900 seat cabaret style theatre and extensive public areas. The Sydney Harbour Casino complex will include a 352 room hotel tower and an adjacent condominium tower containing 139 privately-owned units with full hotel services. When available, some of the 139 privately-owned units may also be used by the hotel for its guests. The complex will also include extensive retail facilities, a station for Sydney's proposed light rail system, a bus terminal, docking facilities for commuter ferries and parking for approximately 2,500 cars on site.

     In April 1994, Sydney Harbour Casino Properties Pty Limited ("SHCP"), a wholly-owned subsidiary of SHCH, entered into an
agreement   with  Leighton  Properties  Pty  Limited   ("Leighton
Properties") to design and construct the interim and permanent Sydney Harbour Casino for a total of A$691.0 million. (As used in this Form 10-K, amounts in Australian dollars are denoted as
"A$."   As of March 15, 1996, the exchange rate was approximately
$0.7744   for  each A$1.00.)  SHCP  is  currently  reviewing  the
design of the permanent Sydney Harbour Casino with the view to improving its operational efficiency and product quality and to match the changing competitive environment. Additionally, SHCP and Leighton Properties are discussing matters in relation to the
administration   and   management   of   the  project  under  the
construction contract, including an accelerated completion date for the project, firming up on monetary allowances and resolution of certain claims notified by Leighton Properties to SHCP. Subject to the completion of the final plans, financing and required approvals and agreements, the current cost estimate of the  Sydney  Harbour  Casino project is A$771.0
million.   The total  development cost is,  however,  subject  to
change based upon the final modifications resulting from SHCP's review of the design for the permanent Sydney Harbour Casino and the result of SHCP's discussions with Leighton Properties relating to the administration and management of the project. As with any construction contract, the final amount of such contract will be
subject  to  modification  based  upon  change  orders  and   the
occurrence of certain  events  such  as   costs  associated  with
certain types of construction delays. No assurance can be given that the construction costs for the Sydney Harbour Casino will not exceed budgeted amounts. SHCP has incurred approximately
A$276.1 million of the project costs  as of December   31,  1995.
Under the terms of the construction contract and subject to certain exceptions, the permanent casino must be completed within 38 months of December 1994, the date of issuance of the casino license. In the event that the permanent Sydney Harbour Casino is not completed within such time period, the construction contract provides for the payment of liquidated damages of not more than A$150,000 per day to an aggregate maximum amount of
A$30.0  million.   Additionally, SHCH is indemnified  against any
loss  arising   from  the  contractor's failure  to  perform  its
obligations  under   the  construction contract.  The cost of the
Sydney  Harbour   Casino,  excluding   the  cost  components  for
construction of the interim and permanent casinos, is anticipated to be approximately A$518.0 million.

     In addition to its 26.3% equity interest in SHCH, SA has an option to purchase an additional 37,446,553 ordinary shares of SHCH at an exercise price of A$1.15 per share. SA's option may be exercised no earlier than July 1, 1998 and expires June 30, 2000. If all of the options to purchase equity in SHCH were exercised, including the exercise by SA of its options, SA's ownership in SHCH would increase to 28.3%. However, depending on various factors, including the number of options exercised by the holders of options, the issuance of additional shares or options by SHCH and the purchase or sale of shares of SHCH by SA, SA's ownership interest in SHCH could vary. SA is restricted to remain the beneficial owner of not less than 10% of the issued capital of SHCH for a period of not less than five years after completion of the permanent Sydney Harbour Casino and remain the beneficial owner of not less than 5% of the issued capital of SHCH for an additional two years thereafter. SHCH became a publicly listed company on the Australian Stock Exchange in June 1995.

     Sydney Casino Management Pty Limited (the "Manager"), a company which is 85% owned by SA and 15% owned by National Mutual Trustees Limited in trust for Leighton Properties, manages the interim casino and will manage the permanent Sydney Harbour Casino pursuant to a 99-year management agreement (the "Management Agreement"). The terms of the

Management Agreement require the Manager to advise SHCL or SHCP as to the casino design and configuration and the placement of all gaming equipment. The Manager also has agreed to train all employees of the Sydney Harbour Casino and to manage a high quality international class casino in accordance with the operating standards required by the NSWCCA. The NSWCCA requires a service audit to be conducted yearly by a third party so that areas of non-compliance can be identified and remedied by the Manager. The Manager will be paid a management fee equal to the sum of (i) 1 1/2% of casino revenue, (ii) 6% of casino gross operating profit, (iii) 3 1/2% of total non-casino revenue, and
(iv) 10% of total gross non-casino operating profit, for each fiscal year for services rendered by the Manager pursuant to the Management Agreement. SA has agreed to forego the first A$19.1 million of its 85% portion of the fees due under the Management Agreement, of which amount approximately A$15.1 million remains as of December 31, 1995. Gaming revenue from the Sydney Harbour Casino will be taxed at a rate of (i) 22.5% of slot machine revenue and (ii) 20% of the first A$200.0 million of gross table game revenue with the rate increasing by 1.0% for each additional A$5.0 million of gross table game revenue up to a maximum rate of 45.0% payable on gross table game revenue in excess of A$320.0 million per annum. The A$200.0 million of base gross table game revenue will be adjusted annually in accordance with changes in the Consumer Price Index (Sydney All Groups) from the first week in July each year. The base year of the index is 1992. SHCL will also pay a community benefit levy of 2.0% of gross gaming revenue.

     As with any major construction effort, the permanent Sydney Harbour Casino involves many risks, including, without limitation, shortages of materials and labor, work stoppages, labor disputes, weather interference, unforeseen engineering, environmental or geological problems and unanticipated cost increases, any of which could give rise to delays or cost overruns. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite permits, allocations and authorizations from regulatory authorities could increase the cost or delay the construction or opening of the permanent facilities or otherwise affect their design and features. The final budgets and construction plans for the permanent Sydney Harbour Casino may vary significantly from that which is currently anticipated. Accordingly, there can be no assurance that the permanent Sydney Harbour Casino will be completed within the time periods or budgets which are currently contemplated.

     In addition, the Company's participation in foreign operations in New South Wales, Australia involves a number of risks. These risks include, without limitation, currency and exchange control problems, operating in highly inflationary environments, fluctuations in monetary exchange rates, the possible inability to execute and enforce agreements, the future regulations governing the repatriation of funds, political, regulatory and economic instability or changes in policies of the foreign government, and the dependence on other future events which can influence the success or failure of such foreign operations. There can be no assurance that these factors will not have an adverse impact on the Company's operating results.

     SYDNEY EMPLOYEES AND LABOR RELATIONS

     As of March 1, 1996, the Sydney Harbour Casino employed approximately 2,750 persons, of which approximately 2,290 or 83% of the employees were represented by collective bargaining agreements. The Sydney Harbour Casino considers its current labor relations to be satisfactory.

FINANCIAL INFORMATION ABOUT THE COMPANY

     The primary source of revenue and income to the Company is its casinos, although the hotels, restaurants, bars, buffets, shops, bowling, sports and other special events and services are important adjuncts to the casinos. At December 31, 1995, casinos either owned or managed by the Company featured the following approximate number of slot machines and table games:


                                                          Interim
                                                           Sydney
                              Atlantic City   Las Vegas   Harbour
                                 SHOWBOAT     SHOWBOAT     CASINO   TOTAL
   Slot Machines                     3,450       1,450       500    5,400
   "21" Tables                          47          15        83      147
   Poker Tables                          6           0         0        6
   "Craps" Tables                       12           2         2       16
   Roulette Tables                      13           2        31       46
   Caribbean Stud Poker                  7           1         4       12
   Pai Gow Poker Tables                  1           1         4        6
   Baccarat Tables                       3           0         3        6
   Mini-Baccarat Tables                  2           0        14       16
   Big Six Wheel                         2           0         3        5
   Sic Bo                                1           0         3        5
   Let It Ride                           0           2         0        2
   Two Up                                0           0         1        1


The Atlantic City Showboat also contains a horse racing simulcast room and a keno facility. The Las Vegas Showboat also contains a race and sports book, a 1,300-seat bingo parlor and a keno facility. On March 1, 1996, the Las Vegas Showboat reintroduced five poker tables.

     Slot machines have been the principal source of casino revenues at the Atlantic City Showboat and the Las Vegas Showboat. At the Atlantic City Showboat, slot machines accounted for 73.9%, 73.6% and 73.2% of casino revenues for the years ended December 31, 1995, 1994 and 1993, respectively. At the Las Vegas Showboat, slot machines accounted for 85.5%, 83.0% and 84.2% of casino revenues for the years ended December 31, 1995, 1994 and 1993, respectively. In contrast, table games have been the principal source of casino revenues at the interim Sydney Harbour Casino. For the period from commencement of operations to
December 31, 1995, table games accounted for 86.1% of casino revenues at the Sydney Harbour Casino. Gaming operations at the Atlantic City Showboat, the Las Vegas Showboat and the interim Sydney Harbour Casino are each conducted 24 hours a day, every day of the year.

     The following table sets forth the contribution to total net revenues on a dollar and percentage basis of the Company's major activities at the Atlantic City Showboat and the Las Vegas
Showboat for the years ended December 31, 1995, 1994 and 1993. Net revenues for the interim Sydney Harbour Casino and the Showboat Star Casino are not included in the table since the Company accounts for its investment in SHCH and the SSP, respectively, under the equity method of accounting. The Company's equity in the income or loss of SHCH, net of intercompany elimination, was reduced to zero due to the write-off of preopening costs for the period from commencement of operations to December 31, 1995. Approximately, A$44.0 million in preopening costs were incurred as of December 31, 1995, and approximately A$23.4 million in preopening costs were expensed as of December 31, 1995. The remaining preopening costs will be expensed in 1996. The Company's equity in the income or loss of SSP, net of intercompany elimination, was a loss of $22,000 through March 31, 1995, income of $12,828,000 for the year ended December 31, 1994 and a loss of $850,000 for the period from commencement of operations to December 31, 1993. For other financial information, see the Company's financial statements contained in Item 8. Financial Statements and Supplementary Data.


                    Year Ended                 Year Ended
                   DECEMBER 31, 1995        DECEMBER 31, 1994

                           (dollar amounts in thousands)

                      AMOUNT     PERCENT       AMOUNT    PERCENT
   Revenues:
     Casino <F1>       $379,494      88.5      $351,436      87.6
     Food and
     beverage            53,894      12.6        50,624      12.6
     Rooms               25,694       6.0        20,587       5.1
     Sports and
     special              3,924       1.0         4,168       1.0
   events
     Other<F2>            5,379       1.2         7,799       2.0
   Total gross
   revenues<F3>         468,385     109.3       434,614     108.3
   Less compli-
   mentaries<F1>         39,793       9.3        33,281       8.3
   Total net
   revenues<F3>        $428,592     100.0      $401,333     100.0

                         Year Ended
                      DECEMBER 31, 1993

                      (dollar amounts in
                          thousands)

                         AMOUNT      PERCENT
   Revenues:
     Casino<F1>        $329,522         87.7
     Food and
     beverage            48,669         12.9
     Rooms               19,355          5.2
     Sports and
     special              4,251          1.1
   events
     Other<F2>            5,982          1.6
   Total gross
   revenues<F3>         407,779        108.5
   Less compli-
   mentaries<F1>         32,052          8.5
   Total net
   revenues<F3>        $375,727        100.0

<F1>    Casino  revenues are the net difference between the  sums
  paid as winnings and the sums received as losses. Complimentaries consist primarily of rooms, food and beverages furnished gratuitously to customers. The sales value of such services is included in the respective revenue classifications and is then deducted as complimentaries. Complimentary rates are periodically reviewed and adjusted by management. See
  Note  1  of  Notes  to  Consolidated  Financial  Statements  in
  Item 8. Financial Statements and Supplementary Data.

<F2>    Includes  management fee revenues,  net  of  intercompany
  elimination, in the amount of $.2 million, $1.9 million and $.3 million paid to Lake Pontchartrain Showboat, Inc., a wholly-owned subsidiary of the Company, from SSP in 1995, 1994 and 1993, respectively.
<F3>    Does not include interest income.


     The Atlantic City Showboat offers complimentary meals, drinks and room accommodations to a larger percentage of customers than does the Las Vegas Showboat or the Sydney Harbour Casino. Such promotional allowances (complimentary services) at the Atlantic City Showboat were 9.7%, 8.8% and 9.3% of total net revenues for the years ended December 31, 1995, 1994 and 1993, respectively. Such promotional allowances (complimentary services) at the Las Vegas Showboat were 6.4%, 6.5% and 5.9% of total net revenues for the years ended December 31, 1995, 1994 and 1993, respectively. At the interim Sydney Harbour Casino, such complimentary services were 2.7% of the total net revenues for the period from commencement of operations to December 31, 1995.

GAMING CREDIT POLICY

     A relatively minimal dollar amount of credit is extended to a limited number of gaming customers at the Las Vegas Showboat. The Sydney Harbour Casino is prohibited by regulation from extending any credit to its gaming customers. The Atlantic City Showboat, however, offers substantially more credit to a greater number of customers than the Las Vegas Showboat. At the Atlantic City Showboat, gaming receivables were approximately $7.1 million at December 31, 1995, before deducting allowance for doubtful accounts of approximately $2.5 million. In comparison, gaming receivables at the Atlantic City Showboat were approximately $6.9 million at December 31, 1994, before deducting allowance for doubtful accounts of approximately $2.2 million. The Atlantic City Showboat's gaming credit, as a percentage of total gaming revenues, is at a level which is consistent with that of the average credit levels for all other hotel-casinos in Atlantic City. Overall, the Company's gaming receivables were approximately $7.2 million at December 31, 1995, before deducting allowance for doubtful accounts of approximately $2.6 million. In comparison, the Company's gaming receivables were approximately $7.0 million at December 31, 1994, before deducting allowance for doubtful accounts of approximately $2.2 million.

     The non-collectibility of gaming receivables can have a material adverse effect on results of operations, depending upon the amount of credit extended and the size of uncollected amounts. The Company maintains strict controls over the issuance of credit and aggressively pursues collection of its customer receivables. These collection efforts parallel those procedures commonly followed by most large corporations, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Gaming debts evidenced by credit instruments are enforceable under the laws of New Jersey and Nevada, respectively. All other states are required to enforce a judgment on a gaming debt entered in New Jersey or Nevada pursuant to the Full Faith and Credit Clause of the United States Constitution. Although gaming debts are not legally enforceable in some foreign countries, the United States assets of foreign debtors may be reached to satisfy a judgment entered in the United States. Annual gaming bad debt expense at the Atlantic City Showboat was approximately .4% of casino revenues for the year ended December 31, 1995, as compared to approximately .2% for the year ended December 31, 1994. Annual gaming bad debt expense at the Las Vegas Showboat was approximately .2% of casino revenues for the year ended December 31, 1995, as compared to
approximately  .2%  of  casino  revenues  for  the   year   ended
December 31, 1994.

CONTROL PROCEDURES

     In connection with its gaming activities, the Company follows a policy of stringent internal controls, cross-checks and recording of all receipts and disbursements in accordance with industry practice. The audit and cash controls developed and utilized by the Company include locked cash boxes, independent counters, checkers and observers to perform the daily cash and coin counts, floor observation of the gaming areas, closed-circuit television observation of certain areas, daily computer tabulation of receipts and disbursements for each slot machine, table and other games, and the rapid identification, analysis and resolution of discrepancies or deviations from normal performance. All dealers and other personnel are internally trained by the Company, however, dealers in New Jersey must also obtain certification from an independent dealer's school in order to meet licensing requirements. The Company presently intends to promote qualified employees to supervisory and management levels. However, staffing requirements for the Company's hotel-casinos and for the Company's Gaming Development Division have required that certain supervisory and management personnel be hired from other hotel-casinos. Gaming operations are subject to risk of loss as a result of employee or customer dishonesty due to the large amount of cash and gaming chips handled. However, the Company has not experienced significant losses related to employee dishonesty.

SEASONAL FACTORS

     The Company does not believe that gaming and hotel revenues are significantly seasonal in Las Vegas, Nevada. In contrast, the Company believes that gaming and hotel revenues are seasonal in Atlantic City, New Jersey due to the harsher weather in the mid-eastern seaboard during winter months. Due to the limited operating history of the Sydney Harbour Casino, the Company is currently evaluating whether gaming and hotel revenues are seasonal in Sydney, Australia.

COMPETITION

     The  gaming  industry includes land-based casinos,  dockside casinos, riverboat casinos, casinos located on Native American land, card parlors, state-sponsored lotteries, on-track and off-track wagering and other forms of legalized gaming in the United States and internationally. Competition is intense among companies in the gaming industry, and the Company expects it to remain so in the future. Many states have legalized, and other states are currently considering legalizing, casino gaming. The Company believes that the growth in the legalization of gaming is fueled by a combination of increasing popularity and acceptability of gaming activities and the desire and need for states and local communities to generate revenues without increasing general taxation.

     ATLANTIC CITY, NEW JERSEY

     The Atlantic City Showboat competes with 11 other hotel-casinos in Atlantic City containing a total of approximately
961,000 square feet of gaming space and approximately 9,200 casino hotel rooms as of December 31, 1995 (including the Atlantic City Showboat). According to the New Jersey Convention and Visitors Authority, seven expansions of existing hotel-
casinos have been announced and are expected to be complete within the next two years, which will add approximately 3,600 more hotel rooms. There are several sites on the Boardwalk and in the Marina Area of Atlantic City on which hotel-casino facilities could be built in the future. Several established gaming companies, are at various stages in the licensing process with the New Jersey Casino Control Commission to obtain gaming licenses to develop major casino resorts in Atlantic City. Hotel-casinos in Atlantic City generally compete on the basis of promotional allowances, bus programs and packages, entertainment, advertising, service provided to patrons, caliber of personnel, attractiveness of the hotel-casino areas and related amenities. The Atlantic City Showboat targets slot machine customers by utilizing a variety of marketing techniques.

     The Atlantic City Showboat also competes with Foxwood's High Stakes Bingo and Casino on the Mashantucket Pequot Indian Reservation in Ledyard, Connecticut. To a lesser extent, the Atlantic City Showboat competes with casinos in Nevada and other states of the United States and internationally. Delaware recently passed legislation authorizing all three racetracks in its state to operate slot machines. On December 29, 1995, two of those racetracks opened casinos containing a total of approximately 1,200 slot machines. The Company believes that the commencement or expansion of casino and other gaming ventures in states close to New Jersey, particularly, Delaware, Maryland, New York or Pennsylvania, could have an adverse effect on the Company's Atlantic City operations.

     LAS VEGAS, NEVADA

     The Las Vegas Showboat competes with casinos located in the Las Vegas area, including competitors located on the Boulder Strip, on the Las Vegas Strip, in downtown Las Vegas and at the Nevada-California stateline. Such competition includes a number of hotel-casinos, as well as numerous non-hotel gaming facilities, targeted toward slot machine players and local residents. As of December 31, 1995, there were approximately four hotel-casinos located on the Boulder Strip (including the Las Vegas Showboat), 37 located on or near the Las Vegas Strip, 14 located in the downtown area and 11 located in other areas in or near Las Vegas. In recent months, several of the Company's direct competitors have opened new hotel-casinos or have commenced or completed major expansion projects, and other expansions are in progress or are planned. A new hotel-casino targeting a similar market as the Las Vegas Showboat is scheduled to open in April 1997 in Henderson, Nevada, approximately eight miles from the Las Vegas Showboat. According to the Las Vegas Convention and Visitors Authority, the Las Vegas hotel-motel room inventory was approximately 90,046 rooms as of December 31, 1995, an increase of approximately 1.7% from the prior year. Seven new hotel-casinos and seven hotel-casino expansions are under construction or have been announced, which will add approximately 19,000 rooms to the Las Vegas areas over the next approximately two years.

     As a result of increased competition primarily for slot machine players and Las Vegas area residents, the Las Vegas Showboat has experienced declines in revenues and earnings from operations. The Company has expanded marketing and customer service programs in response to excess casino capacity in the Las Vegas market. In December 1995, the Company completed an approximately $21.0 million renovation of the Las Vegas Showboat that primarily improved the quality of the public areas of the Las Vegas Showboat. Approximately 30,000 square feet or 40% of the casino space was closed from July 1995 to December 1995 as a result of the renovation. The increased competition and the construction activities caused a significant disruption in operations and earnings at the Las Vegas Showboat.

     To a lesser extent, the Las Vegas Showboat competes with casinos located in Mesquite, Laughlin and Reno-Lake Tahoe areas of Nevada and in New Jersey and other states of the United States and internationally. According to the Attorney General of California, as of January 1996, there were approximately 9,000 slot machines illegally located in approximately 30 casinos on Native American land throughout California, including four casinos in the Palm Springs area. In November 1995, a proposed initiative for the approval of gaming on Native American land in California was submitted to the California Attorney General's office but is facing opposition from certain government, law enforcement and religious leaders. The Company believes that the commencement or expansion of casino and other gaming ventures in states close to Nevada, particularly California, could have a material adverse effect on the Company's Las Vegas operations.

     SYDNEY, NEW SOUTH WALES

     The Sydney Harbour Casino competes with casinos in Australia and other casinos located within the Pacific Rim. Currently, 16 full-service casinos operate in Australia and New Zealand. Sydney Harbour Casino will remain the only full-service casino in the State of New South Wales for 12 years following commencement of gaming operations in the interim casino. While only 13.9% of casino revenues were generated by slot machines, in 1994 (the most recently available public information), in excess of approximately 70,000 slot machines were permitted in approximately 1,800 hotels and approximately 1,500 non-profit private clubs in New South Wales. Hotels are limited to a maximum  of  ten slot machines each.  In 1994, over  50%  of  the private clubs contained 25 slot machines or less; however, the largest private club contained in excess of 800 slot machines. Sydney Harbour Casino expects to compete with the local slot clubs and with the casinos throughout Australia and the Pacific Rim by offering excellent service and an attractive facility containing hotel operations, bars and restaurants, sports and recreation facilities, entertainment centers, car parking, theatres, convention facilities and retail shopping.

MARKETING

     The Company's revenues and operating income depend primarily upon the level of gaming activity at its casinos, although the Company also seeks to maximize revenues from food and beverage, lodging and other retail operations. Therefore, the primary goal of the Company's marketing efforts is to attract gaming customers to its casinos. Specifically, the Company's marketing strategy at the Atlantic City Showboat and the Las Vegas Showboat is to develop a high volume of traffic through the casinos, emphasizing slot machine play which accounted for

73.9% and 85.5% of casino revenues of the Atlantic City Showboat and the Las Vegas Showboat, respectively, in 1995. The Atlantic City Showboat targets slot machine customers by providing competitive games and excellent service in an attractive convenient facility and by using a variety of marketing techniques. Customers are attracted to the Las Vegas Showboat by competitive slot machines, bingo, moderately priced food and accommodations, a friendly "locals" atmosphere and a 106-lane bowling center. The Sydney Harbour Casino intends to target gaming patrons by positioning itself as a complete entertainment venue with restaurants, bars, free live entertainment and gaming. The Company advertises its hotel-casinos on television and radio, in newspapers and magazines and on outdoor signs and billboards. The Company markets its slot machine customers by means of promotions, including players' clubs, and direct mailings. The Company also sponsors special events designed to attract its target customers.

REGULATION AND LICENSING

     NEW JERSEY GAMING

     Casino gaming activities in Atlantic City are subject to the New Jersey Casino Control Act ("New Jersey Act") and the regulations of the New Jersey Casino Control Commission (the "New Jersey Commission"). No casino may operate unless the required licenses and approvals are obtained from the New Jersey Commission. The New Jersey Commission is authorized under the New Jersey Act to adopt regulations covering a broad spectrum of gaming, gaming-related activities and non-gaming-related activities and to prescribe the methods and forms of applications for licenses. The New Jersey Commission: (i) approves license applications; (ii) regulates the design of casino facilities and determines the allowable amount of casino space based upon the number of hotel rooms; (iii) monitors operating methods and financial accounting practices of licensees; and (iv) determines and imposes sanctions for violations of the New Jersey Act and the New Jersey Commission regulations. The New Jersey Act also establishes a Division of Gaming Enforcement (the "Division") which is a branch of the New Jersey Attorney General's office. The Division investigates all applications for the granting and renewal of licenses, enforces the provisions of the New Jersey Act and prosecutes before the New Jersey Commission proceedings for violations of the New Jersey Act. The Division conducts audits and continuing reviews of all casino operations.

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

     In order to obtain or renew a casino license, an applicant must demonstrate to the New Jersey Commission: (i) its financial stability, integrity and responsibility; (ii) its business ability and casino experience; (iii) its good character, honesty and integrity; and (iv) the qualification of all its financial sources, security holders and holding and intermediate companies. Moreover, each officer, director, principal employee, lender or person directly or indirectly holding any beneficial interest or ownership of the securities of the corporate licensee, and any person deemed by the New Jersey Commission as having the ability to control the corporate licensee or elect a majority of the board of directors of the corporate licensee or other person deemed appropriate by the New Jersey Commission must be found qualified. ACSI's casino license was granted on March 27, 1987, effective April 2, 1987. ACSI's casino license was renewed on January 25, 1995 for the period commencing
January 31, 1995 and ending January 31, 1997. In connection therewith, the Company and OSI were required to satisfy the licensure standards set forth above.

     The New Jersey Commission imposes certain restrictions upon the ownership of securities issued by a corporation which holds a casino license or is a holding company of a corporate casino licensee. Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporation which holds a casino license is subject to approval by the New Jersey Commission. If the New Jersey Commission finds an individual owner or holder of any security of a corporate casino licensee or any of its holding companies or a "financial source," or any of its security holders to be disqualified, the New Jersey Commission may take any necessary remedial action, including requiring divestiture by the disqualified security holder. If disqualified security holders of either the corporate licensee or the holding company fail to divest themselves of such security interests, the New Jersey Commission may revoke or suspend ACSI's casino license. Disqualified security holders are prohibited from: (i) receiving any dividends or interest on their securities; (ii) exercising, directly or through any trustee or nominee, any rights conferred by such securities; and (iii) receiving any remuneration in any form from the corporate
licensee  for  services  rendered or  otherwise.   The  corporate
licensee and its non-publicly traded holding companies are required to include in their charter or articles of incorporation a provision establishing the right of prior approval by the New Jersey Commission with regard to transfers of securities, shares and other interests in the corporation. The corporate licensees' publicly traded holding companies are required to provide in their charter or articles of incorporation a provision that any securities of the corporation are held subject to the condition that if a holder thereof is disqualified, such holder shall dispose of his interest. The Company and OSI are holding companies of ACSI, a New Jersey casino licensee. The Company, OSI and ACSI have charters or articles of incorporation that comply with these regulatory requirements.

     The New Jersey Commission regulations include detailed provisions concerning, among others: (i) the rules of games, including minimum and maximum wagers, and methods of supervision of games and of selling and redeeming gaming chips; (ii) the granting and duration of credit, the operation of junkets, and the extension of and accounting for complimentary services;
(iii) the manufacture, distribution and sale of gaming equipment;
(iv) the security standards, management control procedures, accounting and cash control methods and the reporting of such matters to gaming authorities; (v) casino advertising; (vi) the deposit of checks from patrons of casinos; (vii) the reporting of currency transactions with patrons in amounts exceeding $10,000 to the Division; and (viii) the standards for entertainment and distribution of alcoholic beverages in hotel-casinos.

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

     The New Jersey Commission could appoint a conservator upon the revocation of or failure to renew a casino license. A conservator would be vested with title to the hotel-casino of the former or suspended licensee, subject to valid liens and encumbrances. The conservator would act subject to the general supervision of the New Jersey Commission and would be charged with the duty of conserving, preserving and continuing the operation of the hotel-casino. During the period of any such conservatorship, the conservator may not make any distributions of net earnings without the prior approval of the New Jersey Commission. The New Jersey Commission may direct that all or a portion of such net earnings be paid to the Casino Revenue Fund, provided, however, that a suspended or former licensee is entitled to a fair rate of return out of net earnings, if any. Except during the pendency of a suspension or during any appeal from any action precipitating the appointment of a conservator, and after appropriate consultations with the former licensee, a conservator, subject to the prior approval of the New Jersey Commission, would be authorized to sell, assign, convey or otherwise dispose of the hotel-casino of a former licensee subject to all valid liens, claims and encumbrances, and to remit the net proceeds to the former licensee.

     After completion of its first full year of operation, and continuing for 30 years thereafter, a casino licensee is subject to a New Jersey investment obligation. To satisfy this obligation, the Company may either: (i) pay an investment alternative tax equal to 2 1/2 of its annual gross revenues from gaming operations; or (ii) purchase bonds issued by, or invest in other development projects approved by, the Casino Reinvestment Development Authority, a state agency, in an amount equal to 1 1/4% of its annual gross revenues from gaming operations.

     All corporations doing business in New Jersey are subject to a corporate franchise tax, based on allocated net income, at a 9% annual rate. Interest on indebtedness is deductible under New Jersey law. There is also an 8% tax on the gross win revenues of New Jersey casinos, in addition to an annual $500 fee for each slot machine.

     Atlantic City imposes a real property tax and a luxury tax applicable to certain sales, including, but not limited to, the sale of alcoholic beverages, tickets to entertainment events and rental of hotel rooms. In 1992, the New Jersey legislature adopted laws imposing a fee of $2.00 per occupied casino hotel room per day ($1.00 for non-casino hotel rooms). These fees are dedicated exclusively to a fund to market Atlantic City as a tourist destination and resort. In addition, the state of New
Jersey, effective July 1, 1993, imposed a $1.50 per day fee for each patron's car that is parked at an Atlantic City casino. ACSI has elected to absorb the parking fee as a marketing expense, and not to collect the fee from patrons as do the majority of Atlantic City casinos. ACSI has incurred parking fees of approximately $1.9 million, $1.8 million and $.8 million in 1995, 1994 and 1993, respectively.

     From time to time new laws and regulations, as well as amendments to existing laws and regulations, relating to gaming activities in New Jersey are proposed or adopted.

     In addition, the New Jersey casino regulatory authorities from time to time may change their laws, regulations or procedures, including their procedures for renewing licenses. The Company cannot predict what effect, if any, new or amended laws, regulations or procedures would have on the Company. While in the last few years the changes to New Jersey gaming laws, regulations or procedures have generally not been restrictive to New Jersey licenses, changes in such laws, regulations or procedures could have an adverse effect on the Company.

     The Company is subject to various other federal, state and local laws and regulations and, on a periodic basis, has to obtain various licenses and permits, including those required to sell alcoholic beverages. In particular, the United States Department of the Treasury has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal or exchange of currency or other payment or transfer by, through or to a casino which involves a transaction in currency of more than a predetermined amount ($10,000 for 1995) per gaming day. Such reports are required to be made on forms prescribed by the Secretary of the Treasury and must be filed with the Commissioner of the Internal Revenue Service. In addition, a casino is required to maintain detailed records (including the names, addresses, social security numbers or other information with respect to its customers) dealing with, among other items, a customer's deposit and withdrawal of funds and the maintenance of a line of credit.

     The Company, through SBOC, conducts casino gaming operations in Las Vegas, Nevada. The Company is not required to obtain the prior approval of the Nevada Gaming Authorities to conduct casino gaming operations outside Nevada. However, the Company must submit quarterly reports to the Nevada Board regarding (i) any changes in ownership or control of any interest in ACSI or OSI;
(ii) any changes in officers, directors or key employees of ACSI or OSI; (iii) all complaints, disputes, orders to show cause and disciplinary actions, related to gaming, instituted or presided over by an entity of the United States, a state or any other governmental jurisdiction concerning ACSI or OSI; (iv) any arrest of an employee of ACSI or OSI involving cheating or theft related to gaming in New Jersey; and (v) any arrest or conviction of an officer, director, key employee or equity owner of ACSI or OSI for certain offenses. The Company, through its New Jersey subsidiaries, must provide to the Nevada Board all documents filed with the state of New Jersey relating to the Atlantic City Showboat, the systems of accounting and internal control utilized in connection with the Atlantic City Showboat, and annual operational and regulatory reports describing compliance with regulations, procedures for audit, and procedures for surveillance relating to the Atlantic City Showboat. The Company must also comply with any additional reporting requirements which may be imposed by the Nevada Board. New laws and regulations as well as amendments to existing laws and regulations pertaining to gaming activities in Nevada from time to time are proposed or adopted. Changes in such laws, regulations and procedures could have an adverse effect on the Company.

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

     SBOC, which operates the Las Vegas Showboat, is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a shareholder of, or receive any percentage of profits from, SBOC without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and SBOC have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or SBOC in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of SBOC must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of SBOC may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or SBOC, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or SBOC to terminate the
employment   of  any  person  who  refuses  to  file  appropriate
applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and SBOC are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by SBOC must be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by SBOC the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, SBOC, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the state of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

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

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission, or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of the Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a shareholder or to have any other relationship with the Company or SBOC, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form, or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power at any time to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. In November 1995, the Nevada Commission granted the Company prior approval  to  make  public offerings for a period  of  one  year, subject to certain conditions ("Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by the Company (a "Gaming Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Company's licensed Nevada subsidiaries to guaranty any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by the Company or a Gaming Affiliate in a public offering under the Shelf Approval. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and the Shelf Approval must be renewed annually. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval by the Nevada Commission of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to its shareholders for the purpose of acquiring control of the Company.

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

     NEW SOUTH WALES GAMING

     The  NSWCCA  was created pursuant to the Casino Control  Act
1992 (NSW) ("Casino Act") to maintain and administer systems for licensing, supervision and control of a casino.

     In   considering  an  application  for  a  casino   license,
Section 11 of the Casino Act requires the NSWCCA to have regard to the following matters: (i) the suitability of applicants and close associates of applicants; (ii) the standard and nature of the proposed casino, and the facilities to be provided in, or in conjunction with, the proposed casino; (iii) the likely impact of the use of the premises concerned as a casino on tourism, employment and economic development generally in the place or region in which the premises are located; (iv) the expertise of the applicant, having regard to the obligations of the holder of a casino license under the Casino Act; and (v) such other matters as the NSWCCA considers relevant.

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

     On receiving an application for a casino license, the NSWCCA must carry out all such investigations and inquiries as it deems necessary. The costs of the investigation by the NSWCCA are payable to the NSWCCA by the applicant unless the NSWCCA determines otherwise.

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

     INDIANA GAMING

     In 1993, the state of Indiana passed a Riverboat Gambling Act which created the Indiana Commission. The Indiana Commission is given extensive powers and duties for the purposes of administering, regulating and enforcing the system of riverboat gaming. It is authorized to award no more than 11 gaming licenses (five to counties contiguous to Lake Michigan, five to counties contiguous to the Ohio River and one to a county contiguous to Patoka Lake).

     The Indiana Commission has jurisdiction and supervision over all riverboat gaming operations in Indiana and all persons on riverboats where gaming operations are conducted. These powers and duties include authority to (1) investigate all applicants for riverboat gaming licenses, (2) select among competing applicants those that promote the most economic development in a home dock area and that best serve the interest of the citizens of Indiana, (3) establish fees for licenses, and (4) prescribe all forms used by applicants. The Indiana Commission shall adopt rules pursuant to statute for administering the gaming statute and the conditions under which riverboat gaming in Indiana may be conducted. The Indiana Commission has promulgated certain formal rules and has proposed additional rules governing the application procedure. The Indiana Commission may suspend or revoke the license of a licensee or impose civil penalties, in some cases without notice or hearing. The Indiana Commission will
(1) authorize the route of the riverboat and stops that the riverboat may make, (2) establish minimum amounts of insurance and (3) after consulting with the U.S. Army Corps of Engineers, determine which waterways are navigable waterways for purposes of the Indiana Riverboat Gambling Act and determine which navigable waterways are suitable for the operation of riverboats. Additionally, the Indiana Commission may adopt emergency orders concerning navigability of waters for extreme weather conditions or other extreme circumstances.

     The Indiana Riverboat Gambling Act requires an extensive disclosure of records and other information concerning an applicant, including disclosure of all directors, officers and persons holding one percent (1%) or more direct or indirect beneficial interest.

     In determining whether to grant an owner's license to an applicant, the Indiana Commission shall consider (1) the character, reputation, experience and financial integrity of the applicant and any person who (a) directly or indirectly controls the applicant, or (b) is directly or indirectly controlled by either the applicant or a person who directly or indirectly controls the applicant, (2) the facilities or proposed facilities for the conduct of riverboat gaming, (3) the highest total prospective revenue to be collected by the state from the conduct of riverboat gaming, (4) the good faith affirmative action plan to recruit, train and upgrade minorities in all employment classifications, (5) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance,
(6) whether the applicant has adequate capitalization to provide and maintain the riverboat for the duration of the license and
(7) the extent to which the applicant meets or exceeds other standards adopted by the Indiana Commission. The Indiana Commission may also give favorable consideration to applicants for economically depressed areas and applicants who provide for significant development of a large geographic area. Each applicant must pay an application fee of $50,000 and an additional investigation fee of $55,000. If the applicant is selected, the applicant must pay an initial license fee of $25,000 and post a bond. A person holding an owner's gaming license issued by the Indiana Commission may not own more than a ten percent (10%) interest in another such license. An owners license expires five years after the effective date of the license; however, after three years the holder of an owner's license will undergo a reinvestigation to ensure continued suitability for licensure. Unless the license has been terminated, expired or revoked, the gaming license may be renewed if the Indiana Commission determines that the licensee has satisfied all statutory and regulatory requirements. A gaming license is a revocable privilege and is not a property right. In connection with its application for an owner's license, the Company, SMP and Waterfront declared to the Indiana Commission that if SMP, or upon the transfer of the certificate of suitability to the subsidiary partnership, the subsidiary partnership receives a riverboat owner's license for East Chicago, Indiana, they shall not commence more than one other casino gaming operation within a fifty-mile radius of East Chicago Showboat for a period of five years beginning on the date of issuance of an owner's license by the Indiana Commission to SMP or the subsidiary partnership, as applicable. Adherence to the non-competition declaration is a condition of the certificate of suitability and the owner's license. There can be no assurance that SMP or the subsidiary partnership will obtain an owner's license.

     Some municipalities have initiated their own review process. The Indiana Commission has passed a resolution stating that certain evaluations by local governments will be important factors in the Indiana Commission's economic development evaluation process, however, the Indiana Commission retains the sole authority to award a license.

     Minimum and maximum wagers on games are not established by regulation but are left to the discretion of the licensee. Wagering may not be conducted with money or other negotiable currency. Riverboat gaming excursions are limited to a duration of four hours unless expressly approved by the Indiana Commission. No gaming may be conducted while the boat is docked except (1) for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking,
(2) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers and crew, (3) if either the vessel or the docking facility is undergoing mechanical or structural repair, (4) if water traffic conditions present a danger to (a) the riverboat, riverboat passengers, and crew, or

(b) other vessels on the water, or (5) if the master has been notified that a condition exists that would cause a violation of federal law if the riverboat were to cruise.

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

     The Indiana Commission is authorized to license suppliers and certain occupations related to riverboat gaming. Gaming equipment and supplies customarily used in conducting riverboat gaming may be purchased or leased only from licensed suppliers.

     The Indiana Riverboat Gambling Act places special emphasis upon minority and women's business enterprise participation in the riverboat industry. Any person issued a gaming owners license must establish goals of expending at least ten percent (10%) of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and five percent (5%) of the total dollar value of the licensees contracts for goods and services with women's business enterprises. The Indiana Commission may suspend, limit or revoke the gaming owners license or impose a fine for failure to comply with statutory requirements.

     MISSOURI GAMING

     Gaming was originally authorized in the state of Missouri in November 1992. On April 29, 1993, new legislation (the "Missouri Act") was enacted which replaced the 1992 legislation. In January 1994 the Missouri Supreme court handed down a decision which held that the operation of certain games of chance such as traditional slot machines was prohibited by the constitution of the state of Missouri. On November 8, 1994, the people of Missouri voted in favor of an amendment to the Missouri constitution to allow slot machine gaming in the state. The Missouri Act provides for the licensing and regulation of excursion gambling boat operations on the Mississippi and Missouri Rivers in the state of Missouri and the licensing and regulation of persons who distribute gaming equipment and supplies to gaming licensees. An excursion gambling boat is a boat, ferry or other floating facility on which gaming is allowed. The Missouri Act limits the loss per individual on each excursion to $500, but does not otherwise limit the amount which may be wagered on any bet or the amount of space in the vessel which may be utilized for gaming.

     The Missouri Act is to be implemented and enforced by a five-member Missouri Commission. The Missouri Commission is empowered
to   issue  such  number  of  riverboat  gaming  licenses  as  it determines to be appropriate. A gaming license cannot be granted to any gaming operator unless the voters in such operator's "home dock" city or county have authorized gaming activities on gaming riverboats.

     Gaming boats in Missouri must generally resemble boats from Missouri's riverboat history and must contain nongaming areas, food service and a Missouri theme gift shop. The boats must cruise unless public safety requires continuous docking. Annual license fees will be set by the Missouri Commission but may not be less than $25,000. Each licensee also must post a bond or other form of surety (in an amount determined by the Missouri Commission) to secure performance of its obligations under the Missouri Act and the regulations of the Missouri Commission.

     On September 1, 1993, the Missouri Commission adopted rules and regulations (the "Missouri Regulations") governing the licensing, operation and administration of riverboat gaming in the state of Missouri and the form of application for such licensure. SLP has submitted its gaming application. There can be no assurance that SLP will be selected for investigation for licensing or if so selected that a Missouri gaming license will be issued. In addition, the Missouri Regulations remain subject to amendment and interpretation, and may further limit or otherwise adversely affect the Company and its Missouri gaming operations.

     Directors  and  certain  officers and  key  persons  of  the
Company and SLP must file personal disclosure forms with the gaming license application and must be found suitable by the Missouri Commission. Further, the Missouri Regulations require that all employees of SLP who are involved in gaming operations must file applications for and receive Missouri gaming occupational licenses. The Missouri Regulations require disclosure by the Company and SLP of any person or entity holding any direct or indirect ownership interest in SLP. SLP is also required to disclose the names of the holders of all of SLP's debt including a description of the nature and terms of such debt. The Missouri Commission may, in its sole discretion, request additional information with respect to such holders. Missouri gaming licenses must be renewed annually during the first two years of an entity's licensure and renewed every two years thereafter.

     Under Missouri law, gaming licenses are not transferable, and under the Missouri Regulations the transfer of (i) any ownership interest in a privately held business entity or (ii) a 5% or greater interest in a publicly traded company directly or indirectly holding a Missouri gaming license is prohibited without the approval of the Missouri Commission. Further, without the prior approval of the Missouri Commission, the Missouri Regulations prohibit withdrawals of capital, loans, advances or distribution of any assets in excess of 5% of accumulated earnings by a license holder to anyone with an ownership interest in the license holder.

     The Missouri Regulations specifically provide that any action of the Missouri Commission shall not indicate or suggest that the Missouri Commission has considered or passed in any way on the marketability of the applicant or licensee's securities, or on any other matter, other than the applicant or licensee's suitability for licensure under Missouri law. A Missouri gaming license holder can be disciplined in Missouri for gaming related acts occurring in another jurisdiction which results in disciplinary action in the other jurisdiction.

     In addition to any other taxes or fees payable to state and local governmental authorities, gaming licensure in the state of Missouri will subject SLP to a 20% Adjusted Gross Receipts tax. Adjusted Gross Receipts is generally defined as gross receipts from gaming less payouts to customers as winnings. Also, a $2.00 admission is payable to the Missouri Commission for each person admitted to the riverboat.

     The Missouri Commission has broad powers to require additional disclosure by an applicant during the processing of a gaming application, to deny gaming licensure and to administratively fine or suspend or revoke a gaming license for failure to comply with or for violation of the Missouri Act or Missouri Regulations. Further, in certain situations, the
Missouri Commission can appoint a supervisor to continue the operations of a license holder after lapse, suspension or revocation of a gaming license.

     The supervisor may operate and sell the facility with earnings or proceeds being paid to the former owners only after deduction of the costs and expenses of the supervisorship and establishment of reserves.

U.S. COAST GUARD

     Each riverboat also is regulated by the U.S. Coast Guard, whose regulations affect boat design, construction, operation (including requirements that each vessel be operated by a minimum complement of licensed personnel) and maintenance, in addition to restricting the number of persons who can be aboard the boat at any one time. All vessels operated by the Company must hold a Certificate of Inspection. Loss of the Certificate of Inspection of a vessel would preclude its use as an operating riverboat. The vessel must be drydocked periodically for inspection of the hull, which will result in a loss of service that can have an adverse effect on the Company. For vessels of the Company's type, the inspection cycle is every five years. Less stringent rules apply to permanently moored vessels. The Company believes that these regulations, and the requirements of operating and managing cruising gaming vessels generally, make it more difficult to conduct riverboat gaming than to operate land-based casinos.

     All shipboard employees of the Company employed on U.S. Coast Guard regulated vessels, even those who have nothing to do with the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel, may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers' compensation awards. The Company intends to obtain such insurance to cover employee claims.

SHIPPING ACT OF 1916; MERCHANT MARINE ACT OF 1936

     In order for the Company's vessels to have United States flag registry, the Company must maintain "United States citizenship" as defined in the Merchant Marine Act of 1920, as amended, and the Shipping Act of 1916. A corporation or partnership operating any vessel in the coastwise trade is not considered a United States citizen unless United States citizens own 75% of the equity of the Company or the partnership and, if a partnership, all general partners must be United States citizens.

ITEM 2.PROPERTIES.

     The Company believes that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business. In 1995, the Company's gaming properties operated at satisfactory levels of utilization; however, approximately 40% of the main casino space at the Las Vegas Showboat was closed for approximately six months of 1995 as a result of a renovation.

ATLANTIC CITY FACILITIES

     The Atlantic City Showboat is located on approximately 12 acres, 10 1/2 acres of which is leased from Griffin Gaming & Enterprises, Inc. f/k/a Resorts International, Inc. ("Resorts") pursuant to a 99-year lease dated October 26, 1983 (as amended, "Lease"). The remaining acreage is held in fee by ACSI. In addition, ACSI owns two nearby surface level parking lots which consist of approximately nine acres in the aggregate.

     Under the New Jersey Act, both Resorts and ACSI, because of their lessor-lessee relationship, are jointly and severally liable for the acts of the other with respect to any violations of the New Jersey Act by the other. In order to limit the potential liability which could result from this provision, ACSI, OSI, and Resorts have agreed to indemnify each other from all liabilities and losses which may arise as a result of the joint and several liability imposed by the New Jersey Act. However, the New Jersey Commission could determine that the party seeking indemnification is not entitled to or is barred from such indemnification.

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

     The 9 1/4 First Mortgage Bonds due 2008 (the "First Mortgage Bonds") and the Company's $25.0 million revolving loan ("$25.0 Million Revolving Loan") from NatWest Bank, N.A. are each secured by leasehold mortgages on (i) ACSI's interest in the Lease, (ii) the Atlantic City Showboat (including the 20-story hotel tower and four-story podium as well as certain personal property therein) and future improvements on the leased real property,
(iii) the 17-story hotel tower as well as certain personal property therein and the underlying real property held in fee, and (iv) the two surface parking lots held in fee. Such mortgages are subject and subordinate to Resorts' rights under the Lease and its fee interest in the Premises. Subject to certain limited exceptions, the Lease may not be amended without the consent of the trustee under the Indenture governing the First Mortgage Bonds unless certain opinions are delivered to the effect that the amendment does not materially impair the security of the mortgage. An event of default under the Lease constitutes an event of default under the respective mortgage and Indenture.

     In addition to its rental payment obligations under the Lease, ACSI is obligated to contribute up to one-third of the costs of certain infrastructure improvements to be constructed on a 56-acre tract ("Urban Renewal Tract"). The Atlantic City Showboat is located on a portion of the Urban Renewal Tract owned by Resorts. ACSI is obligated to contribute only toward improvements of which it is the beneficiary or which are expected to benefit ACSI and all future occupants of the Urban Renewal Tract. ACSI has contributed to infrastructure improvements involving the construction of certain sewer and water lines and the realigning of a portion of Delaware Avenue ("Realigned Delaware Avenue") to permit direct ingress and egress from the Realigned Delaware Avenue to the Atlantic City Showboat, which improvements have been completed. As a part of a settlement agreement executed on December 14, 1995, between ACSI, the Housing Authority and Urban Redevelopment Agency of the City of Atlantic City ("Housing Authority") and Forest City Ratner Companies, ACSI will no longer be required to expend approximately $15.0 million to construct a parking garage on the Urban Renewal Tract.

     Realigned Delaware Avenue has not yet been dedicated to the City of Atlantic City. Pending dedication of the Realigned Delaware Avenue to the City, the Housing Authority granted to ACSI a permanent easement and right of way ("Easement") for the Realigned Delaware Avenue for the benefit of ACSI and ACSI's employees, agents, guests, suppliers, visitors, invitees and all others seeking access to the Atlantic City Showboat. Until acceptance of a deed of dedication of the Realigned Delaware Avenue by the City of Atlantic City, ACSI shall maintain at its expense and pay, if billed separately, the real property taxes associated with the Easement, or reimburse Resorts for its allocable share of such real property taxes for the Easement.

     ACSI leases a 63,200 square-foot warehouse and office in Egg Harbor Township, New Jersey, approximately 15 miles from the Atlantic City Showboat. The lease term is through July 31, 2001. ACSI holds an option to purchase the warehouse for $1.9 million. This option may be exercised by ACSI on or after January 1, 1996, and shall remain in effect until March 31, 2001.

     ACSI leases a parking area for its employees from the City of Atlantic City for 400 parking spaces. The lease renews every 90 days unless terminated by either party on 30-days written notice. ACSI provides, through an independent contractor, a shuttle service for its employees between the employee parking area and the Atlantic City Showboat. In 1993, ACSI purchased a vacant city block from private owners which currently provides approximately 450 parking spaces for ACSI customers and employees. In December 1995, ACSI received title to real property comprising approximately a city block resulting from its settlement of certain litigation against the Housing Authority and the Forest City Ratner Companies. The property currently provides approximately 500 parking spaces for ACSI customers and employees.

LAS VEGAS FACILITIES

     Las Vegas Showboat is located on the eastern edge of the City of Las Vegas approximately two and one-half miles from both downtown Las Vegas and the area commonly known as the "Strip" where many of Las Vegas' major resort hotel-casinos are located. The Las Vegas Showboat is primarily a two-story structure with an eighteen-story high-rise hotel and a 620-car parking garage. The hotel registration area, bowling center, restaurants, bars and entertainment lounge surround the casino area and are on the first floor of the Las Vegas Showboat. The buffet, 1,300-seat bingo room, meeting and banquet facilities, employee dining room, and the Company's executive offices are located on the second floor. The Las Vegas Showboat's high-rise tower contains 352 of the Showboat's 453 guest rooms. The entire facility covers approximately 26 acres, which includes approximately 19.25 acres of improved parking area.

     The facilities at the Las Vegas Showboat are constantly monitored to make sure that the needs of the Company's business and customers are met. During 1995, the Company completed an approximately $21.0 million renovation of the casino, dining rooms and bar areas, all of which were substantially completed in 1995. The renovation included the replacement of the roof over a portion of the casino which resulted in higher ceilings and the removal of a number of support pillars, giving the casino a more expansive appearance. An internal balcony was added which provides an overview of the casino. The renovation also included a number of alterations and expansions to the dining and bar areas to improve their variety and overall ambiance. The coffee shop was expanded to include patio seating which looks into the casino. The Mardi Gras Lounge, formerly the Carnival Lounge, was doubled in size to meet the demand of patrons when popular entertainers perform, and the casino bar adjacent to the lounge was expanded to include an additional seating area and a large screen television. Additionally, the facilities power plant and HVAC systems were replaced, a new pool building was constructed, new carpeting was installed throughout the property, the buffet and coffee shop kitchens and the employee dining room were remodeled and enlarged and an employee learning center was added. As a result of this extensive renovation construction during 1995, approximately 40% of the main casino space of the Las Vegas Showboat was closed for approximately six months of 1995.

     The Company holds fee title to the above-described real property, buildings and improvements at the Las Vegas Showboat, which secures the Company's First Mortgage Bonds and the $25.0 Million Revolving Loan. The Company leases such property, buildings and improvements to SBOC.

SYDNEY FACILITIES

     SHCP subleases a site located at Wharves 12 and 13 at Pyrmont Bay in Sydney, Australia from the NSWCCA, which site is owned by the City West Development Corporation. SHCH renovated an existing building on the interim site to permit the operation of the interim casino. The subleases for the interim site have a combined term which commenced on December 14, 1994 and continue until the commencement of operations at the permanent Sydney Harbour Casino. SCHP is not required to perform any material work on the interim site after the interim casino ceases operation. For the first three years following completion of the interim casino, SHCP pays net annual rent to the NSWCCA in the amount of A$4.125 million. After the initial three year period, the net annual rent for the interim site is subject to adjustment in accordance with the terms of the lease.

     SHCP also entered into leases with the NSWCCA for the permanent Sydney Harbour Casino site, which site is located on an
8.4 acre site on Pyrmont Bay adjacent to Darling Harbour. The permanent site is approximately one mile from Sydney's central business district and within walking distance of a monorail station. The permanent site will have a light rail station and is anticipated to have access to a ferry wharf. The permanent site is also close to four major car parks in Darling Harbour and has good access to arterial road routes. The leases for the permanent site have a combined term of 99 years commencing on December 14, 1994. SHCP prepaid the net rent to the NSWCCA for the first 12 years under the leases with a payment of A$120.0 million. For the remaining term, the net annual rent is
A$250,000. Upon termination of the leases, title to the improvements reverts to the NSWCCA without payment or compensation. Alternatively, SHCP could be directed by the NSWCCA to demolish any and all improvements erected on the land, leaving it in a safe condition.

ITEM 3.LEGAL PROCEEDINGS.

     ACSI V. HOUSING AUTHORITY AND FOREST CITY RATNER COMPANIES ("FCR"), Docket Nos. ATL-L-811-95 and ATL-L-1898-95, instituted on March 9, 1995, in the Atlantic County Superior Court. ACSI filed an action against the Housing Authority and FCR to protect its ownership of, and its right to develop, two parcels of beach-block land, including an 80-foot easement, adjacent to the Atlantic City Showboat which were purchased by ACSI in 1993 for $4.6 million (collectively, the "Parcels"). The complaint alleged, among other things, that the Housing Authority improperly sought to force ACSI to convey the Parcels back to the Housing Authority so that the Housing Authority could lease the Parcels to FCR as a site for a strip mall construction project. FCR filed a counterclaim seeking specific performance and damages. On December 14, 1995, ACSI entered into certain agreements with the Housing Authority and FCR to settle their disputes. The terms of the settlement agreements required ACSI to convey portions of the Parcels, along with the 80-foot easement, to the Housing Authority. In return, ACSI received from the Housing Authority (i) a Certificate of Completion to the real property on which the 17-story hotel tower was constructed;
(ii) a release from its requirement to expend approximately $15.0 million to construct a parking garage on one of the Parcels; and
(iii) title in fee simple, free of any encumbrances, to another parcel of property adjacent to the ACSI, comprising approximately an entire city block. In addition, ACSI agreed to donate $2.5 million of its Casino Reinvestment Development Authority funds toward construction of planned community facilities in the Urban Renewal Tract, including, but not limited to, a public skating rink. The settlement was consummated as of December 31, 1995 and the Atlantic City Superior Court dismissed the legal proceedings on January 18, 1996.

     DARLING HARBOUR CASINO LIMITED ("DHCL") V. NSWCCA, SHCL AND CHIEF SECRETARY AND MINISTER FOR ADMINISTRATIVE SERVICES ("MINISTER FOR ADMINISTRATIVE SERVICES"), Case No. 30091/94, instituted in December 1994, in the Administrative Law Division of the Supreme Court of New South Wales, Sydney Registry. DHCL, the unsuccessful applicant for the casino license in New South Wales, initiated an action against NSWCCA, SHCL and the Minister for Administrative Services seeking, among other things, the revocation of the casino license awarded to SHCL on December 14, 1994. On November 8, 1995, the New South Wales Court of Appeal dismissed the legal proceedings filed by DHCL. DHCL has been granted leave to appeal to the High Court of Australia. Management believes that the DHCL's action is without merit and intends to defend vigorously the action.

     DHCL V. NSWCCA, SHCL AND NEW SOUTH WALES MINISTER FOR PLANNING ("MINISTER FOR PLANNING"), Case No. 40227/94 and 40230/94, instituted in December 1994, in the Land and Environment Court of the State of New South Wales, Australia. DHCL initiated an action against the NSWCCA and the Minister for Planning alleging that the development plans for Sydney Harbour Casino were improperly approved. SHCL was joined as a party to those proceedings in view of its interest in their outcome. On April 21, 1995, the Land and Environmental Court dismissed the legal proceedings filed by DHCL. On August 18, 1995, DHCL filed an appeal with the New South Wales Court of Appeal against the April 21, 1995 decision of the Land and Environment Court.
Management believes that DHCL's action is without merit and intends to defend vigorously the action.

     WILLIAM H. AHERN V. CAESARS WORLD, INC., ET AL., Case No. 94-532-Civ-Orl-22, instituted on May 10, 1994 ("Ahern Complaint") and WILLIAM POULOUS V. CAESARS WORLD, INC., ET AL., Case No. 94-478-Civ-Orl-22, instituted on April 26, 1994 ("Poulos Complaint") (collectively, the Ahern Complaint and the Poulos Complaint are
referred   to  as  the  "Complaints").   Two  individuals,   each
purportedly representing a class, filed the Complaints in the United States

District Court, Middle District of Florida, against numerous manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The plaintiffs intend to seek class certification of the interests they claim to represent. The Complaints allege that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints allege violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $1.0 billion. The cases have been consolidated and removed to the United States District Court for the District of Nevada, Southern District. Management believes that the Complaints are without merit and intends to defend vigorously the allegations.

     LARRY SCHREIER V. CAESARS WORLD, INC. ET AL., Case No. 95-923-LDG (RJJ), instituted on September 26, 1995, in the United States District Court for the District of Nevada, Southern District. An individual, purportedly representing a class, filed a complaint against four manufacturers, three distributors and 38 casino operators, including the Company, that manufacture, distribute or offer for play video poker and electronic slot machines. The individual allegedly intends to seek class certification of the interests he claims to represent. The complaint alleges that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $1.0 billion. The complaint is similar to the Poulos complaint and the Ahern Complaint. The Company filed a motion to dismiss the complaint. The court has not yet ruled on the motion. Plaintiff's attempts to consolidate this action with the Ahern Complaint and Poulous Complaint were not successful. Management believes that the complaint is without merit and intends to defend vigorously the allegations.

     ITSI TV PRODUCTIONS, INC. V. BALLY'S GRAND, INC., ET AL., Case No. CV-N-90-314-HDM, instituted on June 29, 1990 in the United States Court, District of Nevada (the "Nevada action"). The plaintiff claims that Showboat infringed on the plaintiff's copyright by displaying to Showboat's sports book customers certain horse race broadcasts. Numerous other hotel-casinos located in Las Vegas, Nevada are defendants in this lawsuit. The plaintiff seeks to recover damages for copyright infringement in an unknown amount. A motion to dismiss the complaint has been filed on behalf of Showboat denying the existence of an enforceable copyright and asserting statue of limitations defenses. The motion is currently pending. The same factual issues are pending in an action filed in the United States District Court for the Eastern District of California (the "California action") in which Showboat is not a party. The
United States District Court for the District of Nevada has stayed and administratively stayed the Nevada action pending resolution of the liability issues in the pending California action. The California action was tried in 1993 and therein the Court found that although the plaintiff owned the copyright, there was no infringement. The decision of the California action is currently on appeal before the Ninth Circuit Court of Appeals. Management believes that the plaintiff is not entitled to damages and intends to defend vigorously the allegations.

     FLORIDA HORSEMEN'S BENEVOLENT AND PROTECTIVE ASSOCIATION V. HILEAH PARK, INC. ET AL., Case No. 95-1358-CIV-KIWG, instituted on June 26, 1995 in the United States District Court for the
District  of  the Southern District of Florida.  The Company  has
been advised that the Florida Horsemen's Benevolent and Protective Association, which represents about 5,000 horsemen nationwide, filed the lawsuit against 76 casino and race track operators, including the Company. As of the date hereof, the Company has not been served with summons and complaint. The action purportedly claims that the defendants illegally accepted nearly $11.0 million in off-track wagers. In December 1995, the Company entered into a settlement agreement with respect to Showboat for $400.

     HYLAND, ET AL. V. GRIFFIN INVESTIGATION, ET AL., Case No. 95-CV-2236 (JEI), instituted on May 5, 1995, in the United States District Court for the District of New Jersey (Camden Division). The Company was served with a First Amended Complaint on August 29, 1995. Seventy-six casino operators, including the Company, and others were originally named as defendants in the
action.   The  action,  brought on  behalf  of  "card  counters,"
alleges that the casino operators exclude card counters from play and share information about card counters. The action is based on alleged violations of federal antitrust law, the Fair Credit
Reporting  Act, and various state consumer protection  laws.   On
October 25, 1995, the plaintiffs filed a "Notice of Dismissal Without Prejudice Only As To Defendant Showboat, Inc.," with the District Court Clerk.

     GLOBAL GAMING TECHNOLOGY, INC. V. TRUMP PLAZA FUNDING, INC., ET AL., Case No. 94-2021 (JHR), instituted on May 5, 1994, in the United States District Court for the District of New Jersey. The plaintiff, Global Gaming Technology, Inc., filed a complaint against eight casino operators in Atlantic City, New Jersey. The complaint alleges a patent infringement with respect to certain of the electronic slot machines used by the defendants, including the Atlantic City Showboat. The plaintiff seeks to recover damages for copyright infringement in excess of $500 million. The manufacturers of the slot machines in question have assumed the defense and have indemnified the Atlantic City Showboat and other casinos in this matter. The manufacturers filed a complaint against the plaintiff in the United States District Court for the District of Nevada, Southern District. The United States District Court for the District of New Jersey stayed the New Jersey action pending resolution of the issues in the pending Nevada action. Several of the manufacturers have reached a settlement with the plaintiff for the release of all claims. The discovery cut-off is May 1, 1996 and the trial date is scheduled for September 1996 in the Nevada action.

EDWARD H. EGIPIACO V. INDIANA GAMING COMMISSION, Case No. 45C01-95-10-MI0 1845, instituted on October 17, 1995, in the Circuit Court for Lake County, Indiana. The plaintiff, Edward H. Egipiaco, filed a complaint on behalf of himself and the residents of the City of East Chicago requesting a preliminary injunction to enjoin the Indiana Commission from conducting a hearing on SMP's application for the sole riverboat casino license in East Chicago, Indiana, and from issuing a certificate of suitability to SMP. The complaint alleges that the City of East Chicago failed to hold an open public bidding process in selecting its applicants, and such failure is in conflict with Indiana gaming laws. On October 19, 1995, the Indiana Commission commenced the hearing on the East Chicago application, but was served with a temporary restraining order and halted the proceedings. Subsequently, in November 1995 the temporary restraining order was dissolved on the basis that no triable issues existed. The Indiana

     Commission thereafter conducted further proceedings and granted the certificate of suitability to SMP on January 8, 1996. No assurance can be given that the plaintiff or others may not seek another temporary restraining order or injunction at a later time. An unfavorable outcome of such litigation could have a material adverse effect on SMP and its proposed riverboat casino project in East Chicago, Indiana.

     The Company (including its subsidiaries) is also a defendant in various other lawsuits, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such pending litigation, in the aggregate, will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The  Company's common stock is listed on the New York  Stock
Exchange under the symbol SBO. The range of high and low sales prices for the Company's common stock for each quarter in the last two years is as follows:


                                                               Dividends
                                           High      Low       Declared
1996
  First quarter (through March 15, 1996)   28 1/2    21        .025

1995
  First quarter                            15 3/4    13 1/2    .025
  Second quarter                           18 5/8    13 1/2    .025
  Third quarter                            24 3/8    17 1/2    .025
  Fourth quarter                           29 3/8    21        .025
1994
  First quarter                            21        16 1/4    .025
  Second quarter                           22 7/8    15 3/8    .025
  Third quarter                            17 7/8    13 1/8    .025
  Fourth quarter                           14 1/2    11 1/2    .025


     On March 15, 1996, the closing price of the Company's common stock on the New York Stock Exchange was $25 1/2.

     The Company has paid quarterly dividends since 1970. The declaration and payment of dividends is at the discretion of the Board of Directors. The Board of Directors considers, among other factors, the Company's earnings, financial condition and capital spending requirements in determining an appropriate dividend.

     The Company is restricted in the payment of cash, dividends, loans or other similar transactions by the terms of Indentures executed by it in connection with the issuance of First Mortgage Bonds and the 13% Senior Subordinated Notes due 2009, respectively. See Note 6 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The approximate number of shareholders of record of the common stock as of March 15, 1996 was 1,605.

ITEM 6.  SELECTED FINANCIAL DATA.


                                   Year Ended December 31,
                                1995         1994        1993
INCOME STATEMENT DATA:      (In thousands, except per share data)

Net revenues                    $428,592     $401,333   $375,727

Income from operations            46,674       51,828     45,419
Income before extraordinary
 items and cumulative effect
 of change in method of
 accounting for income
 taxes (a)(b)(c)(d)(e)(g)         13,175       15,699     13,464

Net income                        13,175       15,699      7,341

Income before extraordinary
 items and cumulative effect
 of change in method of
 accounting for income
 taxes per share (a)(b)(c)(d)
 (e)(g)                              .84         1.02        .89

Net income per share                 .84         1.02        .49

Cash dividends declared per
 common share                        .10          .10        .10



                                   Year Ended December 31,
                                1992         1991
INCOME STATEMENT DATA:      (In thousands, except per share data)

Net revenues                    $355,236     $331,560

Income from operation             46,508       35,501

Income before extraordinary
 items and cumulative effect
 of change in method of
 accounting for income
 taxes (a)(b)(c)(d)(e)(g)         15,857        6,014

Net income                        12,449        6,194

Income before extraordinary
 items and cumulative effect
 of change in method of
 accounting for income
 taxes per share (a)(b)(c)(d)
 (e)(g)                              1.37         .53

Net income per share                 1.08         .55

Cash dividends declared per
 common share                         .10         .10



                                        December 31,
                              1995         1994        1993
BALANCE SHEET DATA:                   (In thousands)

Total assets (a)(f)           $649,395     $623,691    $470,700

Long-term debt (including
 current maturities) (a)(b)
 (c)(f)                        392,391     392,035     280,617

Shareholders' equity (f)       173,941     157,461     135,158

Shares outstanding at year-
 end (f)                        15,720      15,369      14,980


                                  December 31,
                              1992         1991
BALANCE SHEET DATA:             (In thousands)

Total assets (a)(f)           $384,900     $320,032

Long-term debt (including
 current maturities) (a)(b)
 (c)(f)                        209,116      213,004

Shareholders' equity (f)       126,018       64,133

Shares outstanding at year-
 end (f)                        14,804       11,350


     (a) In the year ended December 31, 1991, the Company recognized an extraordinary gain of $.2 million, net of tax, as a result of the purchase of $12.1 million of its 11 3/8% Mortgage-Backed Bonds Due 2002 ("Mortgage-Backed Bonds").

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

     (e) In 1993, the Company acquired a 30% equity interest in SSP which was engaged in the development of a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana. Operation of the riverboat casino commenced on November 8, 1993. The Company's share of the partnership's loss from the commencement of operations through December 31, 1993, is included in income from operations for the year ended December 31, 1993, including the write-off of preopening costs, of $1.3 million. In March 1994, the Company increased its equity interest in SSP to 50%. The Company's share of the net income of the partnership was $12.8 million and is included in income for operations for the year ended December 31, 1994. In March 1995, the Company acquired the remaining 50% of the equity of SSP. In March 1995, SSP sold certain of its assets, and the Company sold all of its equity in SSP, resulting in a pretax gain of $2.6 million to the Company which is included in the 1995 Consolidated Statement of Income as gain on sale of affiliate.

     (f)   In  the year ended December 31, 1992, the Company sold
           3.45 million shares of its common stock in a public offering. Net proceeds of the offering were $50.4 million. Proceeds of the offering were used in January 1993 to redeem all of the Company's Debentures and to prepay the outstanding balance of its construction and term loan.

     (g) In the year ended December 31, 1995, the Company recognized a pre-tax write-down of $1.4 million on its investment in SMG.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Showboat, Inc. and subsidiaries (collectively, the "Company" or "SBO"), (i) owns and operates the Showboat Casino Hotel fronting the Boardwalk in Atlantic City, New Jersey (the "Atlantic City Showboat"), (ii) owns and operates the Showboat Hotel, Casino and Bowling Center in Las Vegas, Nevada (the "Las Vegas Showboat"), and (iii) beneficially owns a 26.3% interest in, and manages the Sydney Harbour Casino in Sydney, New South Wales, Australia, which commenced gaming operations in an interim casino on September 13, 1995. The Company, through subsidiaries, also owns (i) a 55% partnership interest in Showboat Marina Partnership, which received a certificate of suitability on January 8, 1996 for a riverboat owner's license in East Chicago, Indiana, and (ii) an 80% interest in Southboat Limited Partnership which has submitted an application with the Missouri Gaming Commission for a riverboat gaming license near Lemay, Missouri. From July 1993 to March 31, 1995, the Company owned an interest in, and managed the Showboat Star Casino, a riverboat casino then located on Lake Pontchartrain in New Orleans, Louisiana.

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

     In March 1995, the Company purchased an additional 50% of the equity of Showboat Star Partnership ("SSP"), which operated the Showboat Star Casino on Lake Pontchartrain in New Orleans, Louisiana, bringing the Company's total equity interest in SSP to 100%. The purchase price of the additional equity interest was $25.0 million coupled with a distribution of certain of the current assets of SSP to partners other than the Company. On March 9, 1995, the Company ceased all operations at the Showboat Star Casino as a result of certain legal issues related to conducting dockside gaming in the Orleans Parish. In a series of unrelated transactions, SSP sold certain of its assets, and the Company sold all of its equity interest in SSP, resulting in a pretax gain to the Company of $2.6 million which is included in the 1995 Consolidated Statement of Income as gain on sale of affiliate.

     In August, 1994, Showboat Australia Pty Limited ("SA"), a wholly-owned subsidiary of the Company, invested approximately $100.0 million for a 26.3% interest in Sydney Harbour Casino Holdings Limited ("SHCH"), which, through wholly-owned subsidiaries, owns the Sydney Harbour Casino and holds the casino license required to operate the Sydney Harbour Casino. In December 1994, the New South Wales Casino Control Authority granted the only full-service casino license in the State of New South Wales to Sydney Harbour Casino Pty Limited ("SHCL"). SA also has an 85% interest in the management company which manages the Sydney Harbour Casino. SA has agreed to forego the first A$19.1 million of its 85% portion of the fees due under the management agreement, of which amount approximately A$15.1 million remains as of December 31, 1995. SHCL commenced gaming operations on September 13, 1995 in a 60,000 square foot interim casino. Pursuant to the terms of the construction contract and subject to certain exceptions, the permanent facility must be completed within 38 months of the award of the casino license to SHCL. SHCL anticipates that the permanent facility will commence operations by early 1998. The Company's equity in earnings of SHCL's operations has been reduced to zero due to the write-off of certain preopening costs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 (1995)
   COMPARED TO YEAR ENDED DECEMBER 31, 1994 (1994)

     REVENUES

     Net revenues for the Company increased to $428.6 million in 1995 from $401.3 million in 1994, an increase of $27.3 million or 6.8%. Casino revenues increased $28.1 million or 8.0% to $379.5 million in 1995 from $351.4 million in 1994. Nongaming revenues, which consist principally of room, food, beverage, management fee and bowling revenues, were $88.9 million in 1995 compared to $83.2 million in 1994, an increase of $5.7 million or 6.9%.

     The Atlantic City Showboat generated $368.9 million of net revenues in the year ended December 31, 1995 compared to $320.2 million for the same period in the prior year, an increase of $48.7 million or 15.2%. Casino revenues were $337.2 million for the year ended December 31, 1995 compared to $292.4 million for the same period in the prior year, an increase of $44.8 million or 15.3%. The increase in casino revenues was due primarily to an increase in gross slot revenues of $35.4 million or 16.1% with a 14.7% increase in slot units at the Atlantic City Showboat. The increase in slot revenues compares to a 12.0% growth in slot revenues in the Atlantic City market for the year ended December 31, 1995 and a 10.0% increase in average slot units in the Atlantic City market. Also contributing to the increase in casino revenues was the mild winter weather during the first quarter 1995 compared to the harsh winter weather during the same period in the prior year. The favorable comparison to the prior year is attributed to the addition of 15,000 square feet of casino space and approximately 600 slot machines added throughout 1994, and the addition of approximately 200 slot machines in May 1995. The Atlantic City Showboat also added approximately 200 slot machines in December 1995 raising the total number of machines to approximately 3,450 as of December 31, 1995. Atlantic City Showboat slot revenues accounted for 73.9% of total casino revenues for the year ended December 31, 1995 and 73.6% for the year ended December 31, 1994. Table game revenues increased $11.3 million or 15.9% to $82.9 million for the year ended December 31, 1995 compared to $71.6 million for the same period in the prior year. Contributing to the increase in table game revenues was the 1995 expanded marketing programs and the introduction of the Caribbean stud poker in late 1994. The Company's table game growth of 15.9% compares to a 4.5% growth in table game revenues in the Atlantic City market for the year ended December 31, 1995. Food and beverage revenues were $42.1 million for the year ended December 31, 1995 compared to $36.2 million for the same period in the prior year, an increase of $5.9 million or 16.4%. This increase is attributable to increased food promotional programs during the year ended December 31, 1995.

     The Las Vegas Showboat achieved net revenues of $59.5 million for the year ended December 31, 1995, compared to $79.2 million in the same period in 1994, a decrease of $19.7 million or 24.9%. Casino revenues decreased to $42.3 million in 1995 from $59.0 million in 1994, a decrease of $16.7 million or 28.3%. Food and beverage revenues decreased to $11.8 million for the year ended December 31, 1995 from $14.4 million in the same period in 1994, a decrease of $2.6 million or 18.1%. The decreases in revenues were attributable to construction activities within the property for the second half of 1995 and increased competition along the Boulder Strip throughout the entire year. The Company anticipates that revenues at the Las Vegas Showboat will continue to be impacted until the excess casino capacity is absorbed by the Las Vegas market. During the construction period, casino capacity was reduced by approximately 40% and service to food outlets was substantially disrupted.

     INCOME FROM OPERATIONS

     The Company's income from operations declined $5.1 million or 9.9% to $46.7 million in 1995 from $51.8 million in 1994. The decline is attributable to the cessation of operations of SSP (which resulted in a $12.8 million reduction in income from operations), a decline in operating results at the Las Vegas Showboat and an increase in corporate and development expenses. These decreases were partially offset by the improved performance at the Atlantic City Showboat.

     Atlantic City Showboat's income from operations, before management fees, increased to $72.4 million in the year ended December 31, 1995 compared to $50.7 million from the same period in 1994, an increase of $21.7 million or 42.9%. Operating expenses at the Atlantic City Showboat increased $26.9 million or 10.0% to $296.4 million for the year ended December 31, 1995 compared to $269.5 million for the same period in the prior year. The increased operating expenses included a $14.2 million increase in casino division expenses (which includes: $4.1 million increase in marketing expenses, $5.4 million increase in promotional allowance costs and $3.6 million increase in gaming taxes), a $8.0 million increase in general and administrative expenses which is primarily related to increased payroll, real estate taxes, and rent related to the expanded property, and a $3.4 million increase in depreciation expense for the Atlantic City Showboat's expanded facility. The Atlantic City Showboat's operating margin, before management fees, increased to 19.6% in 1995 compared to 15.8% in 1994.

     For the year ended December 31, 1995, the Las Vegas Showboat had a loss from operations, before management fees and intercompany rent, of $3.7 million compared to income of $4.4 million in the same period in 1994. Operating expenses declined to $63.3 million in 1995 compared to $74.8 million in 1994, a decrease of $11.6 million or 15.5%. The Company anticipated a reduction in revenues during the construction period and concentrated on reducing expenses. Expenses declined in all departments for the year ended December 31, 1995. However, significant decreases were not realized in certain promotional and marketing utilized at the Las Vegas Showboat in order to compete with the other gaming facilities on the Boulder Strip during the renovation of the facility.

     Corporate and development expenses totaled $21.7 million in 1995 compared to $17.0 million in 1994. The increased development expense is attributed to (i) the maintenance of a comprehensive development effort to pursue expansion opportunities, which includes $2.9 million expended for the proposed riverboat casino project near Lemay, Missouri, (ii) preopening support for new projects, and (iii) $1.2 million for insurance costs which were previously recorded by the respective operating properties.

     OTHER (INCOME) EXPENSE

     In 1995, other (income) expense consisted of $29.7 million of interest expense, net of $13.1 million of capitalized interest, and $6.2 million of interest income. Foreign currency gain was $.3 million during 1995 and a net gain on the sale and write-down of affiliates totaled $1.1 million. In 1994, other (income) expense consisted of $29.5 million of interest expense, net of $3.3 million of capitalized interest, and $4.9 million of interest income. In connection with its renovation project at the Las Vegas Showboat and the Company's investment in Sydney Harbour Casino, the Company capitalized interest of $.5 million and $12.6 million respectively in 1995.

     INCOME TAXES

     In 1995, the Company incurred income taxes of $11.4 million, or an effective tax rate of 46.5% compared to $11.5 million or an effective tax rate of 42.4% in 1994. Differences between the Company's effective tax rate and the statutory federal tax rates are due to permanent differences between financial and tax reporting and state income taxes.

     NET INCOME

     In 1995, the Company realized net income of $13.2 million or $.84 per share. In 1994, the Company realized net income of $15.7 million or $1.02 per share.

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

     The Atlantic City Showboat generated $320.2 million of net revenues in 1994 compared to $294.2 million in 1993, an increase of $26.0 million or 8.8%. Casino revenues were $292.4 million in 1994 compared to $268.8 million in 1993, an increase of $23.6 million or 8.8%. The increase in casino revenues was primarily due to increases in both slot machine and table game revenues. Slot machine revenues at the Atlantic City Showboat increased $18.3 million or 9.3% in 1994. This compares favorably to 3.7% growth in slot machine revenues in the Atlantic City market during the same period. The improved slot revenue growth experienced by the Atlantic City Showboat is primarily attributed to the addition of 609 slot machines throughout 1994 for a total of 3,027 slot machines by December 31, 1994. Table game revenues increased $2.9 million or 4.2% in 1994. Casino revenues were also favorably impacted by the mid-1994 addition of keno and the mid-1993 addition of poker and horse race simulcasting. Nongaming revenues increased $3.3 million or 6.2% in 1994 to $56.0 million from $52.7 million in 1993. This increase was primarily due to increased complimentary room revenue of $1.2 million and non-complimentary food revenues of $2.2 million.

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

     Lake Pontchartrain Showboat, Inc., a wholly-owned subsidiary of the Company, managed the Showboat Star Casino and generated $3.5 million of management fee revenues, before an intercompany elimination of $1.6 million, in 1994 compared to $.4 million in 1993. Showboat Star Casino, which opened November 8, 1993, generated net revenues of $98.4 million in 1994 consisting primarily of casino revenues of $97.2 million. In 1993, Showboat Star Casino generated net revenues of $12.1 million and casino revenues of $10.9 million.

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

     Income from operations at the Las Vegas Showboat, before intercompany management fees, declined $3.8 million or 46.4% in 1994 to $4.4 million in 1994 from $8.2 million in 1993. The decrease was primarily due to increased competition on the Boulder Strip that resulted in a decrease in net revenue. In addition, operating expenses increased to $74.8 million in 1994 from

$72.9   million  in  1993, an  increase  of $1.9 million or 2.7%.
Increases in expenses were due to increased payroll and payroll related costs and increased advertising costs.

     SSP realized net income of $24.8 million on net revenues of $98.4 million in 1994. Operations at the Showboat Star Casino contributed $13.7 million in 1994 to the Company's income from operations. In 1993, SSP recognized a loss of $2.8 million primarily as a result of the write-off of preopening costs.

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

     OTHER (INCOME) EXPENSE

     In 1994, other (income) expense consisted of $29.5 million of interest expense, net of $3.3 million of capitalized interest, and $4.9 million of interest income. In 1993, other (income) expense consisted of $24.7 million of interest expense, net of capitalized interest, and $3.2 million of interest income. The increase in interest expense is due to an increase in long-term debt during the period. In connection with its expansion project at the Atlantic City Showboat and the Company's 1994 investment in Sydney Harbour Casino, the Company capitalized interest of $2.7 million and $.6 million, respectively, in 1994.

     INCOME TAXES

     In 1994, the Company incurred income taxes of $11.5 million, or an effective tax rate of 42.4% compared to $10.5 million, before the income tax benefit of an extraordinary loss, or an effective tax rate of 43.8% in 1993. Differences between the Company's effective tax rate and the statutory federal tax rates are due to permanent differences between financial and tax reporting and state income taxes.

     NET INCOME

     In 1994, the Company realized net income of $15.7 million or $1.02 per share. In 1993, income before an extraordinary loss and a cumulative effect adjustment was $13.4 million or $.89 per share. In 1993, the Company recognized an extraordinary loss net of tax of $6.7 million, or $.44 per share, as a result of the redemption of all of its 11 3/8% Mortgage-Backed Bonds Due 2002. Net income for 1993, after recognition of the extraordinary loss and the cumulative effect adjustment, was $7.3 million or $.49 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operations was $53.2 million in 1995 compared to $55.4 million in 1994. Cash used in investing activities was $41.2 million in 1995 compared to $193.5 million in 1994. The decrease resulted from fewer capital expenditures in 1995 and a reduction in investments in unconsolidated affiliates, offset by the proceeds from the sale of SSP in 1995.

Cash provided from financing activities was $4.5 million in 1995 compared to $105.8 million in 1994. The decrease was primarily due to the issuance of $120.0 million of 13% Senior Subordinated
Notes in 1994.

     In 1995, the Company expended approximately $49.6 million on capital improvements primarily related to its Atlantic City and Las Vegas facilities which were funded from operations and proceeds of the 1994 sale of $120.0 million of 13% Senior
Subordinated Notes due 2009. The Board of Directors has authorized capital expenditures for the Atlantic City Showboat and Las Vegas Showboat for 1996 totaling $21.7 million and $6.0 million, respectively. In addition, cash requirements include capital improvements approved during 1995 that will be incurred in 1996 totaling $5.3 million and $6.0 million for the Atlantic City Showboat and the Las Vegas Showboat, respectively.

     The Company is eligible to receive approximately $8.8 million in credits reserved by the Casino Reinvestment Development Authority ("CRDA"), which is being redistributed in cash, as a result of the completion of additional hotel rooms added as part of the approximately $93.0 million expansion and renovation program at the Atlantic City Showboat. To date the
Company  has  received approximately $2.9  million  of  the  $8.8 million. In 1995, a court ruling not involving the Company, disallowed the payment of CRDA disbursement of funding credits for an unrelated expansion project. As a result, the CRDA has suspended disbursement of funding credits until such time as the appeal court overturns the lower court's decision. ACSI, in December 1995, entered into an agreement with the Atlantic City Housing Authority and Forest City Ratner Companies in which ACSI conditionally covenanted to donate $2.5 million of its CRDA funds toward construction of planned community facilities in the Urban Renewal Tract, including, but not limited to, a public skating rink.

     The Company completed a $21.0 million renovation of the Las Vegas Showboat. The construction project required the closure of approximately 40% of casino space for six months during the second half of 1995. As a result, revenues and results of operations at the Las Vegas Showboat were adversely impacted by business disruption during the construction period. The Company anticipates that the renovated facility will improve its competitive position on the Boulder Strip. No assurance can be given, however, that the renovated facility will be successful in attracting former or new customers to the Las Vegas Showboat.

     On August 4, 1995, the Company obtained a two year secured line of credit for general working capital purposes totaling
$25.0 million. At the end of the two year term, the line of credit may convert to a three year term loan. The bank received security pari passu with the holders of the Company's $275.0 million 9 1/4% First Mortgage Bonds due 2008. Interest is payable monthly at the bank's prime rate plus .5% or LIBOR plus 2.5% at the election of the Company. The interest rate charged at the date the line of credit is converted to a term loan will be the bank's prime rate plus 1% or the fixed rate designated by the bank at the election of the Company. In the event the line of credit is utilized for equity investments in or loans to entities constituting new projects, the Company will be required to pay the bank a fee equal to .75% of the advance. As of December 31, 1995, all the funds under this line of credit are available for use by the Company. This line of credit replaced the Atlantic City Showboat's unsecured line of credit which expired in August of 1995.

     On May 18, 1993, the Company issued $275.0 million of 9 1/4% First Mortgage Bonds due 2008 (the "Bonds"). The Bonds are unconditionally guaranteed by Showboat Operating Company ("SBOC"), a wholly-owned subsidiary of the Company, Ocean Showboat, Inc. ("OSI"), a wholly-owned subsidiary of the Company, and Atlantic City Showboat, Inc. ("ACSI"), a wholly-owned subsidiary of OSI. The Bond Indenture was amended in July 1994. Interest on the Bonds is payable semi-annually on May 1 and November 1 of each year. The Bonds are not redeemable prior to May 1, 2000. Thereafter, the Bonds will be redeemable, in whole or in part, at redemption prices specified in the Indenture for the Bonds (the "Bond Indenture"), as amended. The Bonds are senior secured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu with the Company's senior indebtedness. The Bonds are secured by a deed of trust representing a first lien on the Las Vegas Showboat (other than certain assets), by a pledge of all outstanding shares of capital stock of OSI, an intercompany note by ACSI in favor of the Company and a pledge of certain intellectual property rights of the Company. OSI's obligation under its guarantee is secured by a Pledge of all outstanding shares of capital stock of ACSI. ACSI's obligation under its guarantee is secured by a leasehold mortgage representing a first lien on the Atlantic City Showboat (other than certain assets). SBOC's guarantee is secured by a pledge of certain assets related to the Las Vegas Showboat. Additional security is or will be provided to the holders of the Bonds from other subsidiaries of SBO which are not unrestricted subsidiaries.

     The Bond Indenture, as amended, place significant restrictions on SBO and its subsidiaries including restrictions on making loans and advances by SBO to subsidiaries that are Non-Recourse subsidiaries or subsidiaries in which SBO owns less than 50% of the equity. All capitalized terms not otherwise defined in this paragraph have the meanings assigned to them in the Bond Indenture, as amended. The Bond Indenture, as amended, also places significant restrictions on the incurrence of additional Indebtedness by SBO and its subsidiaries, the creation of additional Liens on the Collateral securing the Bonds, transactions with Affiliates and the investment by SBO and its subsidiaries in certain investments. In addition, the terms of the Bond Indenture, as amended, prohibit SBO and its subsidiaries from making a Restricted Payment unless, at the time of such Restricted Payment: (i) no Default or Event of Default has occurred or would occur as a consequence of such Restricted payment; (ii) SBO, at the time of such Restricted Payment other than in an investment in a subsidiary in a gaming related business or a Quarterly Dividend, and after giving pro forma effect thereto as if such Restricted payment had been made at the beginning of the applicable four-quarter period, would have been permitted to incur at least $1.00 of additional Indebtedness, and; (iii) such Restricted Payment, together with the aggregate of all other Restricted Payments by SBO and its subsidiaries is less than the sum of (x) 50% of the Consolidated Net Income of SBO for the period (taken as one accounting period) from April 1, 1993 to the end of SBO's most recently ended fiscal quarter for which internal financial statements are available plus, (y) 100% of the aggregate net cash proceeds received by SBO from the issuance of sale of Equity Interests of SBO since the Issue Date, plus (z) Excess Non-Recourse Subsidiary Cash Proceeds received after the Issue Date. The term Restricted Payment does not include, among other things, the payment of any dividend if, at the time of declaration of such dividend, the dividend would have complied with the provisions of the Bond Indenture, as amended; the redemption, repurchase, retirement, or other acquisition of any Equity Interest of SBO out of proceeds of the substantially concurrent sale of other Equity Interests of

SBO; Investments by SBO in an amount not to exceed $75.0 million in the aggregate in any Non-Recourse Subsidiary engaged in a Gaming Related Business, Investments by SBO in any Non-Recourse Subsidiary engaged in a Gaming Related Business in an amount not to exceed in the aggregate 100% of all cash received by SBO from any Non-Recourse Subsidiary up to $75.0 million in the aggregate and thereafter, 50% of all cash received by SBO from any Non-Recourse Subsidiary other than cash required to be repaid or returned to such Non-Recourse Subsidiary provided that the aggregate amount of Investments pursuant thereto does not exceed $125.0 million in the aggregate; Investments in Controlled Entities; and the purchase, redemption, defeasance of any pari passu indebtedness with a substantially concurrent purchase, redemption, defeasance, or retirement of the Bonds (on a pro rata basis). Notwithstanding the foregoing, the Company is permitted to make investments in a Controlled Entity only if from July 18, 1994 until December 31, 1996 the Company's Fixed Charge Coverage Ratio for the Company's most recently ended twelve months is greater than 1.5 to 1 and for the period commencing after December 31, 1996 the Company's Fixed Charge Coverage Ratio is greater than 1.75 to 1. For all other Restricted Payments, other than a Regular Quarterly Dividend or a Restricted Investment in a Subsidiary engaged in a Gaming Related Business, the Company's Fixed Charge Ratio Coverage for the most recently ended four full fiscal quarters, after giving effect to such Restricted Payment must be greater than 2.25 to 1. As of December 31, 1995, the Company's Fixed Charge Coverage Ratio was
3.41 to 1. Additionally, the Bond Indenture, as amended, permits the Company to issue up to $150.0 million of debt (of which $120.0 million has been issued) without compliance with the debt incurrence tests stated therein.

     On August 10, 1994, the Company issued $120.0 million of 13% Senior Subordinated Notes due 2009 (the "Notes"). The Notes are unconditionally guaranteed by OSI, ACSI and SBOC. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year commencing on February 1, 1995. The Notes are not redeemable prior to August 1, 2001. Thereafter, the Notes will be redeemable, in whole or in part, at redemption prices specified in the Indenture for the Notes (the "Note Indenture"). The Notes are unsecured general obligations of the Company, subordinated in right of payment to all Senior Debt (as defined in the Note Indenture) of the Company. The Note Indenture permits the issuance of an additional $30.0 million of Notes at the discretion of the Company.

     The Note Indenture places significant restrictions on the Company, many of which are similar to the restrictions placed on the Company by the Bond Indenture, as amended, including covenants restricting or limiting the ability of the Company and its Restricted Subsidiaries (as defined in the Note Indenture) to, among other things, (i) pay dividends or make other Restricted Payments, (ii) incur additional Indebtedness and issue Preferred Stock, (iii) create Liens, (iv) create dividend and other payment restrictions affecting Restricted Subsidiaries, (v) enter into mergers, consolidations, or make sale of all or substantially all assets, (vi) enter into transactions with Affiliates and (vii) engage in other lines of business.

     The Company is actively pursuing potential opportunities in certain jurisdictions where gaming has recently been legalized, as well as jurisdictions where gaming is not yet legalized. There can be no assurance that (i) legislation to legalize gaming will be enacted in any additional jurisdictions, (ii) properties in which the Company has invested will be compatible with any gaming legislation so enacted, (iii) legalized gaming will continue to be authorized in any jurisdiction that the Company currently operates or has pending applications to operating a gaming establishment, or (iv) the Company will be able to obtain the required licenses in any jurisdiction. Further, no assurance can be given that any of the announced projects, or any project under development will be completed, or result in any significant contribution to the Company's cash flow or earnings. Casino gaming operations are highly regulated and new casino development is subject to a number of risks.

     Sydney Harbour Casino Properties Pty Limited ("SHCP"), a wholly-owned subsidiary of SHCH, entered into a contract with a
construction  contractor  in   April  1994.  SHCP  is   currently
reviewing the design of the permanent Sydney Harbour Casino with the view to improving its operational efficiency and product quality and to match the changing competitive environment. Additionally, SHCP and Leighton Properties are discussing matters in relation to the administration and management of the project
under  the   construction   contract,  including  an  accelerated
completion date for the project, firming up on monetary allowances and resolution of certain claims notified by Leighton Properties to SHCP. Subject to the completion of the final plans, financing and required approvals and agreements, the current cost estimate of the Sydney Harbour Casino project is A$771.0 million.
The total development cost is, however, subject to change based upon the final modifications resulting from SHCP's review of the design for the permanent Sydney Harbour Casino and the result of SHCP's discussions with Leighton Properties relating to the administration and management of the project. As with any construction contract, the final amount of such contract will be subject to modification based upon change orders and the occurrence of certain events such as costs associated with certain types of construction delays.
No assurance can be given that the construction costs for the Sydney Harbour Casino will not exceed budgeted amounts.

     The Company is a member of a partnership, Showboat Marina Partnership ("SMP"), consisting of Showboat Indiana Investment Limited Partnership, a limited partnership owned by the Company, and Waterfront Entertainment and Development, Inc. ("Waterfront"), an unrelated Indiana corporation. SMP received its certificate of suitability from the Indiana Gaming Commission ("Indiana Commission") for a riverboat owner's license allocated by statute to East Chicago, Indiana on January 8, 1996. SMP has applied to the Indiana Commission to transfer the certificate of suitability to a subsidiary partnership. No assurance can be given that the Indiana Commission will approve the transfer of the certificate of suitability to the subsidiary partnership. Additionally, no assurance can be given that SMP or the subsidiary partnership, as applicable, will receive an owner's license from the Indiana Commission. A certificate of suitability indicates that the recipient has been chosen for licensure and is valid for 180 days, unless extended by the Indiana Commission. The Company will apply to the Indiana Commission to extend the effectiveness of the certificate of suitability beyond its initial 180 days. Although the Indiana Commission has extended the effectiveness of certificates of suitability held by other gaming operators, no assurance can be given that the Indiana Commission will extend the effectiveness of SMP's certificate of suitability beyond 180 days from the date of issuance.

     The certificate of suitability requires SMP or the subsidiary partnership, as applicable, to invest no less than, in the aggregate, $170.0 million in the proposed riverboat casino and related facilities (collectively, the "East Chicago Project") and in economic incentives to East Chicago. The East Chicago Project is expected to cost approximately $195.0 million. The Company anticipates that it will contribute approximately $40.0 million to SMP of which $8.9 million had been funded as of December 31, 1995. In addition to funds contributed by the partners, SMP or the subsidiary partnership, as applicable, intends to obtain a combination of debt and equipment financings for an aggregate of approximately $156.0 million to develop the East Chicago Project. No assurance can be given that SMP or the subsidiary partnership will successfully obtain the necessary financings, or if such financings are available, the financings will be available on favorable terms. Under the current partnership agreement, the Company will receive a 12% preferred return on its investment in SMP. In addition, subject to certain qualifications and exceptions, the Company has agreed to provide a completion guarantee to complete the East Chicago Project so that it becomes operational, including the payment of all costs owing prior to such completion, up to a maximum aggregate amount of $30.0 million, should a lender require a completion guarantee in connection with any development financing. In addition, subject to certain qualifications and exceptions, the Company has agreed to provide a standby equity commitment pursuant to which it will cause to be made up to an aggregate of $30.0 million in additional capital contributions to the SMP or the subsidiary partnership if, during the first three full four fiscal quarters following the commencement of operations, the East Chicago Project's combined cash flow (as defined) is less than $35.0 million for any one such full four quarter period. However, in no event will the Company be required to cause to be contributed to SMP or the subsidiary partnership more than $15.0 million in respect of any one such full four quarter period. If the Company is required to provide a standby equity commitment, Waterfront has agreed to pay the Company $5.2 million, which amount shall accrue interest at 12% per annum until paid, from Waterfront's share of distributable cash from SMP.

     The Company through its subsidiary, Showboat Lemay, Inc. ("Showboat Lemay"), has an 80% general partner interest in
Southboat Limited Partnership ("SLP") which, subject to licensing, plans to build and operate a riverboat casino project and related facilities (the "Southboat Casino Project") on the Mississippi River near Lemay, Missouri (the "Southboat Casino Site"). On June 1, 1995, the St. Louis County Council named SLP as the preferred developer/operator for a dockside gaming facility at the Southboat Casino Site. On October 13, 1995, SLP entered into a lease agreement with the St. Louis County Port Authority ("Port Authority") for the lease of the Southboat
Casino  Site  for  a  term  of  99  years,  commencing  upon  the investigation of SLP for a Missouri gaming license and the receipt of all permits from the U.S. Army Corps of Engineers. Fees and rent for the Southboat Casino Site are payable as follows: (i) a $500,000 acceptance fee upon completion of a due diligence period; (ii) a $750,000 security deposit on the commencement date of the lease; (iii) a $2.5 million fee  on  the commencement date of the lease; (iv) a $2.5 million  fee  on  the opening date of the Southboat Casino Project; (v) rent in the amount of $2.0 million per annum payable in equal monthly installments, beginning on the commencement date and continuing until the opening of the Southboat Casino Project; and (iv) rent in the amount of the greater of 4% of adjusted gross receipts or Minimum Rent (as defined below), beginning on the opening date of the Southboat Casino Project and continuing until the expiration of the term of the lease. "Minimum Rent" means $3.0 million during the first 12-month period occurring after the opening of the Southboat Casino Project; $2.8 million during the second 12-month period; $2.6 million during the third 12-month period; $2.4 million during the fourth 12-month period; $2.2 million during the fifth 12-month period; and $2.0 million beginning on the fifth anniversary of the opening of the Southboat Casino Project and continuing through the 15th lease year ("Guarantee Period"). The Company has guaranteed SLP's payment of Minimum Rent for the Guarantee Period and SLP's timely completion of, construction of, and payment for all improvements and installations in connection with SLP's development of the Southboat Casino Project. If SLP fails to pay any monthly installment of Minimum Rent, or if the lease is terminated at any time within the Guarantee Period due to an event of default by SLP, the Company must pay either (i) the full sum of unpaid Minimum Rent due for the remainder of the Guarantee Period, or
(ii) if it posts a $2.0 million letter of credit, make monthly payments of Minimum Rent. In addition, the Company agreed to provide a Guarantee of Completion to the Port Authority which provides, in material part, that the Company will complete the construction of the Southboat Casino Project should SLP, after the commencement of work, abandon the project for a period of 30 days after receipt of notice from the Port Authority. On October 17, 1995, SLP filed its application for a gaming license with the Missouri Gaming Commission. The total cost of the Southboat Casino Project is expected to be $117.0 million. The limited partnership agreement provides that the Company's initial capital contribution is $19.5 million and that Showboat Lemay, on behalf of SLP, will arrange for a $75.0 million loan to develop the Southboat Casino Project and to arrange for equipment financing for the remaining costs of the Southboat Casino Project. The Company has also agreed to provide a loan to SLP in the amount of approximately $4.5 million to assist in the development of the Southboat Casino Project. SLP has entered into a commitment letter to receive to $75.0 million of financing from an unrelated party for the construction of a riverboat and related site improvements subject to certain conditions. The financing commitment expires May 10, 1996. No assurance can be given that SLP will be selected for investigation for a gaming license prior to the expiration of the financing commitment. No assurance can be given that SLP will be successful in obtaining the necessary funds to finance its gaming project or that SLP will successfully obtain a casino license.

     In July 1995, the Company and Rockingham Venture, Inc. ("RVI"), which owns the Rockingham Park, a thoroughbred racetrack in New Hampshire, entered into agreements to develop and manage any additional gaming that may be authorized at Rockingham Park. In December 1994, the Company loaned RVI approximately $8.9 million, which loan is secured by a second mortgage on Rockingham Park. The unpaid principal and all accrued interest with respect to the loan becomes due on December 28, 1999. Subject to certain conditions, RVI may extend the maturity date of the loan up to an additional 24 months. At this time, casino gaming is not permitted in the State of New Hampshire. No assurance can be given that casino gaming legislation will be enacted in the State of New Hampshire or, if enacted, such legislation will authorize casino gaming at Rockingham Park. Depending upon the number and types of gaming, if any, legalized by the necessary authorities, the Company and RVI will make certain capital contributions. At a minimum, the Company will contribute the promissory note representing the loan. If casino enabling legislation permits more than 500 slot machines or any combination of slot machines and table games, then the Company, subject to available financing, will contribute funds not to exceed 30% of cash funds required for the project. At this time, the cost of the project has not been determined.

     The Company believes that it has sufficient capital resources, including its existing cash balances, cash provided by operations and existing borrowing capacity, to cover the cash requirements of its existing operations. The ability of the Company to satisfy its cash requirements, however, will be dependent upon the future performance of its casino hotels which will continue to be influenced by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. As the Company realizes expansion opportunities, the Company will need to make significant capital investments in such opportunities and additional financing will be required. The Company anticipates that additional funds will be obtained through loans or public offerings of equity or debt securities. Although no assurance can be made that such funds will be available or at interest rates acceptable to the Company.

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 321, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 becomes effective for fiscal years beginning after December 15, 1995. The Company is currently assessing the impact of SFAS No. 121 on its financial statements.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company will not be adopting the recognition and measurement criteria of SFAS No. 123 and thus, the impact of SFAS No. 123 on the Company's financial statements will not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Independent Auditors' Report;

     Consolidated  Balance  Sheets as of December  31,  1995  and
     1994;

     Consolidated   Statements  of Income  for  the  Years  Ended
     December 31, 1995, 1994 and 1993;

     Consolidated  Statements  of Shareholders'  Equity  for  the
     Years Ended December 31, 1995, 1994 and 1993;

     Consolidated  Statements of Cash Flows for the  Years  Ended
     December 31, 1995, 1994 and 1993; and

     Notes to Consolidated Financial Statements

                  Independent Auditors' Report


The Shareholders and Board of Directors
Showboat, Inc.:

We have audited the accompanying consolidated balance sheets of Showboat, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Showboat, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


                                        KPMG PEAT MARWICK LLP


Las Vegas, Nevada
March 11, 1996

                             SHOWBOAT, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                               December 31, 1995 and 1994


  ASSETS                                                 1995        1994
                                                     ------------ -----------
                                                         (In thousands)
Current assets:
 Cash and cash equivalents                              $106,927     $90,429
 Receivables, net                                          8,448       8,890
 Income tax receivable                                     2,076       -
 Inventories                                               2,808       2,591
 Prepaid expenses                                          4,728       4,736
 Investment in unconsolidated
  affiliate held for sale                                 -           30,346
 Current deferred income taxes                             9,744       6,529
                                                     ------------ -----------
  Total current assets                                   134,731     143,521
                                                     ------------ -----------



Property and equipment:
 Land                                                     11,536       9,545
 Land improvements                                        12,184      10,142
 Buildings                                               316,723     316,884
 Furniture and equipment                                 176,127     164,388
 Construction in progress                                 25,216       5,240
                                                     ------------ -----------
                                                         541,786     506,199
 Less accumulated depreciation
  and amortization                                       186,872     168,531
                                                     ------------ -----------
                                                         354,914     337,668
                                                     ------------ -----------


Other assets:
 Investments in unconsolidated affiliates                120,090     108,853
 Deposits and other assets                                28,911      22,537
 Debt issuance costs, net of
  accumulated amortization of $1,860,000
  and $955,000 at December 31, 1995 and 1994,
  respectively                                            10,749      11,112
                                                     ------------ -----------
                                                         159,750     142,502
                                                     ------------ -----------

                                                        $649,395    $623,691
                                                     ============ ===========


                                64                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                               December 31, 1995 and 1994
                            (continued)

  LIABILITIES AND SHAREHOLDERS' EQUITY                   1995        1994
                                                     ------------ -----------
Current liabilities:                                      (In thousands)
 Current maturities of long-term debt                        $22         $19
 Accounts payable                                         15,143      11,059
 Income taxes payable                                     -            4,562
 Dividends payable                                           392         384
 Accrued liabilities                                      38,158      34,286
                                                     ------------ -----------
  Total current liabilities                               53,715      50,310
                                                     ------------ -----------

Long-term debt, excluding current maturities             392,369     392,016
                                                     ------------ -----------

Other liabilities                                          5,028       5,144
                                                     ------------ -----------

Deferred income taxes                                     22,319      18,760
                                                     ------------ -----------

Minority Interest                                          2,023       -
                                                     ------------ -----------
Commitments and contingencies (Notes 7 and 15)

Shareholders' equity:
 Preferred stock, $1 par value; 1,000,000
  shares authorized; none issued
 Common stock, $1 par value; 50,000,000
  shares authorized; issued 15,794,578
  shares at December 31, 1995 and 1994                    15,795      15,795
 Additional paid-in capital                               80,078      76,845
 Retained earnings                                        80,434      68,809
                                                     ------------ -----------
                                                         176,307     161,449

 Cumulative foreign currency translation adjustment          285       3,490
 Cost of shares in treasury, 74,333 shares and
  425,823 shares at December 31, 1995 and
  1994, respectively                                        (587)     (3,364)
 Unearned compensation for restricted stock               (2,064)     (4,114)
                                                     ------------ -----------
   Total shareholders' equity                            173,941     157,461
                                                     ------------ -----------

                                                        $649,395    $623,691
                                                     ============ ===========
   See accompanying notes to consolidated financial statements.
                                65

                            SHOWBOAT, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
          Years ended December 31, 1995, 1994 and 1993
                                   (In thousands except per share data)


                                            1995         1994        1993
                                        ------------ ------------ -----------
Revenues:
 Casino                                    $379,494     $351,436    $329,522
 Food and beverage                           53,894       50,624      48,669
 Rooms                                       25,694       20,587      19,355
 Sports and special events                    3,924        4,168       4,251
 Management fees                                190        1,861         279
 Other                                        5,189        5,938       5,703
                                        ------------ ------------ -----------
                                            468,385      434,614     407,779
 Less complimentaries                        39,793       33,281      32,052
                                        ------------ ------------ -----------
  Net revenues                              428,592      401,333     375,727
                                        ------------ ------------ -----------

Operating costs and expenses:
 Casino                                     177,644      169,786     160,855
 Food and beverage                           32,150       34,287      31,742
 Rooms                                        8,339        7,847       8,029
 Sports and special events                    3,206        3,321       3,198
 General and administrative                 119,568      109,058      92,739
 Selling, advertising and promotion           9,456        9,647       9,592
 Depreciation and amortization               31,533       28,387      23,303
                                        ------------ ------------ -----------
                                            381,896      362,333     329,458
                                        ------------ ------------ -----------

Income from operations from
 consolidated subsidiaries                   46,696       39,000      46,269

Equity in income (loss) of
 unconsolidated affiliate                       (22)      12,828        (850)
                                        ------------ ------------ -----------
Income from operations                       46,674       51,828      45,419
                                        ------------ ------------ -----------











                                66                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
          Years ended December 31, 1995, 1994 and 1993
                                   (In thousands except per share data)
                           (continued)

                                            1995         1994        1993
                                        ------------ ------------ -----------

Income from operations                      $46,674      $51,828     $45,419
                                        ------------ ------------ -----------

Other (income) expense:
 Interest income                             (6,225)      (4,872)     (3,215)
 Gain on sale of affiliate                   (2,558)      -            -
 Write-down of investment in affiliate        1,426       -            -
 Foreign currency transaction gain             (271)      -            -
 Interest expense, net of
  amounts capitalized                        29,692       29,452      24,696
                                        ------------ ------------ -----------
                                             22,064       24,580      21,481
                                        ------------ ------------ -----------
Income before income tax expense,
 extraordinary items and cumulative
 effect adjustment                           24,610       27,248      23,938

Income tax expense                           11,435       11,549      10,474
                                        ------------ ------------ -----------
Income before extraordinary items and
 cumulative effect adjustment                13,175       15,699      13,464

Extraordinary items, net of income tax          -         -           (6,679)

Cumulative effect of change in method of
 accounting for income taxes                    -         -              556
                                        ------------ ------------ -----------
Net income                                  $13,175      $15,699      $7,341
                                        ============ ============ ===========

Income per common and equivalent share:
 Income before extraordinary items and
  cumulative effect adjustment                $0.84        $1.02       $0.89

 Extraordinary items, net of income tax         -         -            (0.44)

 Cumulative effect of change in method of
  accounting for income taxes                   -         -             0.04
                                        ------------ ------------ -----------
 Net income                                   $0.84        $1.02       $0.49
                                        ============ ============ ===========

   See accompanying notes to consolidated financial statements

                                67

                            SHOWBOAT, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                Years Ended December 31, 1995, 1994 and 1993
                                                      Cumulative
                                                       foreign
                                                       currency
                            Additional                 transla-                Unearned
                   Common     paid-in     Retained       tion      Treasury    compen-
                   stock      capital     earnings    adjustment     stock      sation     Total
                 ---------- ----------- ------------ ------------ ----------- ----------------------
                                               (In thousands)
Balance, December 31,
 1992              $15,795     $69,374      $48,778          -       ($7,761)     ($168)   $126,018
Net income             -           -          7,341          -           -          -         7,341
Cash dividends ($.10
 per share)            -           -         (1,491)         -           -          -        (1,491)
Share transactions
 under stock plan      -         1,788          -            -         1,391        -         3,179
Amortization of unearned
 compensation          -           -            -            -           -          111         111
                 ---------- ----------- ------------ ------------ ----------- ----------------------
Balance, December 31,
 1993               15,795      71,162       54,628          -        (6,370)       (57)    135,158
Net income             -           -         15,699          -           -          -        15,699
Cash dividends ($.10
 per share)            -           -         (1,518)         -           -          -        (1,518)
Warrants issued        -         1,953          -            -           -          -         1,953
Share transactions
 under stock plan      -         3,730          -            -         3,006     (6,021)        715
Amortization of unearned
 compensation          -           -            -            -           -        1,964       1,964
Foreign currency trans-
 lation adjustmen      -           -            -          3,490         -          -         3,490
                 ---------- ----------- ------------ ------------ ----------- ----------------------
Balance, December 31,
   1994             15,795      76,845       68,809        3,490      (3,364)    (4,114)    157,461
Net income                                   13,175                                          13,175
Cash dividends ($.10
   per share)                                (1,550)                                         (1,550)
Share transactions
   under stock plans             3,233                                 2,777       (116)      5,894
Amortization of un-
   earned compensation                                                            2,166       2,166
Foreign currency trans-
  lation adjustment                                       (3,205)                            (3,205)
                 ---------- ----------- ------------ ------------ ----------- ----------------------
Balance, December 31,
  1995             $15,795     $80,078      $80,434         $285       ($587)   ($2,064)   $173,941
                 ========== =========== ============ ============ =========== ======================

   See accompanying notes to consolidated financial statements.
                                68

                            SHOWBOAT, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
          Years ended December 31, 1995, 1994 and 1993


                                            1995         1994        1993
                                        ------------ ------------ -----------
                                                 (In thousands)
Cash flows from operating activities:
 Net income                                 $13,175      $15,699      $7,341
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Allowance for doubtful accounts            1,605          950       1,849
   Depreciation and amortization             31,533       28,387      23,303
   Amortization of original issue
    discount and debt issuance costs          1,281          820         744
   Provision for deferred income taxes        2,069          256         813
   Amortization of unearned
    compensation                              2,166        1,964         111
   Provision for loss on Casino
    Reinvestment Development
    Authority obligation                      1,414        1,018       1,122
   (Earnings) loss of unconsolidated
    affiliate, net of distributions           2,768       (3,596)        850
   (Gain) loss on sale and write-down
    of affiliates                            (1,132)         -           -
   Extraordinary loss on
    extinguishment of debt                      -            -        11,166
   (Gain) loss on disposition of
    property and equipment                      (36)        (251)        517
   Increase in receivables, net              (2,492)      (2,580)     (2,670)
   Increase in inventories and
    prepaid expenses                           (209)        (924)        (23)
   Increase in deposits and
    other assets                               (656)      (1,378)       (554)
   Pension costs, net of payments               882          995         -
   Increase in accounts payable               4,566          396          85
   Increase (decrease) in income
    taxes payable                            (5,168)       3,051         968
   Increase (decrease) in
    accrued liabilities                       1,384       10,566      (1,503)
                                        ------------ ------------ -----------
    Net cash provided by operating
     activities                              53,150       55,373      44,119
                                        ------------ ------------ -----------







                                69                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
          Years ended December 31, 1995, 1994 and 1993
                            (continued)

                                            1995         1994        1993
                                        ------------ ------------ -----------
                                                 (In thousands)
Cash flows from investing activities:
 Acquisition of property and equipment     ($49,573)    ($72,471)   ($59,686)
 Proceeds from sale of property
  and equipment                               1,065          290          78
 Proceeds from sale of affiliate             51,366          -           -
 Investments in unconsolidated
  affiliates                                (36,551)    (110,979)    (18,600)
 (Advances to) repayments from
  unconsolidated affiliates                   1,210         (899)        -
 (Increase) decrease in deposits and
  other assets                               (4,639)      (8,850)      4,046
 Deposit for Casino Reinvestment
  Development Authority obligation,
  net of refunds                             (4,052)        (599)     (3,289)
                                        ------------ ------------ -----------
   Net cash used in investing
    activities                              (41,174)    (193,508)    (77,451)
                                        ------------ ------------ -----------
Cash flows from financing activities:
 Principal payments of long-term debt           (20)      (3,575)     (3,914)
 Proceeds from issuance of
  long-term debt                                -        120,000     275,000
 Early extinguishment of debt                   -            -      (208,085)
 Debt issuance costs                           (542)      (4,474)     (7,593)
 Payment of dividends                        (1,543)      (1,509)     (1,400)
 Distribution to bond holders                   -         (5,195)        -
 Issuance of common stock                     4,604          530       2,510
 Minority interest contributions              2,023          -           -
                                        ------------ ------------ -----------
   Net cash provided by financing
    activities                                4,522      105,777      56,518
                                        ------------ ------------ -----------
Net increase (decrease) in cash and
 cash equivalents                            16,498      (32,358)     23,186
Cash and cash equivalents at
 beginning of year                           90,429      122,787      99,601
Cash and cash equivalents at            ------------ ------------ -----------
 end of year                               $106,927      $90,429    $122,787
                                        ============ ============ ===========






                                70                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
          Years ended December 31, 1995, 1994 and 1993
                           (continued)

                                            1995         1994        1993
                                        ------------ ------------ -----------
                                                 (In thousands)
Supplemental disclosures of cash flow
 information and non-cash investing and
 financing activities:
  Cash paid during the year for:
   Interest, net of amount capitalized      $28,021      $22,522     $25,741
   Income taxes                              14,533        8,242       3,650

  Foreign currency translation
   adjustment                                (3,205)       3,490         -


































   See accompanying notes to consolidated financial statements.

                                71

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations and Principles of Consolidation

    Showboat, Inc. and subsidiaries, collectively the Company or SBO, conduct casino gaming operations in Las Vegas, Nevada, Atlantic City, New Jersey and until March 9, 1995, in New Orleans, Louisiana. In addition, the Company operates support services including hotel, restaurant, bar, and convention facilities. On September 13, 1995, the Sydney Harbour Casino commenced gaming operations in an interim casino in Sydney, Australia. The Company, through its wholly owned subsidiary, Showboat Australia Pty. Ltd. (SA), owns approximately 26.3% of Sydney Harbour Casino Holdings Limited, the parent corporation of the casino licensee, Sydney Harbour Casino Pty. Limited (SHCL). SA also owns 85% of the manager of the Sydney Harbour Casino. The Company also owns a 55% interest in a general partnership formed to own and operate a proposed riverboat casino in East Chicago, Indiana. A certificate of suitability was awarded by the Indiana Gaming Commission on January 8, 1996 for the East Chicago, Indiana project and the owner's riverboat license from the Commission is pending. The Company has an 80% interest in a limited partnership formed to own and operate a proposed riverboat casino in Lemay, Missouri. The gaming application for the Missouri project is pending. Gaming operations at both the East Chicago, Indiana and Lemay, Missouri projects cannot commence until a gaming license is awarded by the respective Gaming Commissions.

    The consolidated financial statements include all domestic and foreign subsidiaries which are more than 50% owned and controlled. Investments in unconsolidated affiliates which are at least 20% owned are carried at cost plus equity in undistributed earnings or loss since acquisition. All material intercompany balances have been eliminated in consolidation.

















                                72                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Casino Revenue and Complimentaries

    Casino revenues represent the net win from gaming wins and losses. Revenues include the retail value of room, food, beverage, and other goods and services provided to customers without charge. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances was charged to the casino department in the following amounts:


                                           Year Ending December 31,

                                            1995         1994        1993
                                        ------------ ------------ -----------
                                                   (In thousands)

                 Food and beverage          $27,119      $23,893     $23,866
                 Room                         7,197        5,883       5,054
                 Other                        1,346        2,066       2,037
                                        ------------ ------------ -----------
                 Total                      $35,662      $31,842     $30,957
                                        ============ ============ ===========

  Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  Fair Value of Certain Financial Instruments

    The carrying amount of cash equivalents, receivables and all current liabilities approximates fair value because of the short term maturity of these instruments. See Notes 5 and 6 for additional fair value disclosures.








                                73                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

  Interest Costs

    Interest is capitalized in connection with the construction of major facilities. Further, interest is capitalized on investments in and loans and advances made to unconsolidated companies accounted for by the equity method of accounting during the period the investee company is undergoing activities necessary to start its planned principal operations and those activities include the use of funds to acquire assets qualifying for interest capitalization. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. For the years ended December 31, 1995, 1994 and 1993, $13,148,000, $3,378,000, and $1,085,000,
  respectively, of interest cost was capitalized.


  Preopening and Development Costs

    The Company is currently investigating expansion opportunities in new gaming jurisdictions. Costs associated with these investigations are expensed as incurred until such time as a particular opportunity is determined to be viable, generally when the Company is selected as the operator of a new gaming facility or the Company's gaming license application is under consideration for the jurisdiction in which the Company plans to operate.

    Costs incurred during the construction and preopening phase are capitalized. Types of costs capitalized include professional fees, salaries and wages, temporary office expenses, marketing expenses and training costs. When the new operation opens for business, preopening costs will be expensed over a period not to exceed 12 months.


                                74                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Retirement Benefits

    The Company has a defined benefit pension plan that provides retirement benefits for certain key employees. Pension costs under this pension plan are actuarially computed. The benefits provided under this plan are not funded until due.

  Income Taxes

    Effective January 1, 1993, the Company adopted  Statement of
  Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109)and has reported the cumulative effect of that change in accounting method in the 1993 Consolidated Statement of Income. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

    The Company and its domestic subsidiaries file a consolidated federal income tax return. For tax reporting purposes, the Company files on a fiscal year ending June 30.


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









                                75                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Income Per Common and Equivalent Share

    Income per common and equivalent share is based on the weighted average number of shares outstanding. Such averages were 15,730,478, 15,457,061, and 15,099,147 for the years ended December
  31, 1995, 1994 and 1993, respectively. Fully-diluted and primary income per common and equivalent share are the same.

  Foreign Currency Translation

    The financial statements of foreign subsidiaries are converted to U.S. generally accepted accounting principles. Balance sheet accounts are then translated into U.S. dollars at current exchange rates in effect at the balance sheet date. Items of revenue and expense are translated at
  average exchange rates during the reporting period.   Gains and losses
  resulting from foreign currency transactions are included in income currently. Gains and losses resulting from translation of financial statements are excluded from the Consolidated Statements of Income and are credited or charged directly to a separate component of Shareholders' Equity.

  Use of Estimates

    Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Reclassifications

    Certain prior year balances have been reclassified to conform to the current year's presentation.













                                76                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


2.RECEIVABLES, NET

    Receivables, net consist of the following:

                                                         December 31,
                                                     ------------ -----------
                                                          1995        1994
                                                     ------------ -----------
                                                           (In thousands)

   Casino                                                 $7,224      $6,983
   Hotel                                                   1,113         993
   Other                                                   2,792       3,314
                                                     ------------ -----------
                                                          11,129      11,290
   Less allowance for doubtful accounts                    2,681       2,400
                                                     ------------ -----------
   Receivables, net                                       $8,448      $8,890
                                                     ============ ===========


3.ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                         December 31,
                                                     ------------ -----------
                                                          1995        1994
                                                     ------------ -----------
                                                           (In thousands)

   Salaries and wages                                    $12,827     $11,113
   Interest                                               10,740      10,350
   Medical and liability claims                            4,125       3,110
   Taxes, other than taxes on income                       4,032       3,380
   Advertising and promotion                               2,113       2,201
   Outstanding chips and tokens                            1,713       1,897
   Other                                                   2,608       2,235
                                                     ------------ -----------
   Total accrued liabilities                             $38,158     $34,286
                                                     ============ ===========







                                77                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


4.INVESTMENTS IN UNCONSOLIDATED AFFILIATES


    Showboat Louisiana, Inc. (SLI) was formed in 1993 to hold a 30% equity interest in Showboat Star Partnership (SSP) which owned a riverboat casino and was managed by Lake Pontchartrain Showboat, Inc.
  (LPSI), a wholly-owned subsidiary of the Company. In 1993, the Company invested $18,600,000 in SSP for its 30% equity interest in the riverboat casino. Effective March 1, 1994, the Company purchased an additional 20% equity interest from its partner for $9,000,000. In March 1995, the Company purchased an additional 50% of the equity of SSP bringing the Company's total equity interest in SSP to 100%. The purchase price of the additional equity interest was $25.0 million coupled with a distribution of certain of the current assets of SSP to partners other than the Company. On March 9, 1995, the Company ceased all operations at the Showboat Star Casino as a result of certain legal issues related to conducting dockside gaming in Orleans Parish. In a series of unrelated transactions, SSP sold certain of its assets and the Company sold its equity interest in SSP resulting in a net pretax gain of $2,558,000 which is included in the 1995 Consolidated Statement of Income as gain on sale of affiliate.

    Operation of the riverboat casino commenced on November 8, 1993. The investment by SLI in SSP has been accounted for under the equity method of accounting. The Company's equity in the income or loss of SSP is included in the Consolidated Statement of Income as equity in income or loss of unconsolidated affiliate. LPSI received a management fee from SSP of 5.0% of casino revenues net of gaming taxes of 18.5% and boarding fees. Intercompany management fees have been eliminated in consolidation.


















                                78                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


4.INVESTMENTS IN UNCONSOLIDATED AFFILIATES (continued)


    The Company's wholly-owned subsidiary, Showboat Australia Pty. Ltd.,
  (SA), invested approximately $100.0 million for a 26.3% interest in Sydney Harbour Casino Holdings Limited, (SHCH), which through its wholly owned subsidiaries, owns the Sydney Harbour Casino and holds the casino
  license required to operate the Sydney Harbour Casino.   SA also owns 85%
  of the company engaged to manage the casino for a management fee. On September 13, 1995, the Sydney Harbour Casino commenced gaming operations in an interim facility and is expected to commence operations in a permanent facility in early 1998. The net income of the interim casino included in equity in income (loss) of unconsolidated affiliate in the Consolidated Statement of Income has been reduced to zero due to the write-off of preopening costs. Approximately A$44.0 million Australian dollars(US$33.7 million) have been incurred in preopening costs, and for the year ended December 31, 1995, approximately A$23.4 million (US$17.4 million) of preopening costs have been expensed. The remaining preopening costs will be expensed in 1996.

    In addition to its 26.3% equity interest in SHCH, SA has an option to purchase an additional 37,446,553 ordinary shares or approximately 7% of the fully diluted equity of SHCH at an exercise price of A$1.15 per share. SA's option may be exercised no earlier than July 1, 1998 and expires June 30, 2000.

    In March 1995, the Company, with an unrelated corporation, formed Showboat Mardi Gras, L.L.C. (SMG), formerly known as Randolph Riverboat Company, L.L.C., to own and operate, subject to licensing, a riverboat casino near Kansas City, Missouri. SMG was not selected by the Missouri Gaming Commission for a license and therefore is currently seeking a buyer for its riverboat. The Company has invested approximately $5.1 million in a combination of both equity and advances to SMG for the completion of the riverboat, costs incurred in the licensing process and other general and administrative expenses. The company owns 35% of the equity of SMG and has reported a pretax loss of $1,426,000 which is included in the 1995 Consolidated Statement of Income as write-down of investment in affiliate to reflect its investment in SMG at its estimated net realizable value at December 31, 1995.









                                79                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


4.INVESTMENTS IN UNCONSOLIDATED AFFILIATES (continued)


    Summarized condensed financial information of SSP and SHCH (the only significant unconsolidated affiliates) as of and for the years ending December 31, 1995, 1994 and 1993 is as follows:

                                             1995         1994        1993
                                        ------------ ------------ -----------
  Showboat Star Partnership (Unaudited):           (In thousands)
   Income statement data:
    Net revenues                            $11,044      $97,989     $12,062
    Net income (loss)                       (10,719)      24,782      (2,836)
    Company's share of net income (loss)
     including closing costs and loss
     on sale of assets                       (5,211)      12,828        (850)

   Balance sheet data:
    Assets
      Current assets                        $   -        $16,624      $8,150
      Property and equipment, net               -         35,135      36,236
      Other assets                              -         19,522      20,481
                                        ------------ ------------ -----------
         Total assets                       $   -        $71,281     $64,867
                                        ============ ============ ===========
    Liabilities and partners'
     capital accounts:
       Current liabilities                  $   -         $3,950      $6,268
       Partners' capital accounts               -         67,331      58,599
                                        ------------ ------------ -----------
         Total liabilities and
           partners' capital accounts       $   -        $71,281     $64,867
                                        ============ ============ ===========


    The amount reported above as the Company's share of net loss for the year ended December 31, 1995 from SSP is exclusive of the gain the Company realized on the ultimate disposition of its ownership interest in SSP. The Consolidated Statement of Income includes the Company's share of the loss on operations (approximately $22,000) of SSP for 1995 as equity in income (loss) of unconsolidated affiliate. The Company's share of additional losses incurred by SSP related to closing costs and sale of certain assets were offset against the Company's gain on sale of its equity interest in SSP resulting in a net gain of $2,558,000, which is reported as gain on sale of affiliate.



                                80                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


4.INVESTMENTS IN UNCONSOLIDATED AFFILIATES (continued)


                                             1995         1994        1993
                                        ------------ ------------ -----------
  Sydney Harbour Casino Holdings Ltd.         (In thousands)
   (Unaudited)
   Income statement data:
    Net revenues                            $90,800      $   -       $   -
    Net income (loss)                           -            -           -
    Company's share of net income
      (loss)                                    -            -           -

   Balance sheet data:
    Assets:
      Property and equipment, net          $229,100      $20,000     $   -
      Other assets                          325,400      386,500         -
                                        ------------ ------------ -----------
         Total assets                      $554,500     $406,500     $   -
                                        ============ ============ ===========
    Liabilities and shareholders'
     equity:
       Liabilities                         $182,200       $8,600     $   -
       Shareholders' equity:
        Company's                            97,900      104,600         -
        Other shareholders'                 274,400      293,300         -
                                        ------------ ------------ -----------
         Total liabilities and
           shareholders' equity            $554,500     $406,500     $   -
                                        ============ ============ ===========

    The difference between the Company's equity in SHCH shown above and the amounts reported as investments in unconsolidated affiliates in the Company's Consolidated Balance Sheets is primarily due to capitalized interest of approximately $13,100,000 and $600,000 in 1995 and 1994, respectively, and debt and stock issuance costs of approximately $5,800,000 and $3,500,000 in 1995 and 1994 respectively. The remaining amount relates to SMG.










                                81                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

5.NEW JERSEY INVESTMENT OBLIGATION

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

    Deposits with the CRDA bear interest at two-thirds of market rates resulting in a current value lower than cost. At December 31, 1995 and 1994, deposits and other assets include $7,198,000 and $5,277,000, respectively, representing the Company's deposit with the CRDA of $10,458,000 as of December 31, 1995 and $7,716,000
  as of December 31, 1994, net of a valuation allowance of $3,260,000 and $2,439,000, respectively. The carrying value of these deposits, net of the valuation allowance, approximates fair value.

    The CRDA, as an agency of the City of Atlantic City, is responsible for the redevelopment of the area surrounding the Boardwalk. As of December 31, 1995, the CRDA approved the use of $9,029,000 of the Company's deposits for use in connection with the expansion and improvement of a City street leading to the Atlantic City Showboat. In connection with its approval, the CRDA required the Company to donate $2,500,000 of its deposits with the CRDA to certain public programs. Expansion of the city street was completed in 1994, with additional improvements being completed in 1995. The Company reclassified these CRDA deposits, net of the valuation allowance, totaling approximately $7,686,000 to property and equipment.

    The Company has applied for and received approval for approximately $ 8,800,000 in funding credits from the CRDA in connection with the construction of Atlantic City Showboat's additional hotel rooms. In connection with the Company's Credit Agreement with the CRDA, which states the terms and conditions by which the Company may receive funding credit, the Company applied for and received funds from the CRDA, net of a processing fee, of approximately $ 2,955,000, as a credit for expenditures made relating to the construction of the hotel rooms. The balance of the funding credits may be applied to portions of future CRDA deposits. In 1995, a court ruling, not involving the Company, disallowed the payment of CRDA disbursement of funding credits for an unrelated expansion project. As a result the CRDA has suspended disbursement of funding credits until such time as the appeal court overturns the lower court's decision.


                                82                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


6.LONG-TERM DEBT

    Long-term debt consists of the following:

                                                         December 31,
                                                     ------------ -----------
                                                          1995        1994
                                                     ------------ -----------
                                                           (In thousands)
   9 1/4% First Mortgage Bonds due 2008
    net of unamortized discount of
    $4,632,000 and $5,008,000 at
    December 31, 1995 and 1994, respectively            $270,368    $269,992
   13% Senior Subordinated Notes due 2009                120,000     120,000
   Capital lease obligations                               2,023       2,043
                                                     ------------ -----------
                                                         392,391     392,035
   Less current maturities                                    22          19
                                                     ------------ -----------
                                                        $392,369    $392,016
                                                     ============ ===========

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

    On July 1, 1994, the Company obtained consents to amend (Amendments) its Indenture governing its Bonds (Bond Indenture). The Company received consents from holders of approximately $259,772,000 or 94% of the Bonds approving the Amendments. In consideration for their consent, the consenting Bond holders received 2% of the face value of the Bonds. On July 28, 1994, the Company paid $5,195,000 to the consenting Bond holders. As the amount paid does not represent a significant modification of the terms of the Bonds, it is reflected as a discount on the Bonds and is being amortized as an adjustment to yield over the remaining life of the Bonds using the effective interest method.





                                83                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

6.LONG-TERM DEBT  (continued)

    The Bonds are unconditionally guaranteed by Ocean Showboat, Inc. (OSI), Atlantic City Showboat, Inc. (ACSI) and Showboat Operating Company (SOC),subsidiaries effectively owned 100% by the Company. Interest on the Bonds is payable semi-annually on May 1 and November 1 of each year. The Bonds are not redeemable prior to May 1, 2000. Thereafter, the Bonds will be redeemable, in whole or in part, at redemption prices specified in the Bond Indenture. The Bonds are senior secured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu with the Company's senior indebtedness. The Bonds are secured by a deed of trust representing a first lien on the Las Vegas hotel casino (other than certain assets), by a pledge of all outstanding shares of capital stock of OSI, an intercompany note by ACSI in favor of SBO, a pledge of certain intellectual property rights of the Company, and by investments in Controlled Entities (as defined in the Bond Indenture, as amended). OSI's obligation under its guarantee is secured by a pledge of all outstanding shares of capital stock of ACSI. ACSI's obligation under its guarantee is secured by a leasehold mortgage representing a first lien on the Atlantic City hotel casino (other than certain assets).
  SOC's guarantee is secured by a pledge of certain assets related to the Las Vegas hotel casino.

    The Bond Indenture, as amended, places significant restrictions on the incurrence of additional indebtedness by SBO and its subsidiaries, the creation of additional liens on the collateral securing the Bonds, transactions with affiliates and payment of certain restricted payments (as defined), including certain investments made by SBO and its subsidiaries. In order for the Company to incur additional indebtedness or make a restricted payment, other than a regular quarterly dividend (as defined), the Company must, among other things, meet a specified fixed charge coverage ratio.

    Dividends are included as a restricted payment under the Bond Inden-ture. Regular quarterly dividends (as defined) can be paid as long as no event of default has occurred or is continuing and the dividend payable, together with the aggregate of all other restricted payments made by the Company is less than the sum of 50% of the consolidated net income (as defined) of the Company for the period commencing April 1, 1993 to the end of the Company's most recently ended fiscal quarter for which internal financial statements are available at the time of the payment plus 100% of the cash net proceeds from the sale of certain equity interests (as defined) plus certain cash proceeds received from the non-recourse subsidiaries. The Company was in compliance with the Bond Indenture Covenants as of December 31, 1995.



                                84                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


6.LONG-TERM DEBT (continued)

    On August 10, 1994, the Company issued $120,000,000 of 13%
  Senior Subordinated Notes due 2009 (Notes). The proceeds from the sale of the Notes (Note Offering) were $116,520,000, net of underwriting discounts and commissions. Proceeds from the Note
  Offering were reserved for or used to invest approximately $100,000,000 for an approximately 26.3% equity interest in SHCH and renovate the Las Vegas Showboat.

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

    The Note Indenture places significant restrictions on the Company, many of which are substantially similar to the restrictions placed on the Company by the Bond Indenture, as amended. The Company was in compliance with all the Note Indenture Covenants as of December 31, 1995.

    On August 4, 1995, the Company obtained a two year secured line of credit for general working capital purposes totaling $25.0 million. At the end of the two year term, the line of credit may convert to a three year term loan. The bank received security pari passu with the holders of the Bonds. Interest is payable monthly at the bank's prime rate plus .5% or LIBOR plus 2.5% at the election of the Company. The interest rate charged at the date the line of credit is converted to a term loan will be the bank's prime rate plus 1% or a fixed rate designated by the bank at the election of the Company. In the event the line of credit is utilized for equity investments in or loans to entities constituting new projects, the Company will be required to pay the bank a fee equal to .75% of the advance. As of December 31, 1995, all of the funds under this line of credit are available for use by the Company. This line of credit replaced the Atlantic City Showboat's unsecured line of credit which expired in August of 1995.







                                85                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

6.LONG-TERM DEBT (continued)

    Maturities of the Company's long-term debt exclusive of unamortized discount are as follows:

    Year ending                                     (In thousands)
   December 31,
    1996                                                     $22
    1997                                                      25
    1998                                                      29
    1999                                                      19
    2000                                                       0
    Thereafter                                           396,928
                                                     ------------
                                                        $397,023
                                                     ============
    The fair value of the Company's Bonds and Notes were $261,938,000 and $135,600,000 respectively, at December 31, 1995, and $229,969,000 and $114,300,000 respectively, at December 31, 1994, based on the quoted market prices. The carrying amount of capital leases approximates fair value at December 31, 1995.

7.LEASES

    The Company leases certain furniture and equipment and a warehouse under long-term capital lease agreements. The leases covering furniture and equipment expire in 1999 and the warehouse lease expires in 2001. The Company has an option to purchase the warehouse from January 1, 1996 through March 31, 2001 at an option price of approximately $1,928,000.


    Property leased under capital leases by major classes are as follows:
                                                         December 31,
                                                     ------------ -----------
                                                          1995        1994
                                                     ------------ -----------
                                                          (In thousands)

   Building - warehouse                                   $2,050      $2,050
   Furniture and equipment                                   152         152
                                                     ------------ -----------
                                                           2,202       2,202
   Less accumulated amortization                           1,361       1,203
                                                     ------------ -----------
                                                            $841        $999
                                                     ============ ===========

                                86                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


7.LEASES (continued)

    ACSI is leasing 10 1/2 acres of Boardwalk property in Atlantic City, New Jersey for a term of 99 years which commenced October 1983. Annual rent payments, which are payable monthly, commenced upon opening of the Atlantic City Showboat. The rent is adjusted annually based upon changes in the Consumer Price Index. In April 1995, the annual rent increased $227,000 to $8,501,000. ACSI is responsible for taxes, assessments, insurance and utilities.


    The following is a schedule of future minimum lease payments for capital leases and operating leases (with initial or remaining terms in excess of one year) as of December 31, 1995:

                                                       Capital     Operating
                                                        Leases      Leases
                                                     ------------ -----------
   Year ending                                                  (In thousands)
   December 31,
    1996                                                    $286     $10,277
    1997                                                     286      10,119
    1998                                                     286       9,959
    1999                                                     272       9,396
    2000                                                     253       9,261
    Thereafter                                             1,928     704,969
                                                     ------------ -----------
   Total minimum lease payments                            3,311    $753,981
                                                                  ===========
   Less amount representing  interest
    (10.4% to 12.9%)                                       1,288
                                                     ------------
     Present value of net minimum
      capital lease payments                              $2,023
                                                     ============

    Rent expense for all operating leases was $11,241,000, $10,380,000 and $9,287,000 for the years ended December 31, 1995,
  1994 and 1993, respectively.









                                87                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


8.EXTRAORDINARY ITEMS

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


9.INCOME TAXES

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


    Total income tax expense was allocated as follows:

                                              Year ended December 31,
                                        ------------ ------------ -----------
                                            1995         1994        1993
                                        ------------ ------------ -----------
                                                   (In thousands)

   Continuing operations                    $11,435      $11,549     $10,474
   Extraordinary item                           -            -        (4,487)
   Shareholders' equity, related to
    cumulative foreign currency
    translation adjustment                   (1,726)       1,879         -
   Shareholders' equity, related to
    compensation expense deferred and
    reported as a reduction of
    shareholders' equity for financial
    reporting purposes                       (1,471)        (241)       (661)
                                        ------------ ------------ -----------
                                             $8,238      $13,187      $5,326
                                        ============ ============ ===========




                                88                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


9.INCOME TAXES (continued)

    Income tax expense attributable to income from continuing operations consists of:

                                              Year ended December 31,
                                        ------------------------- -----------
                                            1995         1994        1993
                                        ------------ ------------ -----------
                                                  (In thousands)
   U.S. federal
    Current                                  $5,489       $8,793      $7,910
    Deferred                                  2,477          323         965
                                        ------------ ------------ -----------
                                              7,966        9,116       8,875
                                        ------------ ------------ -----------
   State and local
    Current                                   3,877        2,500       1,195
    Deferred                                   (408)         (67)        404
                                        ------------ ------------ -----------
                                              3,469        2,433       1,599
                                        ------------ ------------ -----------
   Total
    Current                                   9,366       11,293       9,105
    Deferred                                  2,069          256       1,369
                                        ------------ ------------ -----------
                                            $11,435      $11,549     $10,474
                                        ============ ============ ===========




















                                89                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


9.INCOME TAXES (continued)

    Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the years ended December 31, 1995, 1994 and 1993 to pretax income from continuing operations as a result of the following:


                                           Year ended December 31,
                                        ------------ ------------ -----------
                                            1995         1994        1993
                                        ------------ ------------ -----------
                                               (In thousands)

   Computed "expected" tax expense           $8,614       $9,537      $8,378
   Increase (reduction) in income
    taxes resulting from:
     Change in the beginning of the
      year balance of the valuation
      allowance for deferred tax
      assets allocated to income tax
      expense                                   476         (161)        224
     Adjustment to deferred tax
      assets and liabilities for
      enacted changes in tax rates              -            -           383
     State and local income taxes,
      net of federal tax benefit              2,174        1,715         930
     Impact of settlement of
      Internal Revenue Service
      examination                                32          307         619
     Other, net                                 139          151         (60)
                                        ------------ ------------ -----------
   Income tax expense                       $11,435      $11,549     $10,474
                                        ============ ============ ===========













                                90                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


9.INCOME TAXES (continued)

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are as follows:

                                                         1995        1994
                                                     ------------ -----------
                                                        (In thousands)
   Deferred tax assets:
    Preopening costs                                     ($2,236)    ($2,191)
    Accrued vacations                                     (1,786)     (1,803)
    Casino Reinvestment Development
     Authority obligation                                 (1,332)     (1,002)
    Allowance for doubtful accounts                       (1,091)       (991)
    Accrued state income taxes                              (250)       (800)
    Long-term incentive plan                              (1,005)       (772)
    Accrued bonuses                                       (2,191)       (269)
    Executive deferred compensation                         (657)       (348)
    Accrued medical claims                                  (803)       (492)
    Alternative minimum tax credit
     carryforwards                                          (572)       (697)
    Other                                                 (2,602)     (1,920)
                                                     ------------ -----------
    Total gross deferred tax assets                      (14,525)    (11,285)
    Less valuation allowance                                 916         440
                                                     ------------ -----------
     Net deferred tax assets                             (13,609)    (10,845)
                                                     ------------ -----------

   Deferred tax liabilities:
    Depreciation and amortization                         18,894      18,655
    Capitalized interest                                   7,034       2,494
    Cumulative foreign currency
     translation adjustment                                  153       1,879
    Other                                                    103          48
                                                     ------------ -----------
    Total gross deferred tax liabilities                  26,184      23,076
                                                     ------------ -----------
   Net deferred tax liability                            $12,575     $12,231
                                                     ============ ===========

   At December 31, 1995, the Company had available $572,000 of alternative minimum tax credit carryforwards which are available to reduce future federal regular income taxes, if any, over an indefinite period.


                                91                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

10 EMPLOYEE BENEFIT PLANS

    The Company maintains a retirement and savings plan for eligible employees who are not covered by a collective bargaining agreement or by another plan to which the Company contributes. Under the terms of the plan, eligible employees may defer up to 3% of their compensation, as defined, of which 100% of the deferral is matched by the Company. Eligible employees may contribute an additional 12% of their compensation which will not be matched by the Company. Contributions by the Company vest over a five-year period. The Company contributed an aggregate of $1,932,000, $1,826,000 and $1,525,000 to this and another Company plan merged into this plan for the years ended December 31, 1995, 1994 and 1993, respectively.

    The Company's union employees are covered by union-sponsored, collectively-bargained, multi-employer pension plans. The Company contributed and charged to expense $1,326,000, $1,298,000 and $1,197,000 during the years ended December 31, 1995, 1994 and 1993, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

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

    The net pension cost for the years ended December 31, 1995 and 1994 consists of the following:
                                                         December 31,
                                                     ------------ -----------
                                                          1995        1994
                                                     ------------ -----------
                                                                  (In thousands)
   Service costs of benefits earned                         $368        $376
   Interest cost on projected benefit
    obligations                                              387         335
   Amortization of unrecognized prior
    service costs                                            284         284
                                                     ------------ -----------
                                                          $1,039        $995
                                                     ============ ===========

                                92                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


10EMPLOYEE BENEFIT PLANS  (continued)

    The status of the defined benefit plan at December 31, 1995 and
    1994 is as follows:
                                                         December 31,
                                                     ------------ -----------
                                                          1995        1994
                                                     ------------ -----------
                                                                  (In thousands)
   Fair value of plan assets                             $   -       $   -
                                                     ------------ -----------

   Actuarial present value of benefit obligations:
    Vested benefit obligation                              2,558       2,512
    Non-vested benefit obligation                          2,470       1,637
                                                     ------------ -----------
    Accumulated benefit obligation                         5,028       4,149
    Effect of projected future salary increases              711         512
                                                     ------------ -----------
     Projected benefit obligation                          5,739       4,661
                                                     ------------ -----------

   Plan assets less than projected
    benefit obligation                                    (5,739)     (4,661)
   Unrecognized prior service costs                        3,692       3,964
   Unrecognized (gain)loss                                   170        (298)
   Adjustment to recognize minimum liability              (3,151)     (4,149)
                                                     ------------ -----------
   Accrued pension cost included in
    other liabilities                                     (5,028)     (5,144)
                                                     ------------ -----------

    Prior service costs to be recognized in income in future years of $3,151,000 and $4,149,000 at December 31, 1995 and 1994, respectively, are included in deposits and other assets on the Consolidated Balance
  Sheet.

    The assumptions used in computing the information above were as follows:
                                                          1995        1994
                                                     ------------ -----------
   Discount rate                                            7.00%       7.50%
   Future compensation growth rate                          4.50%       4.50%





                                93                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


11STOCK PLANS

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

    Unearned compensation in connection with restricted stock issued for future services is recorded on the date of grant at the fair market value of SBO's common stock and is being amortized ratably from the date of grant over the five-year vesting period as it is earned. Compensation expense of $2,166,000 , $1,964,000 and $111,000 was recognized for the years ended December 31, 1995, 1994 and 1993, respectively. Unearned compensation has been shown as a reduction of shareholders' equity in the accompanying Consolidated Balance Sheets.

    A summary of certain stock option information is as follows:

                                           Year ended December 31,
                                        ------------------------- -----------
                                            1995         1994        1993
                                        ------------ ------------ -----------

   Options outstanding at January 1       1,916,570      812,320     901,080

   Granted                                  240,000    1,228,750      96,550
   Exercised                               (344,790)     (37,160)   (176,560)
   Forfeited                               (137,800)     (87,340)     (8,750)
                                        ------------ ------------ -----------
   Options outstanding at December 31     1,673,980    1,916,570     812,320
                                        ============ ============ ===========

   Option price range at December 31      $6.50 to     $6.50 to    $6.50 to
                                           $20.25       $20.25      $18.00

   Options exercisable at December 31       670,280      644,320     529,495
                                        ============ ============ ===========



                                94                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


12SHAREHOLDERS' EQUITY

    On May 6, 1994, in connection with the Company's investment in SHCH, the Company issued warrants to purchase 150,000 shares of Showboat, Inc. common stock with an exercise price of $15.50 per share. The warrants were exercisable on issuance and are scheduled to expire on May 6, 1999. At December 31, 1995, all warrants were outstanding. The value of the warrants of $1,953,000 has been reported as part of the investment in SHCH and will be amortized over the life of the principal assets.

    On October 5, 1995, the Board of Directors of the Company declared a dividend distribution of one Preferred Stock Purchase Right ("Right") for each outstanding share of common stock of the Company. The distribution was payable as of October 16, 1995 to stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth (1/100th) of a share of preferred stock of the Company, designated as a Series A Junior Preferred Stock at a price of $120.00 per one one-hundredth (1/100th) of a share. The Rights expire on October 5, 2005, unless earlier redeemed. The Company may redeem the rights in whole, but not in part, at a price of $.01 per Right. The Rights, unless earlier redeemed by the Company, will become exercisable following a public announcement that a person or group has acquired 15% or more of the common stock or has commenced (or announced an intention to make) a tender or exchange offer for 30% or more of the common stock. 200,000 shares of preferred stock have been reserved for issuance upon exercise of the Rights. The Company did not believe the Rights had a material value upon declaration of the dividend.

    Each share of Preferred Stock will be entitled to receive when, as and if declared, a quarterly dividend in an amount equal to the greater of $120.00 per share or 100 times the cash dividends declared on the Company's common stock. In the event of liquidation, the holders of Preferred Stock will be entitled to receive for each share of Series A Preferred Stock, a liquidation payment in an amount equal to the greater of $12,000.00 or 100 times the payment made per share of common stock. Each share of Preferred Stock will have 100 votes, voting together with the common stock. In the event of any merger, consolidation or other transaction in which common stock is exchanged, each share of Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. The rights of Preferred Stock as to dividends, liquidation and voting are protected by anti-dilution provisions.






                                95                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


13SELECTED QUARTERLY DATA (Unaudited)

    Summarized unaudited financial data for interim periods for the years ended December 31, 1995 and 1994 are as follows:


                              Quarter ended (a)                      Year
                 ------------------------------------------------    ended
                  3/31/95     6/30/95     9/30/95      12/31/95    12/31/95
                 ---------- ----------- ------------ ------------ -----------
                        (In thousands except per share data)

  Net revenues     $98,679    $111,864     $119,569      $98,480    $428,592
  Income from
   operations        7,424      14,274       18,994        5,982      46,674
  Net income
   (loss)(b) (c)     1,783       4,959        7,826       (1,393)     13,175
  Net income (loss)
   per share          0.12        0.32         0.50        (0.10)       0.84

                              Quarter ended (a)                      Year
                 ------------------------------------------------    ended
                  3/31/94     6/30/94     9/30/94      12/31/94    12/31/94
                 ---------- ----------- ------------ ------------ -----------
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


 (a)Quarterly results may not be comparable due to the seasonal nature of operations.

 (b)In March 1995, SSP sold certain of its assets and the Company sold its equity interest in SSP resulting in a net pretax gain of $2.6 million which is included in net income for the quarter ended March 31, 1995.

 (c)In the quarter ended December 31, 1995, the Company recognized a $1.4 million pretax write-down related to its 35% investment in SMG.



                                96                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

14SUPPLEMENTAL FINANCIAL INFORMATION

    A summary of additions and deductions to the allowance for doubtful accounts receivable for the years ended December 31, 1995, 1994, and 1993 follows:
                            Balance at                              Balance
    Allowance for           beginning                              at end of
 doubtful accounts:           of year   Additions    Deductions      Year
 ---------------            ----------  ----------   ----------   ----------
    Year ended
 December 31, 1995              $2,400       $1,605       $1,324      $2,681
 ---------------            ----------  ----------   ----------   ----------
    Year ended
 December 31, 1994              $2,946         $950       $1,496      $2,400
 ---------------            ----------  ----------   ----------   ----------
    Year ended
 December 31, 1993              $3,079       $1,849       $1,982      $2,946
 ---------------            ----------  ----------   ----------   ----------

15COMMITMENTS AND CONTINGENCIES

    In February 1994, the Company and Waterfront Entertainment and Development, Inc. formed the Showboat Marina Partnership (SMP) to own and operate a riverboat casino in East Chicago, Indiana (the East Chicago Project). The Company through its wholly owned subsidiaries owns 55% of SMP. SMP received its certificate of suitability from the Indiana Gaming
  Commission on January 8, 1996.   A certificate of suitability indicates
  that the recipient has been chosen for licensure and is valid for 180 days, unless extended by the Indiana Gaming Commission. SMP has not yet received the required owner's license to operate the riverboat. The certificate of suitability requires SMP to invest no less than an aggregate of $170.0 million in the East Chicago Project and certain economic incentives to the city of East Chicago. The Company anticipates that it will contribute approximately $40.0 million to SMP of which approximately $8.9 million has been funded as of December 31, 1995. SMP intends to obtain a combination of debt and equipment financing for an aggregate of approximately $156.0 million to develop the East Chicago Project.

    Subject to certain qualifications and exceptions, the Company has agreed to provide a completion guarantee to complete the East Chicago Project so that it becomes operational, including the payment of all costs owing prior to such completion, up to a maximum aggregate amount of $30.0 million. In addition, subject to certain qualifications and exceptions, the Company has agreed to provide a standby equity commitment pursuant to which it will agree to cause to be made up to an aggregate of



                                97                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


15COMMITMENTS AND CONTINGENCIES (continued)

  $30.0 million in additional capital contributions during the first three full four fiscal quarters following the commencement of operations at the East Chicago Project if the East Chicago Project's combined cash flow (as defined) is less than $35.0 million for any such full four quarter period. However, in no event will the Company be required to cause to be contributed more than $15.0 million in respect of any one such full four quarter period. If the Company is required to provide a standby equity commitment, Waterfront Entertainment and Development, Inc. has agreed to pay the Company $5.2 million, which amount will accrue interest at 12% per annum until paid, from its share of distributable cash from SMP.

    The Company through its subsidiary, Showboat Lemay, Inc., has an 80% interest in Southboat Limited Partnership (SLP) which, subject to licensing, plans to build and operate a riverboat and dockside gaming facility (the Southboat Casino Project) on the Mississippi River in Lemay, Missouri. The limited partnership agreement sets forth that the Company's initial capital contribution is $19.5 million and that Showboat Lemay, Inc., on behalf of SLP, will arrange for a $75.0 million loan to develop the Southboat Casino Project and to arrange for equipment financing for the remaining costs of the project. The Company has also agreed to provide a loan to SLP in the amount of approximately $4.5 million to assist in the development of the Southboat Casino Project.
  SLP has entered into a commitment letter to receive up to $75.0 million of financing from an unrelated third party for the Southboat Casino Project. The financing commitment expires on May 10, 1996.

    On October 13, 1995, SLP executed a 99 year lease for the Southboat Casino site which commences upon the investigation of SLP for a Missouri gaming license and the receipt of all permits from the U.S. Army Corps of Engineers. Fees and rent for the Southboat Casino site are as follows:
  (i) a $500,000 acceptance fee, (ii) a $750,000 deposit, (iii) a $2.5 million fee on commencement of the lease and a $2.5 million fee upon the opening of the Southboat Casino Project, (iv) rent in the amount of $2.0 million per year from commencement of the lease until opening and
  (v) rent in the amount of 4% of adjusted gross receipts or Minimum Rent (as defined) whichever is greater. The Minimum Rent requires a total of $33.0 million in lease payments from the date of opening through the 15th lease year (Guarantee Period). The Company has guaranteed SLP's payment of the Minimum Rent for the Guarantee Period and SLP's timely completion of construction of, and payment for, all improvements and installations in connection with SLP's development of the Southboat Casino Project.
  The total cost of the Southboat Casino Project is expected to be approximately $117.0 million. All costs related to SLP have been expensed by the Company through December 31, 1995.


                                98                               (continued)

                            SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


15COMMITMENTS AND CONTINGENCIES (continued)



    In July, 1995 the Company and Rockingham Venture, Inc. (RVI), which owns the Rockingham Park, a thoroughbred racetrack in New Hampshire, entered into agreements to develop and manage any additional gaming that may be authorized at Rockingham Park. In December 1994, the Company loaned RVI approximately $8.9 million, which loan is secured by a second mortgage on Rockingham Park. At this time, casino gaming is not permitted in the State of New Hampshire. Depending upon the number and types of gaming, if any, legalized by the necessary authorities, the Company and RVI will make certain capital contributions. At a minimum, the Company will contribute the promissory note representing the loan.
  If casino enabling legislation permits more than 500 slot machines or any combination of slot machines and table games, then the Company, subject to available financing, will contribute funds not to exceed 30% of cash funds required for the project.

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

























                                99                               (continued)

ITEM 9.     CHANGES IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                            PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Shareholders on May 30, 1996.

ITEM 11.    EXECUTIVE COMPENSATION.

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Shareholders on May 30, 1996.

ITEM 12.    SECURITY OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Shareholders on May 30, 1996.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Shareholders on May 30, 1996.

                             PART IV

ITEM 14.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES  AND REPORTS
            ON FORM 8-K.

(a)(l) The following consolidated financial statements of the Company and its subsidiaries have been filed as a part of this report (See "Item 8: Financial Statements and
        Supplementary Data"):

        Independent Auditors' Report;

        Consolidated Balance Sheets as of December 31,  1995  and
        1994;

        Consolidated Statements of Income  for  the  Years  Ended
        December 31, 1995, 1994 and 1993;

        Consolidated Statements of Shareholders' Equity  for  the
        Years Ended December 31, 1995, 1994 and 1993;

        Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1995, 1994 and 1993; and

        Notes to Consolidated Financial Statements

(a)(2)  All   schedules   are   omitted  because   they  are  not
        required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(a)(3)  Exhibits1

EXHIBIT
  NO.                          DESCRIPTION
  3.01 Restated Articles of Incorporation of Showboat, Inc. dated June 10, 1994, is incorporated herein by reference to Showboat, Inc.'s Amendment No. 1 to Registration Statement on Form S-3 (file no. 33-54325) dated July 8, 1994, Item 16, Exhibit 4.02.

  3.02 Restated Bylaws of Showboat, Inc. dated October 24, 1995, is incorporated herein by reference to Showboat, Inc.'s Form 10-Q (file no. 1-7123) for the nine month period ended September 30, 1995, Part II, Item 6(a),
          Exhibit 3.01.

  4.01 Specimen Common Stock Certificate for the Common Stock of Showboat, Inc. is incorporated herein by reference to Showboat, Inc.'s Amendment No. 1 to Registration Statement on Form S-3 (file no. 33-54325) dated July 8, 1994, Item 16, Exhibit 4.01.

  4.02 Rights Agreement dated October 5, 1995, between Showboat, Inc. and American Stock Transfer and Trust Company; Form of Right Certificate; and Certificate of Designation of Rights and Preferences of Series A Junior Preferred Stock of Showboat, Inc., are incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated October 5, 1995, Item 7(c), Exhibit 4.01.

  4.03 Indenture dated May 18, 1993, for the 9 1/4% First Mortgage Bonds due 2008 among Showboat, Inc., Ocean Showboat, Inc., Atlantic City Showboat, Inc., Showboat Operating Company, and IBJ Schroder Bank & Trust Company; Guaranty by Ocean Showboat, Inc., Atlantic City Showboat, Inc. and Showboat Operating Company in favor of IBJ Schroder Bank & Trust Company; and Form of Bond Certificate for the 9 1/4% First Mortgage Bonds due 2008, are incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated May 18, 1993, Item 7(c), Exhibit 28.01. First Supplemental Indenture dated July 18, 1994, for the 9 1/4% First Mortgage Bonds due 2008 among Showboat, Inc., Ocean Showboat, Inc., Atlantic City Showboat, Inc., Showboat Operating Company and IBJ

          Schroder Bank & Trust Company is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no.
          1-7123) for the year ended December 31, 1994, Part IV,
          Item 14(a)(3), Exhibit 4.02.

  4.04 Indenture dated August 10, 1994, for the 13% Senior Subordinated Notes due 2009 among Showboat, Inc., Ocean Showboat, Inc., Atlantic City Showboat, Inc., Showboat Operating Company, and Marine Midland Bank; Guaranty by Ocean Showboat, Inc., Atlantic City Showboat, Inc. and Showboat Operating Company in favor of Marine Midland Bank; and Form of Note Certificate for the 13% Senior Subordinated Notes due 2009, are incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated August 10, 1994, Item 7(c), Exhibit 4.01.

 10.01 Parent Services Agreement dated November 21, 1985, between Showboat, Inc. and Atlantic City Showboat, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated November 25, 1985, Item 7(c), Exhibit 10.01. Amendment No. 1 to Parent Services Agreement dated February 1, 1987, between Showboat, Inc. and Atlantic City Showboat, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.17.
          Amendment No. 2 to Parent Services Agreement dated December 31, 1990, between Showboat, Inc. and Atlantic City Showboat, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-
          7123)    dated   December   31,   1990,   Item   7(c),
          Exhibit 28.01. Amendment No. 3 to Parent Services Agreement dated May 8, 1991, between Showboat, Inc. and Atlantic City Showboat, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1991, Part IV, Item 14(a)(3), Exhibit 10.14.
          Amendment No. 4 to Parent Services Agreement dated August 17, 1993, between Showboat, Inc. and Atlantic City Showboat, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-
          7123)  for the year ended December 31, 1993, Part  IV,
          Item 14(a)(3), Exhibit 10.11.

 10.02 Tax Allocation Agreement effective May 10, 1993, among Showboat, Inc. and each of its subsidiaries, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended June 30, 1987, Part IV, Item 14(a)(3), Exhibit 10.11.
          First Amendment to Tax Allocation Agreement effective May 10, 1993, among Showboat, Inc. and each of its subsidiaries, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1993, Part IV, Item 14(a)(3),
          Exhibit 10.07.

 10.03 Management Services Agreement dated January 1, 1989, between Showboat, Inc. and Showboat Operating Company, is incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated January 1, 1989, Item 7(c), Exhibit 28.03.

 10.04 Showboat, Inc. 1989 Long Term Incentive Plan, as amended and restated on February 25, 1993, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123)
          for the year ended December 31, 1992, Part IV, Item 14(a)(3), Exhibit 10.23.

 10.05 Showboat, Inc. 1989 Directors' Stock Option Plan, as amended and restated February 25, 1993, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1992, Part IV, Item 14(a)(3),
          Exhibit 10.27.

 10.06 Showboat, Inc. 1994 Executive Long Term Incentive Plan effective May 25, 1994, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-
          7123)  for the year ended December 31, 1994, Part  IV,
          Item 14(a)(3), Exhibit 10.36.

 10.07 Showboat, Inc. Supplemental Executive Retirement Plan effective April 1, 1994, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-
          7123)  for the year ended December 31, 1994, Part  IV,
          Item 14(a)(3), Exhibit 10.37.

 10.08 Showboat, Inc. Restoration Plan effective April 1, 1994, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 10.38.

 10.09 Statement regarding Showboat, Inc.'s Incentive Bonus Plans, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1992, Part IV, Item 14(a)(3),
          Exhibit 10.12.

 10.10 Atlantic City Showboat, Inc. Executive Medical Reimbursement Plan, effective August 15, 1991, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1991, Part IV, Item 14(a)(3), Exhibit 10.23.

 10.11 Atlantic City Showboat, Inc. Executive Health Examinations Plan effective January 1, 1989, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1989, Part IV, Item 14(a)(3), Exhibit 10.24.

 10.12 Form of Severance Agreement between Showboat, Inc. and certain executive officer and key employees of Showboat, Inc. and its subsidiaries, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 10.39.

 10.13 Form of Indemnification Agreement between Showboat, Inc. and each director and officer of Showboat, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1987, Part IV, Item 14(a)(3), Exhibit 10.13.

 10.14 Warrant Agreement dated May 6, 1994, between Showboat, Inc. and DLJ Bridge Finance, Inc., is incorporated by reference from Showboat, Inc.'s Form 10-K (file no. 1-
          7123)  for the year ended December 31, 1993, Part  IV,
          Item 14(a)(3), Exhibit 99.01.

 10.15 Lease dated January 1, 1989, between Showboat, Inc. and Showboat Operating Company, is incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-
          7123) dated January 1, 1989, Item 7(c), Exhibit 28.01.

 10.16 Lease dated January 14, 1994, between Showboat, Inc. and Exber, Inc.; and Sublease dated November 5, 1966, between Dodd Smith and John D. Gaughan and Leslie C. Schwartz, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1993, Part IV, Item 14(a)(3),
          Exhibit 10.39.

 10.17 Lease of Retail Store No. 7 dated April 10, 1987, among Atlantic City Showboat, Inc., R. Craig Bird and Debra E. Bird; and Guaranty of Lease among Atlantic City Showboat, Inc., R. Craig Bird and Debra E. Bird, are incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1988, Part IV, Item 14(a)(3), Exhibit 10.24.

 10.18 Promissory Note dated August 5, 1993, in the principal amount of $20,400.69 among Showboat, Inc., R. Craig Bird and Debra E. Bird, is incorporated herein by reference to Showboat, Inc.'s Form 10-K for the year ended December 31, 1993, Part IV, Item 14(a)(3),
          Exhibit 10.15.

 10.19 Promissory Note dated December 31, 1993, in the principal amount of $56,801.75 between Showboat, Inc. and Frank A. Modica, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-
          7123)  for the year ended December 31, 1993, Part  IV,
          Item 14(a)(3), Exhibit 10.08.

 10.20 Ground Lease dated October 26, 1983, between Ocean Showboat, Inc. and Resorts International, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) as amended by a Form 8 filed with the Securities and Exchange Commission on November 28, 1983. Assignment and Assumption of Leases dated December 3, 1985, between Ocean Showboat, Inc. and Atlantic City Showboat, Inc.; First Amendment to Lease Agreement dated January 15, 1985, between Resorts International, Inc. and Atlantic City Showboat, Inc.; Second Amendment to Lease Agreement dated July 5, 1985, between Resorts International,
          Inc. and Atlantic City Showboat, Inc., are incorporated herein by reference to the Form 10-K (file no. 1-7123) for the year ended June 30, 1985,
          Part IV, Item 14(a)(3), Exhibit 10.02. Restated Third Amendment to Lease Agreement dated August 28, 1986, between Resorts International, Inc. and Atlantic City Showboat, Inc., is incorporated herein by reference to the Form 10-K (file no. 1-7123) for the year ended June 30, 1986, Part IV, Item 14(a)(3), Exhibit 10.08;
          Fourth Amendment to Lease Agreement dated December 16, 1986, between Resorts International, Inc. and Atlantic City Showboat, Inc.; Fifth Amendment to Lease Agreement dated March 2, 1987, between Resorts International, Inc. and Atlantic City Showboat, Inc.; Sixth Amendment to Lease Agreement dated March 13, 1987, between Resorts International, Inc. and Atlantic City Showboat, Inc.; Indemnity Agreement dated January 15, 1985, among Resorts

          International, Inc., Atlantic City Showboat, Inc. and Ocean Showboat, Inc.; and Amended Indemnity Agreement dated December 3, 1985, among Resorts International, Inc., Atlantic City Showboat, Inc. and Ocean Showboat, Inc., are incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended June 30, 1987, Part IV, Item 14(a)(3),
          Exhibit 10.02; Seventh Amendment to Lease Agreement dated October 18, 1988, between Resorts International, Inc. and Atlantic City Showboat, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated November 16, 1988, Item 7(c), Exhibit 28.01; Eighth Amendment to Lease Agreement between Atlantic City Showboat, Inc. and Resorts International, Inc. International, Inc. dated May 18, 1993, is incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated May 18, 1993, Item 7(c), Exhibit 28.06.

 10.21 Closing Escrow Agreement dated September 21, 1988, among Housing Authority and Urban Redevelopment Agency of the City of Atlantic City, Resorts International, Inc., Atlantic City Showboat, Inc., Trump Taj Mahal Associates Limited Partnership, and Clapp & Eisenberg, P.C.; Agreement as to Assumption of Obligations with respect to Properties dated September 21, 1988, among Atlantic City Showboat, Inc., Trump Taj Mahal Associates Limited Partnership and Trump Taj Mahal Realty Corp.; First Amendment of Agreement as to Assumption of Obligations with respect to Properties dated September 21, 1988, among Atlantic City Showboat, Inc., Trump Taj Mahal Associates Limited Partnership and Trump Taj Mahal Realty Corp.; Settlement Agreement dated October 18, 1988, among Atlantic City Showboat, Inc., Trump Taj Mahal Associates Limited Partnership, Trump Taj Mahal Realty Corp., Resorts International, Inc. and the Housing Authority and Urban Redevelopment Agency of the City of Atlantic City; Tri-Party Agreement dated October 18, 1988, among Resorts International, Inc., Atlantic City Showboat, Inc. and Trump Taj Mahal Associates Limited Partnership; Declaration of Easement and Right of Way Agreement dated October 18, 1988, between the Housing Authority and Urban Redevelopment Agency of the City of Atlantic City, and Atlantic City Showboat, Inc.; and Certificate of Trump Taj Mahal Associates Limited Partnership and Resorts International, Inc. dated November 16, 1988, are incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated November 16, 1988,
          Item 7(c), Exhibit 28.01. Revised Second Amendment to Agreement as to Assumption of Obligations with respect to Properties dated May 24, 1989, among Atlantic City Showboat, Inc., Trump Taj Mahal Associates Limited Partnership and Trump Taj Mahal Realty Corp., is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1989, Part IV, Item 14(a)(3), Exhibit 10.17.

 10.22 Letter agreement dated September 23, 1992, between Trump Taj Mahal Associates and Atlantic City Showboat, Inc.; and letter agreement dated October 26, 1992 to Trump Taj Mahal Associates from Atlantic City Showboat, Inc., are incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1992, Part IV, Item 14(a)(3), Exhibit 10.24.

 10.23    Lease   dated  December  22,  1994,  between   Housing
          Authority and Urban Redevelopment Agency of the City of Atlantic City and Atlantic City Showboat, Inc.; Tri-Party Agreement dated May 26, 1994, among Housing Authority and Urban Redevelopment Agency of the City of Atlantic City, Forest City Ratner Companies and Atlantic City Showboat, Inc.; Terms and Conditions
          Part II of Contract for Sale of Land for Private Redevelopment between Housing Authority and Urban Redevelopment Agency of the City of Atlantic City and Atlantic City Showboat, Inc.; and Rider to Contract for Sale of Land for Private Redevelopment between Housing Authority and Urban Redevelopment Agency of the City of Atlantic City and Atlantic City Showboat,
          Inc.,   are   incorporated  herein  by  reference   to
          Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
          Exhibit 10.46.

 10.24 Agreement Amending and Restating the Tri-Party Agreement Dated as of May 26, 1994, among the Housing Authority and Urban Redevelopment Agency of the City of Atlantic City, Forest City Ratner Companies and Atlantic City Showboat, Inc. regarding Development of a Portion of the Uptown Urban Renewal Tract dated December 14, 1995; Release and Subordination Agreement dated December 14, 1995, between IBJ Schroder Bank & Trust Company and Atlantic City Showboat, Inc.; First Amendment to Leasehold in Pari Passu Mortgage, Assignment of Rents and Security Agreement and
          Collateral Assignment of Easement Rights-Mortgage Spreader Agreement dated December 15, 1995, between Atlantic City Showboat, Inc. and NatWest Bank, N.A.; Third Amendment to Leasehold Mortgage, Assignment of Rents and Security Agreement Dated as of May 19, 1993
          - Mortgage Spreader Agreement dated December 14, 1995, between Atlantic City Showboat, Inc. and IBJ Schroder Bank & Trust Company; Fourth Amendment to Leasehold Mortgage, Assignment of Rents and Security Agreement Dated as of May 18, 1993 - Release of Part of Mortgaged Property and Subordination Agreement dated December 14, 1995, between IBJ Schroder Bank & Trust Company and Atlantic City Showboat, Inc.

 10.25 Securities Purchase Contract dated March 29, 1988, between the Casino Reinvestment Development Authority and Atlantic City Showboat, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1988, Part IV, Item 14(a)(3), Exhibit 10.23.

 10.26    Deed  of  Trust,  Assignment of  Rents,  and  Security
          Agreement dated May 18, 1993, by Showboat, Inc. to Nevada Title Company in favor of IBJ Schroder Bank & Trust Company; Showboat, Inc. Security and Pledge Agreement dated May 18, 1993, between Showboat, Inc. and the IBJ Schroder Bank & Trust Company; Trademark Security Agreement dated May 18, 1993, by Showboat, Inc. in favor of IBJ Schroder Bank & Trust Company; Unsecured Indemnity Agreement dated May 18, 1993, by Showboat, Inc. in favor of IBJ Schroder Bank & Trust Company; and Showboat Operating Company Security Agreement dated May 18, 1993, between Showboat Operating Company and IBJ Schroder Bank & Trust Company, are incorporated by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated May 18, 1993,
          Item 5, Exhibit 28.02. Leasehold Mortgage, Assignment of Rents, and Security Agreement dated May 18, 1993, by Atlantic City Showboat, Inc. in favor of IBJ Schroder Bank & Trust Company; Assignment of Leases and Rents dated May 18, 1993, between Atlantic City Showboat, Inc. and IBJ Schroder Bank & Trust Company; and Ocean Showboat, Inc. Security and Pledge Agreement dated May 18, 1993, between Ocean Showboat, Inc. and IBJ Schroder Bank & Trust Company, are incorporated by reference to Showboat, Inc.'s Form 8-K (file no. 1-
          7123)  dated  May 18, 1993, Item 7(c), Exhibit  28.03.
          Intercompany Note dated May 18, 1993, in the principal amount of $215.0 million; Assignment of Lease and Rents dated May 18, 1993, between Atlantic City Showboat, Inc. and Showboat, Inc.; and Issuer Collateral Assignment dated May 18, 1993, by Atlantic City Showboat, Inc. in favor of IBJ Schroder Bank & Trust Company, are incorporated by reference to Showboat, Inc.'s Form

          8-K (file no. 1-7123) dated May  18, 1993,  Item 7(c),
          Exhibit 28.04. Showboat Development Company Security and Pledge Agreement dated July 18, 1994, between Showboat Development Company and IBJ Schroder Bank & Trust Company; and Showboat Louisiana, Inc. Security and Pledge Agreement dated July 18, 1994, between Showboat Louisiana, Inc. and IBJ Schroder Bank & Trust Company, are incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 4.02.

 10.27 First Amendment to the Leasehold Mortgage, Assignment of Rents and Security Agreement dated July 9, 1993, between Atlantic City Showboat, Inc. and Showboat, Inc., is incorporated by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated July 7, 1993,
          Item 7(c), Exhibit 28.01. First Amendment to the Leasehold Mortgage, Assignment of Rents and Security Agreement dated July 9, 1993, between Atlantic City Showboat, Inc. and IBJ Schroder Bank & Trust Company, is incorporated by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated July 7, 1993, Item 7(c),
          Exhibit 28.02. Assignment of Rights under Agreement dated July 9, 1993, by Atlantic City Showboat, Inc. in favor of IBJ Schroder Bank & Trust Company, is incorporated by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated July 7, 1993, Item 7(c),
          Exhibit 28.03. Form of Deed for Sale of Land for Private Redevelopment for Tract 1 and Tract 2 each dated July 7, 1993, is incorporated by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated July 7, 1993, Item 7(c), Exhibit 28.04. Use and Occupancy Agreement dated July 7, 1993, between Atlantic City Housing Authority and Urban Redevelopment Agency and Atlantic City Showboat, Inc., is incorporated by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated July 7, 1993, Item 7(c),
          Exhibit 28.05.

 10.28 Agreement for Sale of Partnership interests dated March 31, 1995, among Lake Pontchartrain Showboat, Inc., Showboat Louisiana, Inc., Showboat, Inc., Player Riverboat, LLC, Players Riverboat Management, Inc. and Players International, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-
          7123) dated March 31, 1995, Item 7(c), Exhibit 28.01.

 10.29 Purchase and Sale Agreement dated January 4, 1995, between Showboat Star Partnership and Belle of Orleans, L.L.C.; Assignment of Leases dated January 4, 1995, between Showboat Star Partnership and Belle of Orleans, L.L.C.; and Sublease dated January 4, 1995, between Showboat Star Partnership and Belle of Orleans, L.L.C., are incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 10.41.

 10.30 Promissory Note dated January 1, 1995, in the principal amount of $23,807,832 by Showboat Louisiana, Inc. in favor of Showboat, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 10.43.

 10.31 Promissory Note dated March 2, 1995, in the principal amount of $25,000,000 by Lake Pontchartrain Showboat, Inc. and Showboat Louisiana, Inc. in favor of Showboat, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
          Exhibit 10.44.

 10.32 Casino Operations Agreement (excluding exhibits) dated April 22, 1994, among Leighton Properties Pty Limited, New South Wales Casino Control Authority, Showboat Australia Pty Limited, Showboat Operating Company, Sydney Casino Management Pty Limited, Sydney Harbour Casino Holdings Limited, Sydney Harbour Casino Pty Limited and Sydney Harbour Casino Properties Pty Limited; First Amending Deed dated October 6, 1994; Second Amending Deed (undated); Third Amending Deed dated December 13, 1994; Casino Complex Management Agreement dated April 21, 1994, among Sydney Harbour Casino Properties Pty Limited, Showboat Australia Pty Limited and Sydney Casino Management Pty Limited; and Development Agreement dated April 21, 1994, between Leighton Properties Pty Limited and Sydney Harbour Casino Properties Pty Limited.

 10.33    Agreement  dated  September 13, 1993, among  Showboat,
          Inc., Showboat Indiana, Inc., Showboat Operating Company, Showboat Development Company, Showboat Indiana Investment Limited Partnership and Waterfront Entertainment and Development, Inc.; and Showboat Marina Partnership Agreement dated January 31, 1994, between Waterfront Entertainment and Development, Inc. and Showboat Investment Limited Partnership, are incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit
          10.38. Amended and Restated Showboat Marina Partnership Agreement dated March 1, 1996, between Waterfront Entertainment and Development, Inc. and Showboat Indiana Investment Limited Partnership; Agreement of Partnership of Showboat Marina Investment Partnership dated March 1, 1996, between Showboat Indiana Investment Limited Partnership and Waterfront Entertainment and Development, Inc.; Agreement of Partnership of Showboat Marina Casino Partnership dated March 1, 1996, between Showboat Marina Partnership and Showboat Marina Investment
          Partnership; Letter agreement regarding economic development dated April 8, 1994, by Showboat Marina Partnership in favor of the City of East Chicago; Letter agreement regarding economic development dated April 18, 1995, by Showboat Marina Partnership in favor of the City of East Chicago; Redevelopment Project

          Lease dated October 19, 1995, between Showboat Marina Partnership and the City of East Chicago; and Promissory Note dated January 1, 1996, in the principal amount of $9,316,367 by Showboat Indiana Investment Limited Partnership in favor of Showboat, Inc.

 10.34 Agreement of Limited Partnership of Southboat Limited Partnership effective May 1, 1995, between Showboat Lemay, Inc. and Futuresouth, Inc.; Management Agreement dated May 2, 1995, between Southboat Partnership (a predecessor of Southboat Limited Partnership) and Showboat Operating Company; Trademark License Agreement dated May 2, 1995, between Southboat Partnership and Showboat, Inc.; Lease and Development Agreement dated October 13, 1995, between the St. Louis County Port Authority and Southboat Limited Partnership; Escrow Agreement dated October 13, 1995, between the St. Louis County Port Authority, Southboat Limited Partnership, Showboat, Inc. and Boatmen's Trust Company; Guarantee of Minimum Rent dated October 13, 1995, by Showboat, Inc.; Guarantee of Completion dated October 13, 1995, by Showboat, Inc., are incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated October 1,
          1995,   Item  7(c),  Exhibits  10.01  through   10.06,
          inclusive.

 10.35 Non-Negotiable Mortgage Promissory Note dated December 28, 1994, in the principal amount of $8,850,000, by Rockingham Venture, Inc. in favor of Showboat, Inc.; Mortgage and Security Agreement dated December 28, 1994, between Rockingham Venture, Inc. and Showboat, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-
          7123)  for the year ended December 31, 1994, Part  IV,
          Item 14(a)(3), Exhibit 10.42. Limited Liability Company Agreement of Showboat Rockingham Company, L.L.C. dated July 27, 1995, among Rockingham Venture, Inc., Showboat New Hampshire, Inc. and Showboat Rockingham Company, L.L.C.; Management Agreement dated July 27, 1995, among Showboat Rockingham Company L.L.C., Showboat Operating Company and Rockingham Venture, Inc.; Administrative Services Agreement dated July 27, between Showboat Operating Company and Showboat Rockingham Company, L.L.C.; and Trademark License Agreement dated July 27, 1995, between Showboat, Inc. and Showboat Rockingham Company, L.L.C.

 10.36 Promissory Note dated March 19, 1995, in the principal amount of $15,000,000 by Atlantic City Showboat, Inc. in favor of Showboat, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-
          7123)  for the year ended December 31, 1994, Part  IV,
          Item 14(a)(3), Exhibit 10.45.

 10.37 Operating Agreement dated January 25, 1995, between Showboat Missouri, Inc. and Randolph Riverboat Company, Inc.; Management Agreement dated January 25, 1995, between Showboat Operating Company and Randolph Riverboat Company, Inc.; Administrative Services Agreement dated January 25, 1995, between Showboat
          Operating Company and Randolph Riverboat Company, L.L.C.; and Trademark License Agreement dated January 25, between Showboat, Inc. and Randolph Riverboat Company, L.L.C., are
          incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit
          10.40. Promissory Note dated January 1, 1996, in the principal amount of $5,024,470 by Showboat Missouri, Inc. in favor of Showboat, Inc.

 10.38 Loan and Guaranty Agreement dated July 14, 1995, among NatWest Bank, N.A., Showboat, Inc. and Atlantic City Showboat, Inc., Ocean Showboat, Inc. and Showboat Operating Company; Revolving Note dated July 14, 1995, in the principal amount of $25.0 million by Showboat, Inc. in favor of NatWest Bank, N.A.; Deed of Trust, Assignment of Rents and Security Agreement dated July 14,1995, by Showboat, Inc. in favor of Nevada Title Company for the benefit of NatWest Bank, N.A.; Leasehold in Pari Passu Mortgage, Assignment of Rents and Security Agreement dated July 14, 1995, between
          NatWest   Bank  and  Atlantic  City  Showboat,   Inc.;
          Assignment of Leases and Rents dated July 14, 1995, between NatWest Bank and Atlantic City Showboat, Inc.; Intercreditor Agreement for Pari Passu Indebtedness Relating to Atlantic City Showboat dated July 14, 1995, among Showboat, Inc., Atlantic City Showboat, Inc., IBJ Schroder Bank & Trust Company and NatWest Bank, N.A.; and Intercreditor Agreement for Pari Passu Indebtedness Relating to Las Vegas Showboat dated July 14, 1995, among Showboat, Inc., IBJ Schroder Bank & Trust Company and NatWest Bank, N.A.

 10.39    Promissory  Note  dated  January  1,  1996,   in   the
          principal amount of $51,314,536 by Showboat Fifteen, Inc. in favor of Showboat, Inc.

 21.01    List of Subsidiaries.

 23.01    Consent of KPMG Peat Marwick LLP.

 27.01    Financial Data Schedule.



(b)  REPORTS ON FORM 8-K.

     Form 8-K, Item 5, dated October 13, 1995, reporting the execution of a lease and development agreement by and between SLP and the St. Louis County Port Authority.

     Form 8-K, Items 5 and 7, dated October 5, 1995, reporting a dividend of Preferred Stock Purchase Rights.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by this undersigned, thereunto duly authorized.

REGISTRANT:                      SHOWBOAT, INC.



                                 By:  /s/ J. Kell Houssels, III
                                      J. Kell Houssels, III,
                                        President and Chief
                                        Executive Officer
                                        (principal executive
                                        officer)

DATE:  March 19, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 19, 1996                   By:   /s/ J. K. Houssels

                                       J.K. Houssels, Chairman of
                                        the Board


March 19, 1996                   By:   /s/ J. Kell Houssels, III
                                       J. Kell Houssels, III,
                                        President, Chief
                                        Executive Officer and
                                        Director


March 19, 1996                   By:   /s/ R. Craig Bird
                                       R. Craig Bird, Executive
                                        Vice President- Finance
                                        Administration and Chief
                                        Financial Officer
                                        (principal accounting
                                        officer)


March 19, 1996                   By:   /s/ William C. Richardson
                                       William C. Richardson,
                                        Director

March 19, 1996                   By:   /s/ John D. Gaughan
                                       John D. Gaughan, Director


March 19, 1996                   By:   /s/ Jeanne S. Stewart
                                       Jeanne S. Stewart,
                                        Director


March 19, 1996                   By:   /s/ Frank A. Modica
                                       Frank A. Modica, Director


March 19, 1996                   By:   /s/ H. Gregory Nasky
                                       H. Gregory Nasky,
                                        Executive Vice President,
                                        Secretary and Director


March 19, 1996                   By:   /s/ George A. Zettler
                                       George A. Zettler,
                                        Director


March 19, 1996                   By:   /s/ Carolyn M. Sparks
                                       Carolyn M. Sparks,
                                        Director

                          EXHIBIT INDEX

EXHIBIT                                                    PAGE
  NO.                      DESCRIPTION                      NO.

  3.01   Restated  Articles of Incorporation of Showboat,
         Inc. dated June 10, 1994, is incorporated herein by reference to Showboat, Inc.'s Amendment No. 1 to Registration Statement on Form S-3 (file no.
         33-54325)  dated July 8, 1994, Item 16,  Exhibit
         4.02.

  3.02   Restated   Bylaws   of  Showboat,   Inc.   dated
         October  24,  1995,  is incorporated  herein  by
         reference  to Showboat, Inc.'s Form  10-Q  (file
         no.  1-7123)  for  the nine month  period  ended
         September   30,  1995,  Part  II,   Item   6(a),
         Exhibit 3.01.

  4.01   Specimen Common Stock Certificate for the Common
         Stock of Showboat, Inc. is incorporated herein by reference to Showboat, Inc.'s Amendment No. 1 to Registration Statement on Form S-3 (file no.
         33-54325)  dated July 8, 1994, Item 16,  Exhibit
         4.01.

  4.02   Rights  Agreement dated October 5, 1995, between
         Showboat,  Inc. and American Stock Transfer  and
         Trust  Company;  Form of Right Certificate;  and
         Certificate   of  Designation  of   Rights   and
         Preferences  of Series A Junior Preferred  Stock
         of  Showboat, Inc., are incorporated  herein  by
         reference to Showboat, Inc.'s Form 8-K (file no.
         1-7123)  dated  October  5,  1995,  Item   7(c),
         Exhibit 4.01.

  4.03   Indenture dated May  18, 1993,  for  the  9 1/4%
         First Mortgage Bonds due  2008  among  Showboat,
         Inc.,   Ocean  Showboat,  Inc.,   Atlantic  City
         Showboat,  Inc.,   Showboat  Operating  Company,
         and IBJ  Schroder Bank & Trust Company; Guaranty
         by Ocean Showboat, Inc., Atlantic City Showboat,
         Inc. and Showboat  Operating  Company  in  favor
         of  IBJ  Schroder Bank & Trust Company; and Form
         of  Bond  Certificate  for  the   9 1/4%   First
         Mortgage Bonds due 2008, are incorporated herein
         by reference  to   Showboat,  Inc.'s   Form  8-K
         (file  no.  1-7123)  dated  May  18, 1993,  Item
         7(c),    Exhibit  28.01.    First   Supplemental
         Indenture  dated  July  18, 1994, for the 9 1/4%
         First Mortgage Bonds due  2008  among  Showboat,
         Inc.,   Ocean  Showboat,  Inc.,   Atlantic  City
         Showboat, Inc., Showboat Operating  Company  and
         IBJ   Schroder   Bank   &   Trust   Company   is
         incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
         Exhibit 4.02.

  4.04   Indenture  dated August 10, 1994,  for  the  13%
         Senior   Subordinated  Notes  due   2009   among
         Showboat,  Inc., Ocean Showboat, Inc.,  Atlantic
         City Showboat, Inc., Showboat Operating Company, and Marine Midland Bank; Guaranty by Ocean
         Showboat, Inc., Atlantic City Showboat, Inc. and
         Showboat  Operating

         Company in favor  of  Marine  Midland  Bank; and
         Form  of Note Certificate  for  the  13%  Senior
         Subordinated Notes due  2009,  are  incorporated
         herein by reference  to  Showboat, Inc.'s   Form
         8-K  (file  no.  1-7123)  dated August 10, 1994,
         Item 7(c), Exhibit 4.01.

 10.01   Parent  Services  Agreement dated  November  21,
         1985,  between Showboat, Inc. and Atlantic  City
         Showboat,   Inc.,  is  incorporated  herein   by
         reference to Showboat, Inc.'s Form 8-K (file no.
         1-7123)  dated  November 25,  1985,  Item  7(c),
         Exhibit   10.01.  Amendment  No.  1  to   Parent
         Services  Agreement  dated  February  1,   1987,
         between   Showboat,  Inc.  and   Atlantic   City
         Showboat,   Inc.,  is  incorporated  herein   by
         reference  to Showboat, Inc.'s Form  10-K  (file
         no.  1-7123) for the year ended June  30,  1987,
         Part   IV,   Item   14(a)(3),   Exhibit   10.17.
         Amendment  No.  2  to Parent Services  Agreement
         dated December 31, 1990, between Showboat,  Inc.
         and    Atlantic   City   Showboat,   Inc.,    is
         incorporated  herein by reference  to  Showboat,
         Inc.'s   Form   8-K  (file  no.  1-7123)   dated
         December  31,  1990, Item 7(c),  Exhibit  28.01.
         Amendment  No.  3  to Parent Services  Agreement
         dated  May 8, 1991, between Showboat,  Inc.  and
         Atlantic  City  Showboat, Inc., is  incorporated
         herein by reference to Showboat, Inc.'s Form 10-
         K   (file   no.  1-7123)  for  the  year   ended
         December  31,  1991,  Part  IV,  Item  14(a)(3),
         Exhibit  10.14.   Amendment  No.  4  to   Parent
         Services   Agreement  dated  August  17,   1993,
         between   Showboat,  Inc.  and   Atlantic   City
         Showboat,   Inc.,  is  incorporated  herein   by
         reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.11.

 10.02   Tax Allocation Agreement effective May 10, 1993,
         among   Showboat,   Inc.   and   each   of   its
         subsidiaries,   is   incorporated   herein    by
         reference  to Showboat, Inc.'s Form  10-K  (file
         no.  1-7123) for the year ended June  30,  1987,
         Part  IV,  Item 14(a)(3), Exhibit 10.11.   First
         Amendment  to Tax Allocation Agreement effective
         May 10, 1993, among Showboat, Inc. and each of its subsidiaries, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.07.

 10.03   Management  Services Agreement dated January  1,
         1989,   between  Showboat,  Inc.  and   Showboat
         Operating  Company,  is incorporated  herein  by
         reference to Showboat, Inc.'s Form 8-K (file no.
         1-7123)  dated  January  1,  1989,  Item   7(c),
         Exhibit 28.03.

 10.04 Showboat, Inc. 1989 Long Term Incentive Plan, as amended and restated on February 25, 1993, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1992, Part IV, Item 14(a)(3),
         Exhibit 10.23.

 10.05   Showboat,  Inc.  1989  Directors'  Stock  Option
         Plan, as amended and restated February 25, 1993, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1992, Part IV, Item 14(a)(3),
         Exhibit 10.27.

 10.06   Showboat,   Inc.   1994  Executive   Long   Term
         Incentive  Plan  effective  May  25,  1994,   is
         incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
         Exhibit 10.36.

 10.07   Showboat, Inc. Supplemental Executive Retirement
         Plan  effective  April 1, 1994, is  incorporated
         herein by reference to Showboat, Inc.'s Form 10-
         K   (file   no.  1-7123)  for  the  year   ended
         December  31,  1994,  Part  IV,  Item  14(a)(3),
         Exhibit 10.37.

 10.08   Showboat,   Inc.   Restoration  Plan   effective
         April   1,  1994,  is  incorporated  herein   by
         reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 10.38.

 10.09   Statement  regarding Showboat, Inc.'s  Incentive
         Bonus Plans, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1992, Part IV,
         Item 14(a)(3), Exhibit 10.12.

 10.10   Atlantic  City Showboat, Inc. Executive  Medical
         Reimbursement Plan, effective August 15, 1991, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1991, Part IV, Item 14(a)(3),
         Exhibit 10.23.

 10.11   Atlantic  City  Showboat, Inc. Executive  Health
         Examinations Plan effective January 1, 1989, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1989, Part IV, Item 14(a)(3),
         Exhibit 10.24.

 10.12   Form  of  Severance Agreement between  Showboat,
         Inc.  and  certain  executive  officer  and  key
         employees    of   Showboat,   Inc.    and    its
         subsidiaries,   is   incorporated   herein    by
         reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 10.39.

 10.13   Form   of   Indemnification  Agreement   between
         Showboat, Inc. and each director and officer  of
         Showboat,   Inc.,  is  incorporated  herein   by
         reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1987, Part

         IV, Item 14(a)(3), Exhibit 10.13.

 10.14   Warrant  Agreement dated May  6,  1994,  between
         Showboat, Inc. and DLJ Bridge Finance, Inc., is incorporated by reference from Showboat, Inc.'s
         Form  10-K (file no. 1-7123) for the year  ended
         December  31,  1993,  Part  IV,  Item  14(a)(3),
         Exhibit 99.01.

 10.15   Lease  dated January 1, 1989, between  Showboat,
         Inc.   and   Showboat  Operating   Company,   is
         incorporated  herein by reference  to  Showboat,
         Inc.'s   Form   8-K  (file  no.  1-7123)   dated
         January 1, 1989, Item 7(c), Exhibit 28.01.

 10.16   Lease  dated January 14, 1994, between Showboat,
         Inc.   and  Exber,  Inc.;  and  Sublease   dated
         November 5, 1966, between Dodd Smith and John D.
         Gaughan  and Leslie C. Schwartz, is incorporated
         herein by reference to Showboat, Inc.'s Form 10-
         K   (file   no.  1-7123)  for  the  year   ended
         December  31,  1993,  Part  IV,  Item  14(a)(3),
         Exhibit 10.39.

 10.17   Lease  of  Retail  Store No. 7 dated  April  10,
         1987,  among  Atlantic City Showboat,  Inc.,  R.
         Craig  Bird  and Debra E. Bird; and Guaranty  of
         Lease  among  Atlantic City Showboat,  Inc.,  R.
         Craig  Bird  and Debra E. Bird, are incorporated
         herein by reference to Showboat, Inc.'s Form 10-
         K   (file   no.  1-7123)  for  the  year   ended
         December  31,  1988,  Part  IV,  Item  14(a)(3),
         Exhibit 10.24.

 10.18 Promissory Note dated August 5, 1993, in the principal amount of $20,400.69 among Showboat, Inc., R. Craig Bird and Debra E. Bird, is incorporated herein by reference to Showboat, Inc.'s Form 10-K for the year ended December 31,
         1993, Part IV, Item 14(a)(3), Exhibit 10.15.

 10.19 Promissory Note dated December 31, 1993, in the principal amount of $56,801.75 between Showboat, Inc. and Frank A. Modica, is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.08.

 10.20   Ground  Lease  dated October 26,  1983,  between
         Ocean  Showboat, Inc. and Resorts International,
         Inc.,  is  incorporated herein by  reference  to
         Showboat,  Inc.'s Form 8-K (file no. 1-7123)  as
         amended  by  a Form 8 filed with the  Securities
         and  Exchange Commission on November  28,  1983.
         Assignment   and  Assumption  of  Leases   dated
         December  3, 1985, between Ocean Showboat,  Inc.
         and   Atlantic   City  Showboat,   Inc.;   First
         Amendment  to Lease Agreement dated January  15,
         1985,  between Resorts International,  Inc.  and
         Atlantic  City Showboat, Inc.; Second  Amendment
         to  Lease Agreement dated July 5, 1985,  between
         Resorts  International, Inc. and  Atlantic  City
         Showboat,  Inc.,  are
         incorporated  herein   by  reference to the Form
         10-K (file no. 1-7123) for the  year  ended June
         30, 1985,  Part  IV,  Item   14(a)(3),   Exhibit
         10.02.   Restated   Third   Amendment  to  Lease
         Agreement dated August 28, 1986, between Resorts
         International, Inc. and Atlantic City  Showboat,
         Inc., is incorporated herein by reference to the
         Form 10-K (file no. 1-7123)  for  the year ended
         June 30, 1986, Part IV,  Item  14(a)(3), Exhibit
         10.08;  Fourth   Amendment  to  Lease  Agreement
         dated   December  16,  1986,   between   Resorts
         International, Inc. and Atlantic City  Showboat,
         Inc.; Fifth Amendment to  Lease Agreement  dated
         March 2, 1987, between   Resorts  International,
         Inc. and Atlantic City  Showboat, Inc.;    Sixth
         Amendment to Lease  Agreement  dated  March  13,
         1987,  between  Resorts  International, Inc. and
         Atlantic    City   Showboat,  Inc.;    Indemnity
         Agreement dated January 15, 1985, among  Resorts
         International,  Inc.,  Atlantic  City  Showboat,
         Inc.  and  Ocean  Showboat,  Inc.;  and  Amended
         Indemnity  Agreement  dated  December  3,  1985,
         among Resorts International, Inc., Atlantic City
         Showboat,  Inc.  and Ocean Showboat,  Inc.,  are
         incorporated  herein by reference  to  Showboat,
         Inc.'s Form 10-K (file no. 1-7123) for the  year
         ended  June  30,  1987, Part IV, Item  14(a)(3),
         Exhibit   10.02;  Seventh  Amendment  to   Lease
         Agreement   dated  October  18,  1988,   between
         Resorts  International, Inc. and  Atlantic  City
         Showboat,   Inc.,  is  incorporated  herein   by
         reference to Showboat, Inc.'s Form 8-K (file no.
         1-7123)  dated  November 16,  1988,  Item  7(c),
         Exhibit   28.01;  Eighth  Amendment   to   Lease
         Agreement  between Atlantic City Showboat,  Inc.
         and  Resorts  International, Inc. International,
         Inc. dated May 18, 1993, is incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-7123) dated May 18, 1993, Item 7(c),
         Exhibit 28.06.

 10.21   Closing  Escrow  Agreement dated  September  21,
         1988,   among   Housing  Authority   and   Urban
         Redevelopment  Agency of the  City  of  Atlantic
         City, Resorts International, Inc., Atlantic City
         Showboat,   Inc.,  Trump  Taj  Mahal  Associates
         Limited  Partnership,  and  Clapp  &  Eisenberg,
         P.C.;  Agreement as to Assumption of Obligations
         with  respect to Properties dated September  21,
         1988,  among Atlantic City Showboat, Inc., Trump
         Taj  Mahal  Associates Limited  Partnership  and
         Trump Taj Mahal Realty Corp.; First Amendment of
         Agreement  as to Assumption of Obligations  with
         respect to Properties dated September 21,  1988,
         among  Atlantic City Showboat, Inc.,  Trump  Taj
         Mahal  Associates Limited Partnership and  Trump
         Taj  Mahal  Realty  Corp.; Settlement  Agreement
         dated  October  18,  1988, among  Atlantic  City
         Showboat,   Inc.,  Trump  Taj  Mahal  Associates
         Limited  Partnership,  Trump  Taj  Mahal  Realty
         Corp.,  Resorts  International,  Inc.  and   the
         Housing Authority and Urban Redevelopment Agency
         of   the   City  of  Atlantic  City;   Tri-Party
         Agreement dated October 18, 1988, among  Resorts
         International,  Inc.,  Atlantic  City  Showboat,
         Inc.   and  Trump  Taj Mahal Associates  Limited
         Partnership; Declaration of Easement and Right of Way Agreement dated October 18, 1988, between the

         Housing  Authority   and   Urban   Redevelopment
         Agency  of  the  City  of  Atlantic  City,   and
         Atlantic City Showboat, Inc.; and Certificate of
         Trump  Taj  Mahal Associates Limited Partnership
         and    Resorts   International,    Inc.    dated
         November  16, 1988, are incorporated  herein  by
         reference to Showboat, Inc.'s Form 8-K (file no.
         1-7123)  dated  November 16,  1988,  Item  7(c),
         Exhibit  28.01.  Revised  Second  Amendment   to
         Agreement as to Assumption of Obligations with respect to Properties dated May 24, 1989, among Atlantic City Showboat, Inc., Trump Taj Mahal
         Associates  Limited Partnership  and  Trump  Taj
         Mahal Realty Corp., is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1989, Part IV, Item 14(a)(3), Exhibit 10.17.

 10.22   Letter  agreement  dated  September  23,   1992,
         between  Trump Taj Mahal Associates and Atlantic
         City  Showboat, Inc.; and letter agreement dated
         October  26, 1992 to Trump Taj Mahal  Associates
         from   Atlantic   City   Showboat,   Inc.,   are
         incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1992, Part IV, Item 14(a)(3),
         Exhibit 10.24.

 10.23   Lease  dated December 22, 1994, between  Housing
         Authority and Urban Redevelopment Agency of  the
         City   of   Atlantic  City  and  Atlantic   City
         Showboat,   Inc.;   Tri-Party  Agreement   dated
         May  26, 1994, among Housing Authority and Urban
         Redevelopment  Agency of the  City  of  Atlantic
         City,  Forest City Ratner Companies and Atlantic
         City  Showboat, Inc.; Terms and Conditions  Part
         II  of  Contract  for Sale of Land  for  Private
         Redevelopment  between  Housing  Authority   and
         Urban  Redevelopment  Agency  of  the  City   of
         Atlantic City and Atlantic City Showboat,  Inc.;
         and  Rider  to  Contract for Sale  of  Land  for
         Private  Redevelopment between Housing Authority
         and  Urban Redevelopment Agency of the  City  of
         Atlantic City and Atlantic City Showboat,  Inc.,
         are   incorporated  herein   by   reference   to
         Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item
         14(a)(3), Exhibit 10.46.

 10.24   Agreement  Amending and Restating the  Tri-Party
         Agreement  Dated as of May 26, 1994,  among  the
         Housing Authority and Urban Redevelopment Agency
         of the City of Atlantic City, Forest City Ratner
         Companies  and  Atlantic  City  Showboat,   Inc.
         regarding Development of a Portion of the Uptown
         Urban  Renewal  Tract dated December  14,  1995;
         Release   and   Subordination  Agreement   dated
         December 14, 1995, between IBJ Schroder  Bank  &
         Trust  Company and Atlantic City Showboat, Inc.;
         First  Amendment  to  Leasehold  in  Pari  Passu
         Mortgage,  Assignment  of  Rents  and   Security
         Agreement and Collateral Assignment of  Easement
         Rights-Mortgage    Spreader   Agreement    dated
         December   15,   1995,  between  Atlantic   City
         Showboat,  Inc.  and NatWest

         Bank,  N.A.;   Third   Amendment  to   Leasehold
         Mortgage,  Assignment  of  Rents  and   Security
         Agreement Dated as of May 19, 1993  -   Mortgage
         Spreader  Agreement dated December   14,   1995,
         between  Atlantic   City Showboat,  Inc. and IBJ
         Schroder Bank  & Trust Company; Fourth Amendment
         to Leasehold Mortgage,  Assignment  of Rents and
         Security Agreement Dated as of May  18,  1993  -
         Release  of  Part  of   Mortgaged  Property  and
         Subordination Agreement dated December 14, 1995, between IBJ Schroder Bank & Trust Company and
         Atlantic City Showboat, Inc.

 10.25   Securities  Purchase Contract  dated  March  29,
         1988,    between    the   Casino    Reinvestment
         Development   Authority   and   Atlantic    City
         Showboat,   Inc.,  is  incorporated  herein   by
         reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1988, Part IV, Item 14(a)(3), Exhibit 10.23.

 10.26   Deed of Trust, Assignment of Rents, and Security
         Agreement dated May 18, 1993, by Showboat,  Inc.
         to Nevada Title Company in favor of IBJ Schroder
         Bank  &  Trust Company; Showboat, Inc.  Security
         and Pledge Agreement dated May 18, 1993, between
         Showboat, Inc. and the IBJ Schroder Bank & Trust
         Company;  Trademark  Security  Agreement   dated
         May  18, 1993, by Showboat, Inc. in favor of IBJ
         Schroder   Bank   &  Trust  Company;   Unsecured
         Indemnity  Agreement  dated  May  18,  1993,  by
         Showboat, Inc. in favor of IBJ Schroder  Bank  &
         Trust  Company;  and Showboat Operating  Company
         Security  Agreement dated May 18, 1993,  between
         Showboat Operating Company and IBJ Schroder Bank
         &  Trust  Company, are incorporated by reference
         to  Showboat, Inc.'s Form 8-K (file no.  1-7123)
         dated  May  18,  1993, Item  5,  Exhibit  28.02.
         Leasehold  Mortgage, Assignment  of  Rents,  and
         Security  Agreement  dated  May  18,  1993,   by
         Atlantic  City Showboat, Inc. in  favor  of  IBJ
         Schroder  Bank  & Trust Company;  Assignment  of
         Leases  and  Rents dated May 18,  1993,  between
         Atlantic  City Showboat, Inc. and  IBJ  Schroder
         Bank  & Trust Company; and Ocean Showboat,  Inc.
         Security  and  Pledge Agreement  dated  May  18,
         1993,  between  Ocean  Showboat,  Inc.  and  IBJ
         Schroder  Bank & Trust Company, are incorporated
         by  reference to Showboat, Inc.'s Form 8-K (file
         no.  1-7123)  dated  May 18,  1993,  Item  7(c),
         Exhibit 28.03.  Intercompany Note dated May  18,
         1993, in the principal amount of $215.0 million;
         Assignment  of  Lease and Rents  dated  May  18,
         1993,  between Atlantic City Showboat, Inc.  and
         Showboat, Inc.; and Issuer Collateral Assignment
         dated  May  18, 1993, by Atlantic City Showboat,
         Inc.  in  favor  of IBJ Schroder  Bank  &  Trust
         Company,   are  incorporated  by  reference   to
         Showboat, Inc.'s Form 8-K (file no. 1-7123) dated May 18, 1993, Item 7(c), Exhibit 28.04.
         Showboat Development Company Security and Pledge
         Agreement dated

         July 18, 1994,   between   Showboat  Development
         Company  and IBJ  Schroder Bank & Trust Company;
         and  Showboat   Louisiana,  Inc.  Security   and
         Pledge Agreement dated  July  18, 1994,  between
         Showboat Louisiana, Inc. and  IBJ Schroder  Bank
         &  Trust  Company,  are  incorporated  herein by
         reference to Showboat, Inc.'s  Form 10-K   (file
         no. 1-7123) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 4.02.

 10.27   First   Amendment  to  the  Leasehold  Mortgage,
         Assignment of Rents and Security Agreement dated
         July  9,  1993, between Atlantic City  Showboat,
         Inc.  and  Showboat,  Inc., is  incorporated  by
         reference to Showboat, Inc.'s Form 8-K (file no.
         1-7123)  dated July 7, 1993, Item 7(c),  Exhibit
         28.01.    First   Amendment  to  the   Leasehold
         Mortgage,  Assignment  of  Rents  and   Security
         Agreement  dated July 9, 1993, between  Atlantic
         City  Showboat,  Inc. and IBJ  Schroder  Bank  &
         Trust  Company, is incorporated by reference  to
         Showboat,  Inc.'s  Form 8-K  (file  no.  1-7123)
         dated  July  7, 1993, Item 7(c), Exhibit  28.02.
         Assignment  of  Rights  under  Agreement   dated
         July 9, 1993, by Atlantic City Showboat, Inc. in
         favor  of IBJ Schroder Bank & Trust Company,  is
         incorporated  by  reference to Showboat,  Inc.'s
         Form  8-K (file no. 1-7123) dated July 7,  1993,
         Item 7(c), Exhibit 28.03.  Form of Deed for Sale
         of  Land  for Private Redevelopment for Tract  1
         and  Tract  2  each  dated  July  7,  1993,   is
         incorporated  by  reference to Showboat,  Inc.'s
         Form  8-K (file no. 1-7123) dated July 7,  1993,
         Item  7(c),  Exhibit 28.04.  Use  and  Occupancy
         Agreement  dated July 7, 1993, between  Atlantic
         City  Housing  Authority and Urban Redevelopment
         Agency and Atlantic City Showboat, Inc., is incorporated by reference to Showboat, Inc.'s
         Form  8-K (file no. 1-7123) dated July 7,  1993,
         Item 7(c), Exhibit 28.05.

 10.28   Agreement  for  Sale  of  Partnership  interests
         dated  March  31, 1995, among Lake Pontchartrain
         Showboat,   Inc.,   Showboat  Louisiana,   Inc.,
         Showboat,  Inc., Player Riverboat, LLC,  Players
         Riverboat    Management,   Inc.   and    Players
         International, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no.
         1-7123) dated March 31, 1995, Item 7(c), Exhibit
         28.01.

 10.29   Purchase  and  Sale Agreement dated  January  4,
         1995,  between  Showboat  Star  Partnership  and
         Belle  of Orleans, L.L.C.; Assignment of  Leases
         dated  January  4, 1995, between  Showboat  Star
         Partnership  and Belle of Orleans,  L.L.C.;  and
         Sublease dated January 4, 1995, between Showboat
         Star  Partnership and Belle of Orleans,  L.L.C.,
         are   incorporated  herein   by   reference   to
         Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item
         14(a)(3), Exhibit 10.41.

 10.30 Promissory Note dated January 1, 1995, in the principal amount of $23,807,832 by Showboat
         Louisiana, Inc. in favor of Showboat, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
         Exhibit 10.43.

 10.31   Promissory  Note  dated March 2,  1995,  in  the
         principal   amount   of  $25,000,000   by   Lake
         Pontchartrain   Showboat,  Inc.   and   Showboat
         Louisiana, Inc. in favor of Showboat, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
         Exhibit 10.44.

 10.32   Casino Operations Agreement (excluding exhibits)
         dated April 22, 1994, among Leighton  Properties
         Pty Limited,  New  South  Wales  Casino  Control
         Authority,  Showboat   Australia   Pty  Limited,
         Showboat  Operating  Company,   Sydney    Casino
         Management Pty Limited,  Sydney  Harbour  Casino
         Holdings Limited, Sydney Harbour  Casino     Pty
         Limited and Sydney Harbour Casino Properties Pty
         Limited; First  Amending Deed dated  October  6,
         1994;  Second  Amending  Deed  (undated);  Third
         Amending Deed  dated  December  13, 1994; Casino
         Complex Management  Agreement  dated  April  21,
         1994, among Sydney Harbour Casino Properties Pty
         Limited,  Showboat  Australia  Pty  Limited  and
         Sydney   Casino   Management   Pty   Limited and
         Development   Agreement  dated   April  21, 1994
         between  Leighton  Properties  Pty   Limited and
         Sydney Harbour Casino Properties Pty Limited.

 10.33   Agreement   dated  September  13,  1993,   among
         Showboat, Inc., Showboat Indiana, Inc., Showboat
         Operating Company, Showboat Development Company,
         Showboat  Indiana Investment Limited Partnership
         and  Waterfront  Entertainment and  Development,
         Inc.;  and Showboat Marina Partnership Agreement
         dated   January  31,  1994,  between  Waterfront
         Entertainment and Development, Inc. and Showboat
         Investment Limited Partnership, are incorporated
         herein by reference to Showboat, Inc.'s Form 10-
         K   (file   no.  1-7123)  for  the  year   ended
         December  31,  1993,  Part  IV,  Item  14(a)(3),
         Exhibit  10.38.   Amended and Restated  Showboat
         Marina  Partnership  Agreement  dated  March  1,
         1996,   between  Waterfront  Entertainment   and
         Development,    Inc.   and   Showboat    Indiana
         Investment  Limited  Partnership;  Agreement  of
         Partnership   of   Showboat  Marina   Investment
         Partnership   dated  March  1,   1996,   between
         Showboat  Indiana Investment Limited Partnership
         and  Waterfront  Entertainment and  Development,
         Inc.;   Agreement  of  Partnership  of  Showboat
         Marina Casino Partnership dated March 1, 1996, between Showboat Marina Partnership and Showboat
         Marina Investment Partnership; Letter agreement regarding economic development dated April 8, 1994, by Showboat Marina Partnership in favor of the City of East Chicago; Letter agreement regarding economic development dated April 18, 1995, by Showboat Marina Partnership in favor of the City of East Chicago; Redevelopment Project
         Lease  dated October 19, 1995, between  Showboat
         Marina Partnership and the City of East Chicago;
         and Promissory Note dated January 1, 1996, in the principal amount of $9,316,367 by Showboat
         Indiana Investment Limited Partnership in favor of Showboat, Inc.

 10.34   Agreement  of  Limited Partnership of  Southboat
         Limited  Partnership  effective

         May  1,   1995,  between  Showboat   Lemay, Inc.
         and   Futuresouth, Inc.;   Management  Agreement
         dated May 2, 1995, between Southboat Partnership
         (a predecessor of Southboat Limited Partnership)
         and   Showboat   Operating  Company;   Trademark
         License  Agreement dated  May 2, 1995,   between
         Southboat Partnership and Showboat, Inc.;  Lease
         and   Development   Agreement  dated October 13,
         1995,  between  the   St.  Louis   County   Port
         Authority  and  Southboat  Limited  Partnership;
         Escrow    Agreement   dated   October  13, 1995,
         between  the St. Louis  County  Port  Authority,
         Southboat Limited  Partnership,  Showboat,  Inc.
         and   Boatmen's  Trust  Company;   Guarantee  of
         Minimum   Rent  dated   October  13,  1995,   by
         Showboat, Inc.; Guarantee of  Completion   dated
         October  13,  1995,   by  Showboat,  Inc.,   are
         incorporated  herein by reference  to  Showboat,
         Inc.'s   Form   8-K  (file  no.  1-7123)   dated
         October  1,  1995,  Item  7(c),  Exhibits  10.01
         through 10.06, inclusive.

 10.35   Non-Negotiable  Mortgage Promissory  Note  dated
         December  28, 1994, in the principal  amount  of
         $8,850,000, by Rockingham Venture, Inc. in favor
         of   Showboat,   Inc.;  Mortgage  and   Security
         Agreement  dated  December  28,  1994,   between
         Rockingham Venture, Inc. and Showboat, Inc.,  is
         incorporated  herein by reference  to  Showboat,
         Inc.'s Form 10-K (file no. 1-7123) for the  year
         ended December 31, 1994, Part IV, Item 14(a)(3),
         Exhibit   10.42.    Limited  Liability   Company
         Agreement of Showboat Rockingham Company, L.L.C.
         dated  July 27, 1995, among Rockingham  Venture,
         Inc.,  Showboat New Hampshire, Inc. and Showboat
         Rockingham    Company,    L.L.C.;     Management
         Agreement  dated July 27, 1995,  among  Showboat
         Rockingham  Company  L.L.C., Showboat  Operating
         Company    and    Rockingham   Venture,    Inc.;
         Administrative Services Agreement dated July 27,
         between  Showboat Operating Company and Showboat
         Rockingham   Company,  L.L.C.;   and   Trademark
         License  Agreement dated July 27, 1995,  between
         Showboat, Inc. and Showboat Rockingham  Company,
         L.L.C.

 10.36 Promissory Note dated March 19, 1995, in the principal amount of $15,000,000 by Atlantic City
         Showboat, Inc. in favor of Showboat, Inc., is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
         Exhibit 10.45.

 10.37   Operating  Agreement  dated  January  25,  1995,
         between  Showboat  Missouri, Inc.  and  Randolph
         Riverboat  Company,  Inc.; Management  Agreement
         dated   January   25,  1995,  between   Showboat
         Operating   Company   and   Randolph   Riverboat
         Company, Inc.; Administrative Services Agreement
         dated   January   25,  1995,  between   Showboat
         Operating   Company   and   Randolph   Riverboat
         Company, L.L.C.; and Trademark License Agreement
         dated  January  25, between Showboat,  Inc.  and
         Randolph   Riverboat   Company,

         L.L.C.,    are incorporated  herein by reference
         to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended December 31, 1994, Part IV,
         Item 14(a)(3),  Exhibit 10.40.  Promissory  Note
         dated January 1, 1996, in the principal amount of $5,024,470 by Showboat Missouri, Inc. in favor of Showboat, Inc.

 10.38   Loan and Guaranty Agreement dated July 14, 1995,
         among  NatWest  Bank, N.A., Showboat,  Inc.  and
         Atlantic  City  Showboat, Inc., Ocean  Showboat,
         Inc.  and  Showboat Operating Company; Revolving
         Note  dated  July  14, 1995,  in  the  principal
         amount  of  $25.0 million by Showboat,  Inc.  in
         favor  of  NatWest Bank, N.A.;  Deed  of  Trust,
         Assignment of Rents and Security Agreement dated
         July  14,1995,  by Showboat, Inc.  in  favor  of
         Nevada  Title Company for the benefit of NatWest
         Bank,  N.A.;  Leasehold in Pari Passu  Mortgage,
         Assignment of Rents and Security Agreement dated
         July 14, 1995, between NatWest Bank and Atlantic
         City  Showboat, Inc.; Assignment of  Leases  and
         Rents dated July 14, 1995, between NatWest  Bank
         and  Atlantic City Showboat, Inc.; Intercreditor
         Agreement for Pari Passu  Indebtedness  Relating
         to Atlantic City Showboat dated July  14,  1995,
         among  Showboat, Inc., Atlantic  City  Showboat,
         Inc.,  IBJ  Schroder Bank &  Trust  Company  and
         NatWest  Bank, N.A.; and Intercreditor Agreement
         for  Pari  Passu  Indebtedness Relating  to  Las
         Vegas   Showboat  dated  July  14,  1995,  among
         Showboat,  Inc.,  IBJ  Schroder  Bank  &   Trust
         Company and NatWest Bank, N.A.

 10.39 Promissory Note dated January 1, 1996, in the principal amount of $51,314,536 by Showboat
         Fifteen, Inc. in favor of Showboat, Inc.

 21.01   List of Subsidiaries.

 23.01   Consent of KPMG Peat Marwick LLP.

 27.01   Financial Data Schedule.

_______________________________
1Copies of exhibits to this Form 10-K will be furnished to any requesting security holder who furnishes the Company a list identifying the exhibits to be copied by the Company at a charge of $.25 per page.