Form 10-K/A
period 1995-12-31
SHOWBOAT INC
filed 1996-03-22
CIK 89966

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549


                           FORM 10-K/A
                        (AMENDMENT NO. 1)


(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]

     For the fiscal year               December 31, 1995
     ended

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

     For the transition period from          to


     Commission file number        1-7123

                         Showboat, Inc.
     (Exact name of registrant as specified in its charter)

           Nevada                              88-0090766
(State or other jurisdiction                (I.R.S. employer
    of incorporation or                    identification no.)
       organization)

2800 Fremont Street, Las Vegas, Nevada            89104
(Address of principal executive offices)         (Zip code)


                         (702) 385-9141
      (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

                                                  Name of each
              Title of each class                  exchange on
                                                which registered
      Common Stock, $1.00 par value, and         New York Stock
        Preferred Stock Purchase Rights             Exchange

       9 1/4% First Mortgage Bonds due 2008     New York Stock
                                                    Exchange

Securities registered pursuant to section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ ]   No [ ]

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



     The undersigned registrant hereby amends the following items, financial statements, exhibits or portions of its annual report on Form 10-K for the fiscal year ended December 31, 1995, as set forth in the pages attached hereto:

     Item 1.  Business

     Item 7.  Management's   Discussion   and   Analysis   of
              Financial Condition and Results of Operation


                             PART I

ITEM 1.  BUSINESS

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


     In April 1994, Sydney Harbour Casino Properties Pty Limited ("SHCP"), a wholly-owned subsidiary of SHCH, entered into an agreement with Leighton Properties Pty Limited ("Leighton Properties") to design and construct the interim and permanent Sydney Harbour Casino for a total of A$691.0 million. (As used in this Form 10-K, amounts in Australian dollars are denoted as "A$." As of March 15, 1996, the exchange rate was approximately $0.7744 for each A$1.00.) SHCP is currently reviewing the design of the permanent Sydney Harbour Casino with the view to improving its operational efficiency and product quality and to match the changing competitive environment. SHCP has announced project cost estimates of up to A$771.0 million, a portion of which is subject to obtaining financing, required approvals and agreements.



     Additionally, SHCP and Leighton Properties are discussing matters in relation to the administration and management of the project under the construction contract, including an accelerated completion date for the project, firming up on monetary allowances and resolution of certain claims notified by Leighton Properties to SHCP. The total development cost is subject to change based upon the outcome of these discussions. As with any construction contract, the final amount of such contract will be subject to modification based upon change orders and the occurrence of certain events such as costs associated with certain types of construction delays. No assurance can be given that the construction costs for the Sydney Harbour Casino will not exceed the announced project cost estimates.



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

                        Year Ended           Year Ended
                    DECEMBER 31, 1995     DECEMBER 31, 1994
                          (dollar amounts in thousands)
                     AMOUNT     PERCENT   AMOUNT    PERCENT

   Revenues:
     Casino<F1>       $379,494      88.5  $351,436      87.6

     Food and
     beverage           53,894      12.6    50,624      12.6

     Rooms              25,694       6.0    20,587       5.1

     Sports and
     special events      3,924       1.0     4,168       1.0

     Other<F2>           5,379       1.2     7,799       2.0

   Total gross
   revenues<F3>        468,385     109.3   434,614     108.3

   Less compli-
   mentaries<F1>        39,793       9.3    33,281       8.3

   Total net
   revenues<F3>       $428,592     100.0  $401,333     100.0


                            Year Ended
                         DECEMBER 31, 1993
                   (dollar amounts in thousands)

                      AMOUNT       PERCENT

    Revenues:

     Casino<F1>       $329,522      87.7

     Food and
     beverage           48,669      12.9

     Rooms              19,355       5.2

     Sports and
     special events      4,251       1.1

     Other<F2>           5,982       1.6

   Total gross
   revenues<F3>        407,779     108.5

   Less compli-
   mentaries<F1>        32,052       8.5

   Total net
   revenues<F3>       $375,727     100.0

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


     In April 1994, Sydney Harbour Casino Properties Pty Limited ("SHCP"), a wholly-owned subsidiary of SHCH, entered into an agreement with Leighton Properties Pty Limited ("Leighton Properties") to design and construct the interim and permanent Sydney Harbour Casino for a total of A$691.0 million. (As used in this Form 10-K, amounts in Australian dollars are denoted as "A$". As of March 15, 1996, the exchange rate was approximately $0.7744 for each A$1.00.) SHCP is currently reviewing the design of the permanent Sydney Harbour Casino with the view to improving its operational efficiency and product quality and to match the changing competitive environment. SHCP has announced project cost estimates of up to A$771.0 million, a portion of which is subject to obtaining financing, required approvals and agreements.



     Additionally, SHCP and Leighton Properties are discussing matters in relation to the administration and management of the project under the construction contract, including an accelerated completion date for the project, firming up on monetary allowances and resolution of certain claims notified by Leighton Properties to SHCP. The total development cost is subject to change based upon the outcome of these discussions. As with any construction contract, the final amount of such contract will be subject to modification based upon change orders and the occurrence of certain events such as costs associated with certain types of construction delays. No assurance can be given that the construction costs for the Sydney Harbour Casino will not exceed the announced project cost estimate.


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

     The Company through its subsidiary, Showboat Lemay, Inc. ("Showboat Lemay"), has an 80% general partner interest in
Southboat Limited Partnership ("SLP") which, subject to licensing, plans to build and operate a riverboat casino project and related facilities (the "Southboat Casino Project") on the Mississippi River near Lemay, Missouri (the "Southboat Casino Site"). On June 1, 1995, the St. Louis County Council named SLP as the preferred developer/operator for a dockside gaming facility at the Southboat Casino Site. On October 13, 1995, SLP entered into a lease agreement with the St. Louis County Port Authority ("Port Authority") for the lease of the Southboat
Casino  Site  for  a  term  of  99  years,  commencing  upon  the investigation of SLP for a Missouri gaming license and the receipt of all permits from the U.S. Army Corps of Engineers. Fees and rent for the Southboat Casino Site are payable as follows: (i) a $500,000 acceptance fee upon completion of a due diligence period; (ii) a $750,000 security deposit on the commencement date of the lease; (iii) a $2.5 million fee  on  the commencement date of the lease; (iv) a $2.5 million  fee  on  the opening date of the Southboat Casino Project; (v) rent in the amount of $2.0 million per annum payable in equal monthly installments, beginning on the commencement date and continuing until the opening of the Southboat Casino Project; and (iv) rent in the amount of the greater of 4% of adjusted gross receipts or Minimum Rent (as defined below), beginning on the opening date of the Southboat Casino Project and continuing until the expiration of the term of the lease. "Minimum Rent" means $3.0 million during the first 12-month period occurring after the opening of the Southboat Casino Project; $2.8 million during the second 12-month period; $2.6 million during the third 12-month period; $2.4 million during the fourth 12-month period; $2.2 million during the fifth 12-month period; and $2.0 million beginning on the fifth anniversary of the opening of the Southboat Casino Project and continuing through the 15th lease year ("Guarantee Period"). The Company has guaranteed SLP's payment of Minimum Rent for the Guarantee Period and SLP's timely completion of, construction of, and payment for all improvements and installations in connection with SLP's development of the Southboat Casino Project. If SLP fails to pay any monthly installment of Minimum Rent, or if the lease is terminated at any time within the Guarantee Period due to an event of default by SLP, the Company must pay either
(i) the full sum of unpaid Minimum Rent due for the remainder of the Guarantee Period, or (ii) if it posts a $2.0 million letter of credit, make monthly payments of Minimum Rent. In addition, the Company agreed to provide a Guarantee of Completion to the Port Authority which provides, in material part, that the Company will complete the construction of the Southboat Casino Project should SLP, after the commencement of work, abandon the project for a period of 30 days after receipt of notice from the Port Authority. On October 17, 1995, SLP filed its application for a gaming license with the Missouri Gaming Commission. The total cost of the Southboat Casino Project is expected to be $117.0 million. The limited partnership agreement provides that the Company's initial capital contribution is $19.5 million and that Showboat Lemay, on behalf of SLP, will arrange for a $75.0 million loan to develop the Southboat Casino Project and to arrange for equipment financing for the remaining costs of the Southboat Casino Project. The Company has also agreed to provide a loan to SLP in the amount of approximately $4.5 million to assist in the development of the Southboat Casino Project. SLP has entered into a commitment letter to receive up to $75.0 million of financing from an unrelated party for the construction of a riverboat and related site improvements subject to certain conditions. The financing commitment expires May 10, 1996. No assurance can be given that SLP will be selected for investigation for a gaming license prior to the expiration of the financing commitment. No assurance can be given that SLP will be successful in obtaining the necessary funds to finance its gaming project or that SLP will successfully obtain a casino license.

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

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 becomes effective for fiscal years beginning after December 15, 1995. The Company is currently assessing the impact of SFAS No. 121 on its financial statements.

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


                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by this undersigned, thereunto duly authorized.

REGISTRANT:              SHOWBOAT, INC.



                         By:  /s/ H. Gregory Nasky
                              H. Gregory Nasky, Executive Vice
                               President, Secretary and Director


DATE:  March 21, 1996