Form 10-Q
period 1996-03-31
SHOWBOAT INC
filed 1996-05-15
CIK 89966

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                           FORM 10-Q

 (Mark One)
 XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ---EXCHANGE ACT OF 1934

       For the quarterly period ended
                                       ---------------------------------



    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---EXCHANGE ACT OF 1934
                                                    to
    For the transition period from     ------------   -----------------

    Commission file number                   1-7123
                           -------------------------------------------
                           SHOWBOAT, INC.
      -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                NEVADA                           88-0090766
      ------------------------------       ---------------------------
       (State or other jurisdiction
      of incorporation or organization)

       2800 FREMONT STREET, LAS VEGAS NEVADA         89104-4035
      -----------------------------------------------------------------
       (Address of principal executive offices)        (Zip Code)

                           (702) 385-9123
      -----------------------------------------------------------------
          (Registrant's telephone number, including area code)

                           NOT APPLICABLE
      -----------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

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

                                                  ---     ---

                           APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock - $1 Par Value,
  and Preferred Stock Purchase Rights     16,160,830 shares outstanding
  --------------------------------     ----------------------------------





































                           SHOWBOAT, INC. AND SUBSIDIARIES
                              INDEX


  PART I        FINANCIAL INFORMATION                            Page No.

    Item 1.     Financial Statements

                Condensed Consolidated Balance Sheets -
                 March 31, 1996 and December 31, 1995                 1-2

                Condensed Consolidated Statements of Income -
                 For the three months ended March 31,
                 1996 and 1995                                        3-4

                Condensed Consolidated Statements of Cashflows -
                 For the three months ended March 31,
                 1996 and 1995                                          5

                Notes to the Condensed Consolidated Financial
                 Statements                                           6-7


    Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                       8-16


  PART II       OTHER INFORMATION

                 ITEMS 1 - 6                                        17-18

                 SIGNATURES                                            19



















Item 1Financial Statements

                           SHOWBOAT, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1996 AND DECEMBER 31, 1995


   Assets                                           1996         1995
  ---------
                                                (unaudited)
                                                     (In thousands)
Current assets:
 Cash and cash equivalents                           $74,360     $106,927

 Receivables, net                                      8,066        8,448

 Income tax receivable                                 4,148        2,076

 Inventories                                           2,815        2,808

 Prepaid expenses                                      5,247        4,728

 Current deferred income taxes                         8,469        9,744
                                                -----------  -----------
      Total current assets                           103,105      134,731
                                                -----------  -----------

 Property and equipment                              558,980      541,786
 Less accumulated depreciation
  and amortization                                  (192,153)    (186,872)
                                                --------------------------
                                                     366,827      354,914
                                                --------------------------


Other assets:
 Restricted cash and investments                     157,296        -

 Investments in unconsolidated affiliates            125,198      120,090

 Deposits and other assets                            31,386       28,911

 Debt issuance costs, net of
  accumulated amortization of $2,130,000
  and $1,860,000 at March 31, 1996 and
  December 31, 1995, respectively                     10,479       10,749
                                                --------------------------
                                                     324,359      159,750
                                                --------------------------

                                                    $794,291     $649,395
                                                ==========================

  See accompanying notes to condensed consolidated financial statements.
                                1
                           SHOWBOAT, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1996 AND DECEMBER  31, 1995
                           (continued)

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------              1996         1995

                                                (unaudited)
Current liabilities:                                 (In thousands)
 Current maturities of long-term debt                    $23          $22
 Accounts payable                                    $11,533       15,143
 Dividends payable                                       396          392
 Accrued liabilities                                  42,268       38,158
                                                --------------------------
  Total current liabilities                           54,220       53,715
                                                --------------------------

Long-term debt, excluding current maturities         532,457      392,369
                                                --------------------------

Other liabilities                                      5,253        5,028
                                                --------------------------

Deferred income taxes                                 22,073       22,319
                                                --------------------------

Minority Interest                                      2,092        2,023
                                                --------------------------
Shareholders' equity:
 Preferred stock, $1 par value; 1,000,000
  shares authorized; none issued
 Common stock, $1 par value; 50,000,000
  shares authorized; issued 15,827,735
  shares at March 31, 1996 and 15,794,578
  at December 31, 1995                                15,828       15,795
 Additional paid-in capital                           81,804       80,078
 Retained earnings                                    79,237       80,434
                                                --------------------------
                                                     176,869      176,307

 Cumulative foreign currency
  translation adjustment                               3,743          285
 Cost of common stock in treasury,
  -0- shares at March 31, 1996 and
  74,333 shares at December 31, 1995                                 (587)
 Unearned compensation for restricted stock           (2,416)      (2,064)
                                                --------------------------
   Total shareholders' equity                        178,196      173,941
                                                --------------------------

                                                    $794,291     $649,395
                                                ==========================
  See accompanying notes to condensed consolidated financial statements.
                                2

                           SHOWBOAT, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)
                           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                    1996         1995
                                                --------------------------
Revenues:
 Casino                                              $89,990      $86,847
 Food and beverage                                    12,991       12,306
 Rooms                                                 5,796        5,627
 Sports and special events                             1,048        1,055
 Management fees                                                      190
 Other                                                 1,013        1,223
                                                --------------------------
                                                     110,838      107,248
 Less complimentaries                                  8,248        8,569
                                                --------------------------
  Net revenues                                       102,590       98,679
                                                --------------------------


Operating costs and expenses:
 Casino                                               44,225       41,867
 Food and beverage                                     8,086        7,766
 Rooms                                                 2,137        2,254
 Sports and special events                               821          951
 General and administrative                           28,375       27,893
 Selling, advertising and promotion                    2,489        2,346
 Depreciation and amortization                         8,018        8,156
                                                --------------------------
                                                      94,151       91,233
                                                --------------------------


Income from operations from
 consolidated subsidiaries                             8,439        7,446

Equity in income (loss) of
 unconsolidated affiliate                                             (22)
                                                --------------------------

Income from operations                                 8,439        7,424
                                                --------------------------






                                3



                           SHOWBOAT, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)
                           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                           (continued)
                                                    1996         1995
                                                --------------------------
Income from operations                                $8,439       $7,424
                                                --------------------------
Other (income) expense:
 Interest income                                      (1,330)      (1,199)
 Interest expense                                     10,909       10,631
 Interest capitalized                                 (3,372)      (3,246)
 Gain on sale of affiliate                                         (2,558)
 Write-down of investment in affiliate                 3,902          -
 Foreign currency transaction gain                       (66)         -
                                                --------------------------
                                                      10,043        3,628
                                                --------------------------

Income (loss) before income taxes
 and minority interest                                (1,604)       3,796

Minority interest (income)                                (7)          -
                                                --------------------------
Income (loss) before income
 tax expense (benefit)                                (1,597)       3,796
                                                --------------------------

Income tax expense (benefit)                            (796)       2,013
                                                --------------------------
Net income (loss)                                      ($801)      $1,783
                                                ==========================


Weighted average shares outstanding               16,067,137   15,472,165


Net income (loss) per common and equivalent shar      ($0.05)       $0.12
                                                ==========================









  See accompanying notes to condensed consolidated financial statements.

                                4


                           SHOWBOAT, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)
                           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                    1996         1995
                                                -----------------------
Cash flows from operating activities:                 (In thousands)
   Net cash provided by operating activities         $11,081      $11,941
                                                --------------------------
Cash flows from investing activities:
 Acquisition of property and equipment               (21,769)      (6,701)
 Investments in unconsolidated
  affiliates                                          (2,911)     (28,246)
 (Advances to) repayments from
  unconsolidated affiliates                              386       10,182
 Investments in consolidated affiliates             (157,296)         -
 (Increase) decrease in deposits and
  other assets                                        (1,673)         -
 Deposit for Casino Reinvestment
  Development Authority obligation                      (981)        (823)
  Other                                                  165          (15)
                                                --------------------------
   Net cash used in investing activities            (184,079)     (25,603)
                                                --------------------------
Cash flows from financing activities:
 Principal payments of long-term debt            $            $      (-5)
 Proceeds from issuance of long-term debt            140,000          -
 Proceeds from employee stock option exercises           758          -
 Debt issuance costs                                     -            (25)
 Payment of dividends                                   (392)        (384)
 Issuance of common stock                                               5
 Minority interest contributions                          70          -
                                                --------------------------
   Net cash provided (used) by financing
    activities                                       140,431         (409)
                                                --------------------------
Net increase (decrease) in cash and
 cash equivalents                                    (32,567)     (14,071)
Cash and cash equivalents at
 beginning of period                                 106,927       90,429
Cash and cash equivalents at                    --------------------------
 end of period                                       $74,360      $76,358
                                                ==========================
Supplemental disclosures of cash flow information
 and non-cash investing and financing activities:
  Cash paid during the period for:
   Interest, net of amounts capitalized                4,494        4,241
   Income taxes                                        1,839        1,995

  Foreign currency translation adjustment              3,458       (3,907)

  See accompanying notes to condensed consolidated financial statements.
                                5


                           SHOWBOAT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS



1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

    The condensed consolidated financial statements include all domestic and foreign subsidiaries which are more than 50% owned and controlled. Investments in unconsolidated affiliates which are at least 20% owned are carried at cost plus equity in undistributed earnings or loss since acquisition. All material intercompany balances have been eliminated in consolidation.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K.

   The accompanying unaudited consolidated financial statements contain all adjustments which are only of a recurring nature, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year. Certain prior period balances have been reclassified to conform to the current period's presentation.

    On March 28, 1996 the Company's 55% owned affiliates, Showboat
  Marina Casino Partnership(SMCP) and Showboat Marina Finance Corporation
  (SMFC), issued $140.0 million, 13 1/2% First Mortgage Notes due 2003, (the "First Mortgage Notes"). The net proceeds of the First Mortgage Notes plus cash contributions by the Company are classified as restricted cash and investments in the Company's Condensed Consolidated Balance Sheet as of March 31, 1996. These funds will be used to develop a riverboat casino complex in East Chicago, Indiana to be operated on Lake Michigan.

                           SHOWBOAT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)



2.LONG-TERM DEBT

   Long-term debt increased by approximately $140.0 million from December 31, 1995 to March 31, 1996. This increase is due to the issuance of $140.0 million, 13 1/2% First Mortgage Notes, by SMCP and SMFC. SMCP and SMFC are effectively owned 55% by the Company and therefore are consolidated for financial reporting purposes. The First Mortgage Notes are due 2003 and pay interest semiannually on March 15, and September 15, of each year commencing September 15, 1996.

3.WRITE-DOWN OF INVESTMENT IN AFFILIATE

   In March 1995, the Company, with an unrelated corporation (the majority member), formed Showboat Mardi Gras, L.L.C. (SMG), to own and operate, subject to licensing, a riverboat casino near Kansas City, Missouri. The Company owns 35% of the equity of SMG. SMG was not selected by the Missouri Gaming Commission for investigation for a license. Due to a decline in the market value of the assets of SMG, as determined based on an offer for the principal asset, a riverboat, made to, and conditionally accepted by, the majority member of SMG, the Company has recorded a pre-tax write-down of $3,902,000 which is included in the 1996 Condensed Consolidated Statement of Income as write-down of investment in affiliate. This write-down includes the Company's remaining investment in SMG, and the Company has no further obligation to SMG.

Item 2Management's Discussion and Analysis of Financial Condition and Results of Operations

  GENERAL

   Showboat, Inc., and subsidiaries, collectively the Company or SBO, is an international gaming company with over 40 years of gaming experience that owns and operates the Atlantic City Showboat Casino and Hotel in Atlantic City, New Jersey, (Atlantic City Showboat), the Las Vegas Showboat, Hotel, Casino and Bowling Center in Las Vegas, Nevada (Las Vegas Showboat), owns an interest in, and manages through subsidiaries, the Sydney Harbour Casino located in Sydney, Australia and owns a 55% interest in, and will manage the East Chicago Showboat through subsidiaries which is under construction and scheduled to open in July 1997. Until March 31, 1995, the Company owned an equity interest in and managed a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana (Star Casino).

   Information contained in this quarterly report is supplemental to disclosures in the Company's year end financial reports. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the management's discussion and analysis of financial condition and results of operations included in the Company's December 31, 1995 Annual Report on Form 10-K.

   As used in this management's discussion and analysis of financial condition and results of operations, amounts in Australian dollars are denoted as "A$". As of March 29, 1996, the exchange rate was approximately $0.7825 for each A$1.00.

  MATERIAL CHANGES IN RESULTS OF OPERATIONS

  Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

  Revenues

   Net revenues for the Company increased $3.9 million or 4.0% in the first quarter 1996 compared to the same period in 1995. This increase was principally due to the $3.1 million or 3.6% increase in casino revenues in the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. Non casino revenues, which consist principally of food, beverage and room revenues were up $.6 million or 3.2% in the first quarter 1996 compared to the prior period. The $.2 million decline in management fees in the first quarter 1996 is attributed to the sale of the Star Casino in March, 1995 which paid management fees to the Company. Due to the Company's agreement to forgive the first A$19.1 million of management fees due it from Sydney Harbour Casino, the Company has not yet received management fees from the Sydney Harbour Casino. For the quarter ended March 31, 1996, approximately A$2.6 million of management fees were forgiven and approximately A$12.5 million in management fees still remain to be forgiven.

  Revenues


                                       Quarter ended March 31,
                                       (in thousands)

                               1996      1995     Variance      Percent
                           -----------------------------------------------
 Consolidated:
  Casino revenues           $      89,9 $86,847  $          3    3.6%
  Non casino revenues               20,  20,211                  3.2%
  Management fees                           190                 -100.0%
  Less complimentaries                8   8,569                  -3.7%
                           -----------------------------------------------
 Net revenues               $    102,59 $98,679  $          3    4.0%
                           -----------------------------------------------

 Atlantic City:
  Table games revenue       $      18,2 $18,663  $               -2.0%
  Slot revenues                     59,  54,516                  8.8%
  Other gaming revenue                      749                 -31.0%
                           -----------------------------------------------
 Total casino                       78,  73,928                  5.7%
                           -----------------------------------------------
  Non casino revenues               14,  14,315                  1.5%

  Less complimentaries                7   7,331                  -3.3%
 Total net revenues        -----------------------------------------------
   Atlantic City            $      85,5 $80,912  $          4    5.8%
                           -----------------------------------------------

 Las Vegas:
  Table games revenue       $        1,  $1,407  $               2.5%
  Slot revenues                       9  10,779             (   -11.9%
  Other gaming revenue                      733                  23.6%
                           -----------------------------------------------
 Total casino                       11,  12,919             (    -8.3%
                           -----------------------------------------------
  Non casino revenues                 6   5,896                  7.1%

  Less complimentaries                1   1,238                  -6.3%
 Total net revenues        -----------------------------------------------
   Las Vegas                $      17,0 $17,577        ($574)    -3.3%
                           -----------------------------------------------

  Revenues


   The Atlantic City Showboat was the principal reason for the increase in the Company's revenues during the first quarter 1996. The Atlantic City Showboat net revenues were up $4.7 million or 5.8%, principally due to a $4.8 million or 8.8% increase in slot revenue in the quarter ended March 31, 1996 over the same period in 1995. The increase in slot revenue is attributable to the addition of approximately 300 slot units and an increase in slot marketing in the first quarter 1996 compared to 1995. The Atlantic City market slot revenue increased 2.7% by comparison and there was a 6.9% increase in slot units in the first quarter 1996 compared to 1995. The decline in other gaming revenue of $.2 million or 31.0% is principally due to the decline in keno revenue during the quarter ended March 31, 1996 compared to the same quarter in the prior year. This decline is attributed to a disruption and reduction of the operation when it was moved to the main casino floor during the first quarter of 1996.

   The Las Vegas Showboat net revenues declined $.6 million or 3.3% in the first quarter 1996 compared to the first quarter 1995. This decline was principally due to a decline in slot revenue of $1.3 million or 11.9%. This decline is attributable to the loss of slot customers caused by the construction at the Las Vegas Showboat that was completed in December 1995 and the increased competition for the local market. The Company is focusing its analytical and marketing efforts on the establishment of viable marketing programs to reestablish the customer base lost during the construction period and to attract new customers. The increase in other gaming revenue of $.2 million or 23.6% in the first quarter 1996 compared to 1995 is principally due to the increase in bingo revenue resulting from marketing programs to attract bingo patrons during the first quarter 1996.

  Income From Operations

   The Company's income from operations increased $1.0 million or 13.7% in the quarter ended March 31, 1996 compared to the same period in the prior year. The improvement was due principally to the operating improvement at the Atlantic City Showboat and lower operating costs for corporate and development that were partially offset by a decline in operating results for the Las Vegas Showboat.

  Income From Operations


                                       Quarter ended March 31,
                                       (in thousands)
                               1996      1995     Variance      Percent
 Income from operations:   -----------------------------------------------
  Consolidated              $        8,  $7,424  $          1    13.7%
  Atlantic City                     13,  12,465                  7.7%
  Las Vegas                                 (54)                1461.1%
  Corporate and development          (4  (4,742)                -13.3%
  Other                                    (245)                -86.1%

 EBITDA:*
  Consolidated              $      16,4 $15,580  $               5.6%
  Atlantic City                     20,  19,497                  3.0%
  Las Vegas                               1,019                 -57.4%
  Corporate and development          (4  (4,692)                -14.4%
  Other                                    (244)                -86.1%

   *EBITDA consists of income from operations plus depreciation and amortization. Management believes EBITDA is used by many analysts, lenders and investors in evaluating certain aspects of the financial performance of the Company. EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indication of the Company's operating performance or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity and other consolidated income or cash flow statement data as determined in accordance with generally accepted accounting principles. See "Condensed Consolidated Statements of Income" and "Condensed Consolidated Statements of Cash Flows" set forth elsewhere herein.

   The Atlantic City Showboat's income from operations, before management fees, increase of $1.0 million or 7.7% is attributed to the improvement in revenue production in the first quarter 1996 compared to 1995. Operating expenses increased $3.7 million or 5.4% to $72.2 million for the March 31, 1996 quarter up from $68.4 million for the same period in the prior year. The increase in operating expenses is primarily attributed to an increased marketing cost for slot patrons of $2.5 million in response to the more aggressive competition for slot patrons in the Atlantic City market during the first quarter of 1996. General and administrative expense, principally payroll, property operations and real estate taxes related to the expanded property, increased $1.3 million in the quarter ended March 31, 1996 compared to the same period in 1995. Depreciation expense at the Atlantic City Showboat declined $.4 million or 5.4% in the first quarter 1996 compared to the same period in 1995.

  Income From Operations

   The decline in income from operations at the Las Vegas Showboat, before management fees and inter-company rent, was due principally from the decline in slot revenues during the first quarter 1996. Operating expenses remained constant during the first quarter 1996 compared to the same period in 1995.

   The decline in operating expenses for corporate and development activities in the first quarter 1996 compared to 1995 is primarily attributed to the capitalization of $.6 million of costs related to the Company's St. Louis project.

   The increase in other income from operations for the quarter ended March 31, 1996 compared to the same period in 1995 is attributed to the elimination of expenses for the Star Casino when it was sold in March of 1995. The Company realized no earnings during the quarter ended March 31, 1996, from its investment in the Sydney Harbour Casino as a result of the write-off of preopening costs. Approximately A$11.4 million of preopening costs are remaining to be written off as of March 31, 1996.

  Net income

   In the quarter ended March 31, 1996 the Company recognized a net loss of $.8 million or $.05 per share compared to net income of $1.8 million or $.12 per share for the quarter ended March 31, 1995. The March 31, 1996 net loss reflects an after tax loss of $1.9 million or $.12 per share for the write down of the Company's investment in Showboat Mardi Gras, L.L.C. (SMG). SMG was formed to develop a riverboat casino operation in Randolph, Missouri. In comparison, the first quarter of 1995 net income results included an after tax gain of $1.4 million or $.09 per share on the sale of the Star Casino.

  MATERIAL CHANGES IN FINANCIAL CONDITION

   As of March 31, 1996 the Company held cash and cash equivalents of $74.4 million compared to $106.9 million at December 31, 1995. This decline is due principally to the funding of the East Chicago project.

   On March 28, 1996 the Company's 55% owned subsidiaries, Showboat Marina Casino Partnership (SMCP) and Showboat Marina Finance Corporation (SMFC), sold $140.0 million, 13 1/2% First Mortgage Notes due 2003 (the "First Mortgage Notes"). The net proceeds of $135.1 million and the debt are included on the Company's balance sheet as of March 31, 1996. The funds were raised to support the development of the $195.0 million East Chicago Showboat riverboat casino project in East Chicago, Indiana (the "East Chicago Showboat"). The Company has funded $36.9 million to the project and has committed an additional $3.1 million to this project. The proceeds from the sale of the First Mortgage Notes and equity contributions by the Company and its partners are reflected on the Company's balance sheet as non current assets, since such funds can only be used for the acquisition of property and equipment or other purposes to benefit the East Chicago Showboat. Interest expense will be capitalized to the extent permitted under generally accepted accounting principles and as a result the Company anticipates that a portion of this expense will impact results in reporting periods preceding the opening of the East Chicago Showboat project, currently anticipated for July, 1997. As a result, for the period ended December 31, 1996, the Company anticipates that net interest expense of approximately $2.0 million to $3.0 million will be recorded.

   The First Mortgage Notes are senior secured obligations of SMCP and rank senior in right of payment to all existing and future subordinated indebtedness of SMCP and pari passu with SMCP's senior indebtedness. Terms not otherwise defined herein have the meanings assigned to them in the First Mortgage Note Indenture. The First Mortgage Notes are secured by a first lien on substantially all of SMCP's assets. The First Mortgage Note Indenture places significant restrictions on SMCP for the incurrence of additional Indebtedness, the creation of additional Liens on the Collateral securing the First Mortgage Notes, transactions with Affiliates and making Restricted Payments unless certain conditions are met. Restricted Payments include paying a management fee to the Manager of the East Chicago Showboat, an entity which is 55% owned by the Company, unless among other things, SMCP's Fixed Charge Coverage Ratio for the most recently ended four full fiscal quarters, after giving effect to such Restricted Payment must be greater than 1.5 to 1.0. To make any other Restricted Payment SMCP must meet, among other things, a Fixed Charge Coverage Ratio for the most recently ended four full fiscal quarters, after giving effect to such Restricted Payment, must be greater than 2.0 to 1.0.

   In addition, subject to certain qualifications and exceptions, the Company entered into a standby equity commitment with SMCP, pursuant to which it will cause to be made up to an aggregate of $30.0 million in additional capital contributions to SMCP if, during the first three full four fiscal quarters following the commencement of operations at the East Chicago Showboat, the project's combined cash flow
  (defined) is less than $35.0 million for any one such full four quarter period. However, in no event will the Company be required to cause to be contributed to SMCP more than $15.0 million in respect of any such full four quarter period. In addition, subject to certain qualifications and exceptions, the Company entered into a completion guarantee with SMCP to complete the East Chicago project so that it becomes operational, including the payment of all costs owing prior to such completion, up to a maximum aggregate amount of $30.0 million.
  The Company's obligation to complete the East Chicago project will be suspended during the pendency of any force majeure event or other event outside the control of the Company.

   During the three months ended March 31, 1996 the Company expended approximately $21.8 million on capital improvements at its Las Vegas and Atlantic City facilities and construction costs at the East Chicago Showboat which were funded from operations and the First Mortgage Notes. Approximately $10.7 million related to the East Chicago Showboat.

   On April 1, 1996, an affiliate of the Company, Sydney Harbour Casino Holdings Pty Limited, through its wholly owned subsidiary, Sydney Harbour Casino Properties Pty Limited, ("SHCP") renegotiated its agreement with Leighton Properties Pty Limited ("Leighton Properties") for the design and construction of the interim and permanent Sydney Harbour Casino. The renegotiated project cost is approximately A$867.2 million, a A$176.1 million increase over the April 1994 projected project cost of A$691.1 million, and includes the administration and management of the project, an accelerated completion date of December 1997, the firming up of on monetary allowances and resolution of certain claims by Leighton Properties to SHCP. The design element changes incorporated in the renegotiated contract for the permanent casino were made with a view toward improving its operational efficiency and product quality and to match the changing competitive environment. The increased project cost is being funded in part by the sale of 35,250,000 preferred ordinary shares of stock by SHCH on May 13, 1996, providing net proceeds of approximately A$64.0 million. Additional financing is being negotiated with local banks and the project expansion is subject to obtaining the additional financing and required approvals. As with any construction contract, the final amount of such contract will be subject to modification based upon change orders and the occurrence of events such as costs associated with certain types of construction delays. No assurance can be given that the construction costs for the Sydney Harbour Casino will not exceed the announced project cost estimate. The sale of the additional equity by SHCH reduced the Company's equity in the project to 24.6% from 26.3%.

   The Company is actively pursuing potential gaming opportunities in jurisdictions where gaming is legalized, as well as jurisdictions where gaming is not yet, but is expected to be legalized. There can be no assurance that legislation will be enacted in any additional jurisdictions, that any properties in which the Company may have invested will be compatible with any gaming legislation so enacted, that legalized gaming will continue to be authorized in any jurisdiction or the Company will be able to obtain the required licenses in any jurisdiction. Further, no assurance can be given that any of the announced projects under development or any unannounced projects under development will be completed, licensed or result in any significant contribution to the Company's cash flow or earnings.
  Casino gaming operations are highly regulated and new casino developments are subject to a number of risks.

   The Company through its subsidiary, Showboat Lemay, Inc. ("Showboat Lemay"), has an 80% general partner interest in Southboat Limited Partnership ("SLP") which, subject to licensing, plans to build and operate a riverboat casino project and related facilities (the "Southboat Casino Project") on the Mississippi River near Lemay, Missouri. SLP has entered into, as of this date hereof, a commitment letter to receive up to $75.0 million of financing from an unrelated party for the construction of the project subject to certain conditions. The financing commitment is for a period of 30 days with three extension periods of 30 days each at the election of the Company and three additional 30 day extension periods at the election of the Company and agreement of the unrelated party. No assurance can be given that SLP will be selected for investigation for a gaming license prior to the expiration of the current commitment letter or the available extensions. No assurance can be given that SLP will be successful in obtaining the necessary funds to finance its gaming project or that SLP will successfully obtain a casino license.

   The Company believes that it has sufficient capital resources, including its existing cash balances, cash provided by operations and existing borrowing capacity, to cover the cash requirements of its existing operations. The ability of the Company to satisfy its cash requirements, will be dependent upon the future performance of its casino hotels which will continue to be influenced by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. As the Company realizes expansion opportunities, the Company will need to make significant capital investments in such opportunities and additional financing will be required. The Company anticipates that additional funds will be obtained through loans or public offerings of equity or debt securities. Although no assurance can be made that such funds will be available or at interest rates acceptable to the Company.

   All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals therefore; changes in regulations affecting the gaming industry; the ability of the Company to comply with its Indentures for its 9 1/4% First Mortgage Bonds and 13% Senior Subordinated Indebtedness; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution the readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                           SHOWBOAT, INC. AND SUBSIDIARIES
                           PART II, OTHER INFORMATION


Item 1Legal Proceedings.

   "William H. Ahern v. Caesers World, Inc., et al.", Case No. 94-532-Civ-Orl-22, instituted on May 10, 1994 (the "Ahern Complaint") and "William Poulos v. Caesers World, Inc., et al.", Case No. 94-478-Civ-Orl-22, instituted on April 26, 1994 (the "Poulos Complaint")(collectively, the Ahern Complaint and Poulos Complaint are referred to as the Complaints"). Two individuals, each purportedly representing a class, filed Complaints in the United States District Court, Middle District of Florida, against various manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The Complaints allege that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints allege violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1.0 billion without any substantiation of that amount. The Complaints were consolidated and transferred to the United States District Court for the District of Nevada (the "Nevada District Court"). The Company filed a motion to dismiss the action based on jurisdiction, abstention and related doctrines. Various other defendants filed similar motion and motions to dismiss based on defects in the pleadings. The Nevada District Court entered an order granting the motions to dismiss based on defects in the pleadings, and denying as moot all other pending motions, including those of the Company. The Nevada District Court granted plaintiffs until May 31, 1996 within which to file an amended complaint that complies with the applicable pleading requirements. Failure to file an amended complaint will result in dismissal of the Complaints. Although the Company did not join in the motions based on defects in the pleadings, the Company believes, based on the scope of the order, that it is entitled to rely upon the conditional dismissal. Management does not know whether plaintiffs intend to file amended complaints, but believes that they will do so. Management continues to believe that the substance of the allegations in the Complaints are without merit and intends to defend vigorously the allegations.

Item 2Changes in Securities.
      Not Applicable

Item 3Defaults Upon Senior Securities.
      Not Applicable

                           SHOWBOAT, INC. AND SUBSIDIARIES
                           PART II, OTHER INFORMATION
                           (continued)


Item 4Submission of Matters to a Vote of Security Holders
      None

Item 5Other Information
      Not Applicable

Item 6Exhibits on Reports on Form 8-K

      (a)        Exhibits

   Exhibit
   No.                                 Description
   ------                  --------    -------- -----------

   10.01 Completion Guarantee dated March 28, 1996 by and between Showboat, Inc. and American Bank National Association as trustee.

   10.02 Standby Equity Commitment dated March 28, 1996, by and among Showboat Marina
                           Casino Partnership, Showboat Marina Finance
                           Corporation and Showboat, Inc.

      (b)        Reports on Form 8-K
                 None

                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Showboat, Inc.
                                                 Registrant


  DateMay 15, 1996                     s/ J. Kell Houssels, III
      ---------------------            -----------------------------------
                                       J. KELL HOUSSELS, III,
                                       President and Chief Executive
                                       Officer


  DateMay 15, 1996                     s/ R. Craig Bird
      ---------------------            -----------------------------------
                                       R. CRAIG BIRD, Executive Vice
                                       President - Finance and
                                       Administration and Chief
                                       Financial Officer