Form 10-Q
period 1996-06-30
SHOWBOAT INC
filed 1996-08-14
CIK 89966

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended
                                      ---------------------------------



   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

 Common Stock - $1 Par Value,
 and Preferred Stock Purchase Rights     16,183,950 shares outstanding
 --------------------------------     ----------------------------------





































                          SHOWBOAT, INC. AND SUBSIDIARIES
                             INDEX


 PART I        FINANCIAL INFORMATION                               Page No.

   Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets-
                June 30, 1996 and December 31, 1995                 1-2

               Condensed Consolidated Statements of Income-
                For the three months ended June 30,
                1996 and 1995                                       3-4

               Condensed Consolidated Statements of Income-
                For the six months ended June 30,
                1996 and 1995                                       5-6

               Condensed Consolidated Statements of Cash Flows -
                For the six months ended June 30,
                1996 and 1995                                       7

               Notes to the Condensed Consolidated Financial
                Statements                                          8-9


   Item 2.     Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                      10-23


 PART II       OTHER INFORMATION

                ITEMS 1 - 6                                        24-28

                SIGNATURES                                          29

                EXHIBIT INDEX                                       30













Item Financial Statements

                          SHOWBOAT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 1996 AND DECEMBER 31, 1995


  Assets                                              1996         1995
 ---------
                                                  (unaudited)
                                                       (In thousands)
Current assets:
                                                       $72,967     $106,927

                                                         8,631        8,448

                                                         6,418        2,076

                                                         2,863        2,808

                                                         6,532        4,728

                                                         7,524        9,744
                                                  -----------  -----------
     Total current assets                              104,935      134,731
                                                  -----------  -----------

                                                       584,772      541,786

 and amortization                                     (197,951)    (186,872)
                                                  --------------------------
                                                       386,821      354,914
                                                  --------------------------


Other assets:
                                                       141,796

                                                       128,665      120,090

                                                        29,906       28,911


 accumulated amortization of $2,401,000
 and $1,860,000 at June 30, 1996 and
 December 31, 1995, respectively                        10,208       10,749
                                                  --------------------------
                                                       310,575      159,750
                                                  --------------------------

                                                      $802,331     $649,395
                                                  ==========================

 See accompanying notes to condensed consolidated financial statements.
                                    1
                          SHOWBOAT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 1996 AND DECEMBER  31, 1995
                          (continued)

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------                 1996         1995

                                                   (unaudited)
Current liabilities:                                   (In thousands)
                                                           $24          $22
                                                       $12,686       15,143
                                                           404          392
                                                        40,739       37,524
                                                  --------------------------
 Total current liabilities                              53,853       53,081
                                                  --------------------------

Long-term debt, excluding current maturities           532,545      392,369
                                                  --------------------------
Other liabilities                                        6,260        5,662
                                                  --------------------------
Deferred income taxes                                   22,191       22,319
                                                  --------------------------
Minority Interest                                        1,265        2,023
                                                  --------------------------

Shareholders' equity:

 shares authorized; none issued

 shares authorized; issued 16,182,099
 shares at June 30, 1996 and 15,794,578
 at December 31, 1995                                   16,182       15,795
                                                        87,781       80,078
                                                        79,969       80,434
                                                  --------------------------
                                                       183,932      176,307


 translation adjustment                                  4,355          285

 -0- shares at June 30, 1996 and
 74,333 shares at December 31, 1995                                    (587)
                                                        (2,070)      (2,064)
                                                  --------------------------
  Total shareholders' equity                           186,217      173,941
                                                  --------------------------

  Total liabilities & shareholders' equity            $802,331     $649,395
                                                  ==========================
 See accompanying notes to condensed consolidated financial statements.

                          SHOWBOAT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (unaudited)
                          FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                      1996         1995
                                                  --------------------------
Revenues:
                                                       $95,858      $99,250
                                                        14,119       14,062
                                                         6,632        6,506
                                                           855          890
                                                         1,898        1,330
                                                  --------------------------
                                                       119,362      122,038
                                                        10,137       10,174
                                                  --------------------------
 Net revenues                                          109,225      111,864
                                                  --------------------------


Operating costs and expenses:
                                                        47,876       46,370
                                                         8,181        8,284
                                                         1,870        2,093
                                                           630          675
                                                        29,407       29,234
                                                         2,871        2,827
                                                         8,308        8,107
                                                  --------------------------
                                                        99,143       97,590
                                                  --------------------------



Income from operations                                  10,082       14,274
                                                  --------------------------

                          SHOWBOAT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (unaudited)
                          FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                          (continued)
                                                      1996         1995
                                                  --------------------------
Income from operations                                 $10,082      $14,274
                                                  --------------------------
Other (income) expense:
                                                        (3,016)      (1,691)
                                                        15,601       10,620
                                                        (3,863)      (3,321)
                                                           (18)
                                                  --------------------------
                                                         8,704        5,608
                                                  --------------------------

Income before income taxes
                                                         1,378        8,666

Minority interest (income)                                (828)
                                                  --------------------------
Income before income
                                                         2,206        8,666
                                                  --------------------------

Income tax expense                                       1,070        3,707
                                                  --------------------------
Net income                                              $1,136       $4,959
                                                  ==========================


Weighted average shares outstanding                 16,428,966   15,556,514


Net income per common and equivalent share               $0.07        $0.32
                                                  ==========================





 See accompanying notes to condensed consolidated financial statements.

                          SHOWBOAT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (unaudited)
                          FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                      1996         1995
                                                  --------------------------
Revenues:
                                                      $185,848     $186,097
                                                        27,110       26,368
                                                        12,428       12,133
                                                         1,903        1,945
                                                                        190
                                                         2,911        2,553
                                                  --------------------------
                                                       230,200      229,286
                                                        18,385       18,743
                                                  --------------------------
 Net revenues                                          211,815      210,543
                                                  --------------------------


Operating costs and expenses:
                                                        92,101       88,237
                                                        16,267       16,050
                                                         4,007        4,347
                                                         1,451        1,626
                                                        57,782       57,127
                                                         5,360        5,173
                                                        16,326       16,263
                                                  --------------------------
                                                       193,294      188,823
                                                  --------------------------


Income from operations from
                                                        18,521       21,720

Equity in (loss) of
                                                                        (22)
                                                  --------------------------

Income from operations                                  18,521       21,698
                                                  --------------------------

                          SHOWBOAT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (unaudited)
                          FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                          (continued)
                                                      1996         1995
                                                  --------------------------
Income from operations                                 $18,521      $21,698
                                                  --------------------------
Other (income) expense:
                                                        (4,346)      (2,890)
                                                        26,510       21,251
                                                        (7,235)      (6,567)
                                                                     (2,558)
                                                         3,902
                                                           (84)
                                                  --------------------------
                                                        18,747        9,236
                                                  --------------------------

Income (loss) before income taxes
                                                          (226)      12,462

Minority interest (income)                                (835)
                                                  --------------------------
Income before income
                                                           609       12,462
                                                  --------------------------

Income tax expense                                         274        5,720
                                                  --------------------------
Net income                                                $335       $6,742
                                                  ==========================


Weighted average shares outstanding                 16,213,182   15,522,432


Net income per common and equivalent share               $0.02        $0.43
                                                  ==========================









 See accompanying notes to condensed consolidated financial statements.

                          SHOWBOAT, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited)
                          FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                      1996         1995
                                                  -----------------------
Cash flows from operating activities:                (In thousands)
  Net cash provided by operating activities            $20,038      $28,606
                                                  --------------------------
Cash flows from investing activities:
                                                       (39,424)     (20,394)
                                                           307          130
                                                        (5,823)     (35,965)
                                                          (123)        (435)
                                                           -         51,366
                                                      (145,639)         -

 other assets                                              165       (2,665)

 Development Authority obligation                       (1,964)      (1,773)
 Other                                                     -            146
                                                  --------------------------
  Net cash used in investing activities               (192,501)      (9,590)
                                                  --------------------------
Cash flows from financing activities:
                                                   $            $
                                                       140,000          -
                                                         5,331          127
                                                        (6,105)         (25)
                                                          (788)        (769)
                                                            77        1,509
                                                           -           (142)
                                                  --------------------------
  Net cash provided (used) by financing
   activities                                          138,503          690
                                                  --------------------------
Net increase (decrease) in cash and
                                                       (33,960)      19,706
Cash and cash equivalents at
                                                       106,927       90,429
Cash and cash equivalents at                      --------------------------
                                                       $72,967     $110,135
                                                  ==========================
Supplemental disclosures of cash flow information

 Cash paid during the period for:
  Interest, net of amounts capitalized                  13,669       13,704
  Income taxes                                           2,524        6,876
 Foreign currency translation adjustment                 4,070       (5,957)

 See accompanying notes to condensed consolidated financial statements.

                          SHOWBOAT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS



1SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   The accompanying unaudited condensed consolidated financial statements contain all adjustments which are only of a recurring nature, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year. Certain prior period balances have been reclassified to conform to the current period's presentation.

   On March 28, 1996 the Company's 55% owned affiliates, Showboat
 Marina Casino Partnership(SMCP) and Showboat Marina Finance Corporation
 (SMFC), issued $140.0 million, 13 1/2% First Mortgage Notes due 2003, (the First Mortgage Notes). The net proceeds of the First Mortgage
 Notes plus cash contributions by the Company are classified as restricted cash and investments in the Company's Condensed Consolidated Balance Sheet. These funds are being used to develop a riverboat casino complex in East Chicago, Indiana to be operated on Lake Michigan.

                          SHOWBOAT, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (continued)



2LONG-TERM DEBT

   Long-term debt increased by approximately $140.0 million from December 31, 1995 to June 30, 1996. This increase is due to the issuance of $140.0 million, 13 1/2% First Mortgage Notes, by SMCP and SMFC. SMCP and SMFC are effectively owned 55% by the Company and therefore are consolidated for financial reporting purposes. The First Mortgage Notes are due 2003 and pay interest semiannually on March 15, and September 15, of each year commencing September 15, 1996.

3WRITE-DOWN OF INVESTMENT IN AFFILIATE

   In March 1995, the Company, with an unrelated corporation (the majority member), formed Showboat Mardi Gras, L.L.C. (SMG), to own and operate, subject to licensing, a riverboat casino near Kansas City, Missouri. The Company owns 35% of the equity of SMG. SMG was not selected by the Missouri Gaming Commission for investigation for a license. Due to a decline in the market value of the assets of SMG, principally a riverboat, the Company has recorded a pre-tax write-down of $3,902,000 which is included in the 1996 Condensed Consolidated Statement of Income as write-down of investment in affiliate.
 This write-down includes the Company's remaining investment in SMG.

Item Management's Discussion and Analysis of Financial Condition and Results of Operations

 GENERAL

    Showboat, Inc., and subsidiaries, collectively the Company or SBO, is an international gaming company with over 40 years of gaming experience that owns and operates the Atlantic City Showboat Casino and Hotel in Atlantic City, New Jersey, (Atlantic City Showboat), the Las Vegas Showboat, Hotel, Casino and Bowling Center in Las Vegas, Nevada (Las Vegas Showboat), owns an interest in, and manages through subsidiaries, the Sydney Harbour Casino located in Sydney, Australia and owns through subsidiaries a 55% interest in, and will manage, the East Chicago Showboat riverboat casino project in East Chicago, Indiana (East Chicago Showboat), which is under construction and scheduled to open in July 1997. Until March 31, 1995, the Company owned an equity interest in and managed a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana (Star Casino).

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

    As used in this management's discussion and analysis of financial condition and results of operations, amounts in Australian dollars are denoted as "A$". As of June 30, 1996, the exchange rate was approximately $0.7895 for each A$1.00.

 MATERIAL CHANGES IN RESULTS OF OPERATIONS

 Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

 Revenues

    Net revenues for the Company decreased $2.6 million or 2.4% in the second quarter 1996 compared to the same period in 1995. This decrease was principally due to the $3.4 million or 3.4% decline in casino revenues in the quarter ended June 30, 1996. Non casino revenues, which consist principally of food, beverage and room revenues were up $.7 million or 3.1% in the second quarter 1996. Due to the Company's agreement to forgive the first A$19.1 million of management fees due it from Sydney Harbour Casino, the Company has not yet received management fees from Sydney Harbour Casino. For the quarter ended
 June 30, 1996, approximately A$2.7 million of management fees were forgiven and approximately A$9.7 million in management fees still remain to be forgiven.

 Revenues


                                      Quarter ended June 30,
                                      (Unaudited)
                                      (in thousands)

                              1996       1995       Variance      Percent
                          --------------------------------------------------

 Casino revenues           $      95,8 $      99,2 $         (3    -3.4%
 Non casino revenues               23,         22,                 3.1%
 Less complimentaries              10,         10,                 -0.4%
                          --------------------------------------------------
                           $    109,22 $    111,86 $         (2    -2.4%
                          --------------------------------------------------


 Table game revenues       $      19,2    $21,715  $         (2   -11.5%
 Slot revenues                     65,     64,207                  2.3%
 Other gaming revenues                        768                 -36.6%
                          --------------------------------------------------
                           $      85,3 $      86,6 $         (1    -1.5%
                          --------------------------------------------------
                                   17,     17,329                  0.3%

                                     9      9,024                  0.5%
                          --------------------------------------------------
                           $      93,6 $      94,9 $         (1    -1.4%
                          --------------------------------------------------


 Table game revenues       $        1,     $1,244  $               -0.7%
 Slot revenues                       9     10,654             (   -15.4%
 Other gaming revenues                        662                 -67.5%
                          --------------------------------------------------
                                   10,         12,            (   -16.7%
                          --------------------------------------------------
                                     6      5,459                  12.3%

                                     1      1,150                  -7.1%
                          --------------------------------------------------
                           $      15,5 $      16,8 $         (1    -7.9%
                          --------------------------------------------------

 Revenues


    The Atlantic City Showboat's net revenues declined $1.3 million or 1.4% in the second quarter 1996 compared to the second quarter of 1995. This decline was principally due to a $2.5 million or 11.5% decrease in table game revenues. The decline in table game revenues is attributable to a decline in drop and the lower hold percent experienced of 15.3% in the second quarter of 1996 compared to 16.2% in the same period in 1995. The decline in table game revenues was partially offset by the $1.5 million increase in slot revenues in the second quarter 1996. The increase in slot revenues is attributable to approximately 450 additional slot units, an industry growth rate of 4.6% and an increase in slot marketing in the second quarter 1996 compared to the second quarter 1995. The decline in other gaming revenues of $.3 million or 36.6% is principally due to the decline in keno revenues during the quarter ended June 30, 1996.

    The Las Vegas Showboat's net revenues declined $1.3 million or 7.9% in the second quarter 1996 compared to the second quarter of 1995. This decline was principally due to a decline in slot revenue of $1.6 million or 15.4%. Management believes the decline is partially due to the loss of slot customers due to the increased competition for the local market and customers lost during the renovation project from July to December 1995. The Company is continuing to focus its efforts on the establishment of viable marketing programs to reestablish the customer base lost during the construction period and to attract new customers. Other gaming revenues declined $.4 million or 67.5% in the second quarter 1996, principally due to the decrease in bingo revenues resulting from increased competition added by a local casino during the second quarter of 1996. Non casino revenues, consisting principally of room, food, beverage and bowling increased $.7 million or 12.3%. This was primarily due to increased food and beverage revenues which coincided with new marketing programs implemented to attract patrons.


 Income From Operations

 The Company's income from operations declined $4.2 million or 29.4% in the quarter ended June 30, 1996 compared to the same period in the prior year. The decrease was due principally to a decline in income from operations at both the Atlantic City Showboat and Las Vegas Showboat. These declines were partially offset by lower operating costs for the Company's corporate and development functions.

 Income From Operations


                                      Quarter ended June 30,
                                      (Unaudited)
                                      (in thousands)
                              1996        1995      Variance      Percent
                          --------------------------------------------------
    Atlantic City          $      16,7 $      19,1 $         (2   -12.6%
    Las Vegas                       (2        355             (   -794.9%
    Corporate and
   development                      (4     (5,213)                -20.9%
   Other                                       11                 -436.4%
                          --------------------------------------------------
 Consolidated              $      10,0    $14,274  $         (4   -29.4%
                          --------------------------------------------------

    Atlantic City          $      23,3 $      26,1 $         (2   -10.6%
    Las Vegas                               1,398             (   -163.7%
    Corporate and
   development                      (4     (5,154)                -21.5%
   Other                                       11                 -436.4%
                          --------------------------------------------------
 Consolidated              $      18,3    $22,381  $         (3   -17.8%
                          --------------------------------------------------

  *EBITDA is defined as income from operations before depreciation and amortization. EBITDA should not be construed as a substitute for income from operations, net earnings (loss) and cash flows from operating activities determined in accordance with Generally Accepted Accounting Principles ("GAAP"). The Company has included EBITDA because it believes it is commonly used by certain investors and analysts to analyze and compare gaming companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.


   The Atlantic City Showboat's income from operations, before management fees, decrease of $2.4 million or 12.6% is attributable to the decline in table game revenues and increased marketing expenditures during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. Operating expenses increased $1.1 million or 1.4% to $77.0 million for the June 30, 1996 quarter up from $75.9 million for the same period in the prior year. The increase in operating expenses is primarily attributed to increased marketing costs of $2.0 million in response to aggressive competition for slot patrons in the Atlantic City market during the second quarter of 1996.

 Income From Operations

    The $2.8 million decline in income from operations at the Las Vegas Showboat before management fees and inter-company rent, was due principally to the decline in slot revenues and other gaming revenues during the second quarter 1996. Operating expenses increased $.9 million during the second quarter 1996 to $16.4 million compared to $15.5 million for the same period in 1995. The increased operating expense is due primarily to increases in advertising and marketing promotions for the casino, and an increase in depreciation due to the completion of the construction project.

    The $1.1 million decline in operating expenses for corporate and development is attributed to a reduction in the scope of development activities in the second quarter of 1996 compared to 1995. The Company capitalized $.4 million of costs related to the Company's St. Louis project in the second quarter of 1996 compared to $2.1 million capitalized for the Company's East Chicago and Randolph riverboat projects in the same quarter of 1995.

    The decrease in other income from operations for the quarter ended
 June 30, 1996 compared to the same period in 1995 is attributed to administrative expenses incurred for the Company's wholly owned subsidiary in Australia. The Company realized no earnings during the quarter ended June 30, 1996, from its investment in the Sydney Harbour Caisno as a result of the write-off of preopening costs related to the interim casino. Approximately A$11.5 million of preopening costs were written-off in the three months ended June 30, 1996 and all preopening costs have been written-off as of June 30, 1996.

 Net income

    In the quarter ended June 30, 1996 the Company recorded net income of $1.1 million or $.07 per share compared to net income of $5.0 million or $.32 per share for the quarter ended June 30, 1995. The second quarter 1996 results reflect net interest expense for the East
 Chicago, Indiana project of $.6 million or $.03 per share and a reduction of interest income of $.4 million or $.02 per share due to the investment of corporate cash in the East Chicago subsidiary.





 Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

 Revenues

  Net revenues for the Company increased $1.3 million or .6% in the first six months of 1996 compared to the same period in 1995. This increase was principally due to the $1.4 million or 3.1% increase in non casino revenues, which consist principally of food, beverage and room revenues, in the six months ended June 30, 1996 compared to the same period in 1995. The $.2 million decline in management fees in the first six months of 1996 is attributed to the sale of the Star Casino in March, 1995 which paid management fees to the Company. Due to the Company's agreement to forgive the first A$19.1 million of management fees due it from Sydney Harbour Casino, the Company has not yet received management fees from the Sydney Harbour Casino. For the six months ended June 30, 1996, approximately A$5.4 million of management fees were forgiven and approximately A$9.7 million in management fees still remain to be forgiven.



















                                   15
 Revenues


                                      Six months ended June 30,
                                      (Unaudited)
                                      (in thousands)

                              1996        1995      Variance      Percent
                          --------------------------------------------------

 Casino revenues           $    185,84   $186,097  $               -0.1%
 Non casino revenues               44,     42,999                  3.1%
 Management fees                              190                 -100.0%
 Less complimentaries              18,     18,743                  -1.9%
                          --------------------------------------------------
                           $    211,81   $210,543  $          1    0.6%
                          --------------------------------------------------


                           $      37,5    $40,378  $         (2    -7.1%
                                 125,0    118,723                  5.3%
                                     1      1,517                 -33.9%
                          --------------------------------------------------
                                 163,5    160,618                  1.8%
                          --------------------------------------------------
                                   31,     31,644                  0.8%

                                   16,     16,355                  -1.2%
                          --------------------------------------------------
                           $    179,28   $175,907  $          3    1.9%
                          --------------------------------------------------


                           $        2,     $2,651  $               1.0%
                                   18,     21,433             (   -13.6%
                                     1      1,395                 -19.6%
                          --------------------------------------------------
                                   22,     25,479             (   -12.4%
                          --------------------------------------------------
                                   12,     11,355                  9.6%

                                     2      2,388                  -6.7%
                          --------------------------------------------------
                           $      32,5    $34,446  $         (1    -5.6%
                          --------------------------------------------------

 Revenues



  The Atlantic City Showboat's net revenues were up $3.4 million or 1.9%, principally due to a $6.3 million or 5.3% increase in slot revenue in the six months ended June 30, 1996 over the same period in 1995. The increase in slot revenues is attributable to the addition of approximately 370 slot units and an increase in slot marketing in the first half 1996. The Atlantic City industry's slot revenue increased 3.7% by comparison and there was a 7.8% increase in slot units in the first half of 1996 compared to 1995. The increase in slot revenues was partially offset by a $2.9 million or 7.1% decline in table game revenues. This decline is attributable to a decline in the Company's table game market share in Atlantic City during the six months ended
 June 30, 1996. The decline in other gaming revenues of $.5 million or 33.9% is principally due to the decline in keno revenues during the six months ended June 30, 1996.


  The Las Vegas Showboat's net revenues declined $1.9 million or 5.6% in the first six months of 1996 compared to the first half of 1995. This decline was principally due to a decline in slot revenues of $2.9 million or 13.6%. Management believes the decline is partially due to the loss of slot customers due to the increased competition for the local market and customers lost during the renovation project from July to December 1995. The Company is continuing to focus its efforts on the establishment of viable marketing programs to reestablish the customer base lost during the construction period and to attract new customers. The decline in other gaming revenues of $.3 million or 19.6% in the first half of 1996 compared to 1995 is principally due to the decrease in bingo revenue during the second quarter of 1996 resulting from new competition for that market segment.


 Income From Operations

  The Company's income from operations decreased $3.2 million or 14.6% in the six months ended June 30, 1996 compared to the same period in the prior year. The decrease was due principally to a decline in income from operations at both the Atlantic City Showboat and Las Vegas Showboat. These declines were partially offset by lower operating costs for the Company's corporate and development functions.

 Income From Operations


                                      Six Months ended June 30,
                                      (Unaudited)
                                      (in thousands)
                              1996        1995      Variance      Percent
                          --------------------------------------------------

   Atlantic City           $      30,1 $      31,5 $         (1    -4.6%
   Las Vegas                        (3                        (  -1199.7%
   Corporate and
   development                      (8          (9                -17.3%
   Other                                                          -69.7%
                          --------------------------------------------------
 Consolidated              $      18,5 $      21,6 $         (3   -14.6%
                          --------------------------------------------------


   Atlantic City           $      43,4 $      45,6 $         (2    -4.8%
   Las Vegas                                     2            (   -118.9%
   Corporate and
   development                      (8          (9                -18.1%
   Other                          (71)       (233)                -69.5%
                          --------------------------------------------------
 Consolidated              $      34,8 $      37,9 $         (3    -8.2%
                          --------------------------------------------------


   *EBITDA is defined as income from operations before depreciation and amortization. EBITDA should not be construed as a substitute for income from operations, net earnings (loss) and cash flows from operating activities determined in accordance with Generally Accepted Accounting Principles ("GAAP"). The Company has included EBITDA because it believes it is commonly used by certain investors and analysts to analyze and compare gaming companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.


  The Atlantic City Showboat's income from operations, before management fees, decreased $1.4 million or 4.6% in the first half of 1996 compared to 1995. This decrease is attributed to the increased operating expenses of $4.8 million or 3.3% to $149.1 million for the first half of 1996 up from $144.3 million for the same period in the prior year. This was partially offset by the $3.4 million increase in net revenue during the first half of 1996. The increase in operating expenses is attributable to increased marketing expenses for slot patrons of $4.3 million in response to aggressive competition for slot patrons in the Atlantic City market during the first half of 1996.

 Income From Operations

  The $3.6 million decline in income from operations at the Las Vegas Showboat, before management fees and inter-company rent, was due principally to the decline in slot revenues and other gaming revenues during the six months ended June 30, 1996 compared to the same period in 1995. Operating expenses increased $1.7 million during the second half of 1996 to $35.8 million compared to $34.1 million for the same period in 1995. The increased operating expense is due primarily to increases in advertising and marketing promotions for the casino and an increase in depreciation expense due to the completion of the construction project.

   The $1.7 million decline in operating expenses for corporate and development is attributed to a reduction in the scope of development activities for the six months ended June 30, 1996 compared to 1995. The Company capitalized $1.1 million of costs related to the Company's St. Louis project in the first half of 1996 compared to $3.4 million capitalized for the Company's East Chicago and Randolph riverboat projects in the same period in 1995.

   The increase in other income from operations for the six months ended June 30, 1996 compared to the same period in 1995 is attributed to the elimination of expenses for the Star Casino when it was sold in March of 1995. The Company realized no earnings during the six months ended June 30, 1996, from its investment in the Sydney Harbour Casino as a result of the write-off of preopening costs. Approximately A$20.7 million of preopening costs were written-off in the six months ended
 June 30, 1996 and all propening costs have been written-off as of June 30, 1996.

 Net income

  In the six months ended June 30, 1996 the Company recorded net income of $.3 million or $.02 per share compared to net income of $6.7 million or $.43 per share for the six months ended June 30, 1995. Unusual items totaling $4.3 million are contributing factors to the decline in net income for the six months ended June 30, 1996 compared to June 30, 1995. The 1996 results reflect an after tax loss of $2.0 million or $.12 per share for the write down of the Company's investment in Showboat Mardi Gras, L.L.C. (SMG). SMG was formed to develop a riverboat casino operation in Randolph, Missouri. The 1996 results also reflect net interest expense for the East Chicago, Indiana project of $.6 million or $.03 per share and a reduction of interest income of $.4 million or $.02 per share due to the investment of corporate cash in the East Chicago Subsidiary. In comparison, the first six months of 1995 net income results included an after tax gain of $1.4 million or $.09 per share on the sale of the Star Casino.

 MATERIAL CHANGES IN FINANCIAL CONDITION

  As of June 30, 1996 the Company held cash and cash equivalents of $74.4 million compared to $106.9 million at December 31, 1995. This decline is due principally to the funding of the East Chicago project.

  On March 28, 1996 the Company's 55% owned subsidiaries, Showboat Marina Casino Partnership (SMCP) and Showboat Marina Finance Corporation (SMFC), sold $140.0 million, 13 1/2% First Mortgage Notes due 2003 (the "First Mortgage Notes"). The funds were raised to support the development of the $195.0 million East Chicago Showboat riverboat casino project in East Chicago, Indiana (the "East Chicago Showboat"). Interest expense incurred on the First Mortgage Notes will be capitalized to the extent permitted under generally accepted accounting principles and as a result the Company anticipates that a portion of this expense will impact results in reporting periods preceding the opening of the East Chicago Showboat project, currently anticipated for July, 1997. As a result, for the period ended December 31, 1996, the Company anticipates that net interest expense of approximately $2.0 million to $3.0 million will be recorded.


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

    In addition, subject to certain qualifications and exceptions, the Company entered into a standby equity commitment with SMCP, pursuant to which it will cause to be made up to an aggregate of $30.0 million in additional capital contributions to SMCP if, during the first three full four fiscal quarters following the commencement of operations at the East Chicago Showboat, the project's combined cash flow (defined) is less than $35.0 million for any one such full four quarter period. However, in no event will the Company be required to cause to be contributed to SMCP more than $15.0 million in respect of any such full four quarter period. In addition, subject to certain qualifications and exceptions, the Company entered into a completion guarantee with SMCP to complete the East Chicago project so that it becomes operational, including the payment of all costs owing prior to such completion, up to a maximum aggregate amount of $30.0 million.
 The Company's obligation to complete the East Chicago project will be suspended during the pendency of any force majeure event or other event outside the control of the Company. Currently, the Company believes that SMCP has sufficient resources to complete the East Chicago Showboat. However, no assurance can be given that SMCP will be able to complete the East Chicago Showboat from its available financing resources.

    During the six months ended June 30, 1996 the Company expended approximately $39.4 million on capital improvements at its Las Vegas and Atlantic City facilities (which were funded from operations) and construction costs at the East Chicago Showboat(which were principally funded from the proceeds of the First Mortgage Notes). Approximately $22.1 million of the $39.4 million related to the East Chicago Showboat.


    On April 1, 1996, an affiliate of the Company, Sydney Harbour Casino Holdings Limited, ("SHCH") through its wholly owned subsidiary, Sydney Harbour Casino Properties Pty Limited, ("SHCP") renegotiated its agreement with Leighton Properties Pty Limited ("Leighton Properties") for the design and construction of the interim and permanent Sydney Harbour Casino. The renegotiated project cost is approximately A$867.2 million, a A$176.1 million increase over the April 1994 projected project cost of A$691.1 million, and includes the administration and management of the project, an accelerated completion date of December 1997, the firming up of monetary allowances and resolution of certain claims by Leighton Properties to SHCP. The design element changes incorporated in the renegotiated contract for the permanent casino were made with a view toward improving its operational efficiency and product quality and to match the changing competitive environment. The increased project cost is being funded in part by the sale of 35,250,000 preferred ordinary shares of stock by SHCH on May 13, 1996, providing net proceeds of approximately A$64.0 million. Additional financing of A$150.0 million has been negotiated with local banks and is subject to finalizing the bank documents and obtaining required approvals. As with any construction contract, the final amount of such contract will be subject to modification based upon change orders and the occurrence of events such as costs associated with certain types of construction delays. No assurance can be given that the construction costs for the Sydney Harbour will not exceed the announced project cost estimate. The sale of the additional equity by SHCH reduced the Company's equity in the project to 24.6% from 26.3%.

  The Company through its subsidiary, Showboat Lemay, Inc. ("Showboat Lemay"), has an 80% general partner interest in Southboat Limited Partnership ("SLP") which, subject to licensing, plans to build and operate a riverboat casino project and related facilities (the
 "Southboat Casino Project") on the Mississippi River near Lemay,
 Missouri. Pursuant to the limited partnership agreement, Showboat Lemay is responsible for borrowing up to $75.0 million (the "Development Financing') on behalf of SLP. The Company has committed to use its best efforts to obtain a commitment letter for the Development Financing within 60 days after SLP is selected for investigation for a gaming license by the Missouri Gaming Commission or obtain the Development Financing within a commercially reasonable time following such selection. The Company's commitment replaced a previous commitment letter from an unrelated party. No assurance can be given that SLP will be successful in obtaining the necessary funds to finance its gaming project or that SLP will successfully obtain a casino license.


  The Company continues to examine, and if appropriate, may pursue potential gaming opportunities in jurisdictions where gaming is legalized and in other jurisdictions that, in the future, may legalize private for profit casino gaming. There can be no assurance that legislation will be enacted in any additional jurisdictions, that any properties in which the Company may have invested will be compatible with any gaming legislation so enacted, that legalized gaming will continue to be authorized in any jurisdictions or the Company will be able to obtain the required licenses in any jurisdiction. Further, no assurance can be given that any of the announced or unannounced projects under development will be completed, licensed or result in any significant contribution to the Company's cash flow or earnings. Casino gaming operations are highly regulated and new casino developments are subject to a number of risks and uncertainties, many of which are beyond the Company's control.

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

                          SHOWBOAT, INC. AND SUBSIDIARIES
                          PART II, OTHER INFORMATION


Item Legal Proceedings.

                          SHOWBOAT, INC. AND SUBSIDIARIES
                          PART II, OTHER INFORMATION
                          (continued)



 "Hyland, et al. v. Griffin Investigations, et al.", Case No. 95-CV-2236
 (JEI), instituted on May 5, 1995, in the United States District Court for the District of New Jersey (Camden Division). The Company was
 served with a First Amended Complaint on August 29, 1995.   Seventy-six
 casino operators, including the Company, and others were originally named as defendants in the action. The action, brought on behalf of "card counters," alleges that the casino operators exclude card counters from play and share information about card counters. The action is based on alleged violations of federal antitrust law, the Fair Credit Reporting Act, and various state consumer protection laws. On May 30, 1996, the Court granted defendants' motions to dismiss the plaintiffs' complaint in its entirety.



 "ITSI TV Productions, Inc. v. Bally's Grand, Inc.", et al., Case No. CV-N-90-314-HDM, instituted on June 29, 1990 in the United States
 Court, District of Nevada (the "Nevada action"). The plaintiff claims that numerous hotel-casinos, including the Company, infringed on the plaintiff's copyright by displaying to sports book customers certain horse race broadcasts. The plaintiff seeks to recover damages for copyright infringement in an unknown amount. The same factual issues were raised in an action filed in the United States District Court for the Eastern District of California (the "California action') in which the Company was not a party. The United States District Court for the District of Nevada stayed and administratively stayed the Nevada action pending resolution of the liability issues in the California action.
 The California action was tried in 1993 and therein the Court found that although the plaintiff owned the copyright, there was no infringement. The plaintiff appealed the decision of the trial court in the California action and the Ninth Circuit Court of Appeals recently affirmed that decision. No action has been taken with respect to the administrative stay imposed by the Nevada District Court in the Nevada action. Management believes that the plaintiff is not entitled to damages and intends to defend vigorously the allegations.

                          SHOWBOAT, INC. AND SUBSIDIARIES
                          PART II, OTHER INFORMATION
                          (continued)




















Item Changes in Securities
     Not Applicable

Item Defaults Upon Senior Securities.
     Not Applicable

                          SHOWBOAT, INC. AND SUBSIDIARIES
                          PART II, OTHER INFORMATION
                          (continued)

Item Submission of Matters to a Vote of Security Holders

     (a) The Company's annual meeting of shareholders was held on May 30, 1996.

     (b) Directors elected at the annual meeting for a term expiring in 1999 are as follows: George A. Zettler and Carolyn M. Sparks. The Directors continuing in office after the annual meeting are as follows: J.K. Houssels (term expires in 1998); William C. Richardson (term expires in 1998); John D. Gaughan (term expires in 1997); Jeanne S. Stewart (term expires in 1998); Frank A. Modica (term expires in 1997); H. Gregory Nasky (term expires in
     1997); and J. Kell Houssels, III (term expires in 1997).

     (c) Votes for the election of directors:

    Nominees                         For            Withheld      Abstain
    ---------------           ------------         -----------   ---------
    George A. Zettler          10,520,078           1,878,513        0
    Carolyn M. Sparks          10,513,193            1,885,398       0

     Votes for approval of amendments to the 1889 Directors' Stock
     Option Plan:
                                   For              Against      Abstain
                                                  ------------ ----------
                                  9,855,805          2,500,712    42,074

     Votes for ratification and selection of auditors for the year ended December 31, 1996:
                                                                 Broker
                              For      Against      Abstain     Non-Votes
                          -----------  -------     ---------   ----------
     KPMG Peat Marwick     12,066,792    5,671       14,152      311,976


Item Other Information
     Not applicable

                          SHOWBOAT, INC. AND SUBSIDIARIES
                          PART II, OTHER INFORMATION
                          (continued)


Item Exhibits and Reports on Form 8-K

                (a) Exhibits

     Exhibit No.                      Description
     ----------           ----------------------------------
        4.01              Indenture dated as of March 28, 1996, among
                          Showboat Marina Casino Partnership, Showboat
                          Marina Fiance Corporation, Donaldson, Lufkin
                          & Jenrette Securities Corporation, Nomura
                          Securities International, Inc., Bear, Stearns
                          & Co., Inc. and American Bank National
                          Association, as trustee, relating to the 13 1/2
                          Series A and Series B First Mortgage Notes due
                          2003.

       10.01 Escrow and Disbursement Agreement dated March 28, 1996, by and among Showboat Marina Casino Partnership, Showboat Marina Finace Corporation and Showboat, Inc.(as escrow agent and disbursement agent) and American Bank National Association, as trustee.



     (b) Reports on Form 8-K
         None

                           SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Showboat, Inc.
                                                   Registrant


 DateAugust 14, 1996                  s/ J. Kell Houssels, III
     ---------------------            --------------------------------------
                                      J. KELL HOUSSELS, III,
                                      President and Chief Executive
                                      Officer


 DateAugust 14, 1996                  s/ R. Craig Bird
     ---------------------            --------------------------------------
                                      R. CRAIG BIRD, Executive Vice
                                      President - Finance and
                                      Administration and Chief
                                      Financial Officer

                          EXHIBIT INDEX

 Exhibit No.                          Description
 ------------             ----------------------------------
   4.01 Indenture dated as of March 29,1 996, among Showboat Marina Casino Partnership, Showboat Marina Fiance Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Nomura Securities International, Inc., Bear, Stearns & Co., Inc. and American Bank National Association, as trustee, relating to the 13 1/2 Series A and Series B First Mortgage Notes due 2003.

   10.01 Escrow and Disbursement Agreement dated March 28, 1996, by amd among Showboat Marina Casino Partnership, Showboat Marina Finance Corporation and Showboat, Inc. (as escrow agent and disbursement agent) and American Bank National Association, as trustee.

   27.1         Financial Data Schedules