Form 10-Q
period 1996-09-30
SHOWBOAT INC
filed 1996-11-14
CIK 89966

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-Q

(Mark One)
XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
__ EXCHANGE ACT OF 1934

      For the quarterly period ended       September 30, 1996
                                      ---------------------------------

                              OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                      to
   For the transition period from     ------------   -----------------

   Commission file number                   1-7123
                          -------------------------------------------
                          SHOWBOAT, INC.
     -----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               NEVADA                              88-0090766
     ------------------------------       ---------------------------
      (State or other jurisdiction            (I.R.S. Employer
     of incorporation or organization)       Identification No.)

      2800 FREMONT STREET, LAS VEGAS NEVADA         89104-4035
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

 Common Stock - $1 Par Value,
 and Preferred Stock Purchase Rights    16,177,649 shares outstanding
 --------------------------------     ----------------------------------





































                          SHOWBOAT, INC. AND SUBSIDIARIES
                             INDEX


 PART I        FINANCIAL INFORMATION                               Page No.

   Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets-
                September 30, 1996 and December 31, 1995            1-2

               Condensed Consolidated Statements of Income-
                For the three months ended September 30,
                1996 and 1995                                       3-4

               Condensed Consolidated Statements of Income-
                For the nine months ended September 30,
                1996 and 1995                                       5-6

               Condensed Consolidated Statements of Cash Flows-
                For the nine months ended September 30,
                1996 and 1995                                       7

               Notes to the Condensed Consolidated Financial
                Statements                                          8-9


   Item 2.     Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                      10-22


 PART II       OTHER INFORMATION

                ITEMS 1 - 6                                        23-24

                SIGNATURES                                          25

                EXHIBIT INDEX                                       26













Item 1.  Financial Statements

                          SHOWBOAT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                               September 30,   December 31,
  Assets                                           1996            1995
 ---------
                                                  (unaudited)
                                                       (In thousands)
Current assets:
 Cash and cash equivalents                        $89,609         $106,927

 Receivables, net                                   9,763            8,448

 Income tax receivable                              2,241            2,076

 Inventories                                        2,680            2,808

 Prepaid expenses                                   5,746            4,728

 Current deferred income taxes                      8,356            9,744
                                                  -----------  -----------
     Total current assets                         118,395          134,731
                                                  -----------  -----------

 Property and equipment                           613,473          541,786
 Less accumulated depreciation
  and amortization                               (203,131)        (186,872)
                                                  --------------------------
                                                  410,342          354,914
                                                  --------------------------

Other assets:
 Restricted cash and investment                   101,591             -

 Investments in unconsolidated affiliates         133,266          120,090

 Deposits and other assets                         36,320           28,911

Debt issuance costs, net of
 accumulated amortization of $2,672,000
 and $1,860,000 at September 30, 1996 and
 December 31, 1995, respectively                    9,937           10,749
                                                  --------------------------
                                                  281,114          159,750
                                                  --------------------------

                                                 $809,851         $649,395
                                                  ==========================


 See accompanying notes to condensed consolidated financial statements.
                                    1                         (continued)

                          SHOWBOAT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND DECEMBER  31, 1995
                                       (continued)

 LIABILITIES AND SHAREHOLDERS' EQUITY          September 30,   December 31,
 ------------------------------------                 1996         1995

                                                   (unaudited)
Current liabilities:                                   (In thousands)
 Current maturities of long-term debt                  $24          $22
 Accounts payable                                   15,123       15,143
 Dividends payable                                     405          392
 Accrued liablilities                               39,626       37,524
                                                  --------------------------
 Total current liabilities                          55,178       53,081
                                                  --------------------------

Long-term debt, excluding current maturities       532,632      392,369
                                                  --------------------------
Other liabilities                                    6,617        5,662
                                                  --------------------------
Deferred income taxes                               23,457       22,319
                                                  --------------------------
Minority Interest                                      791        2,023
                                                  --------------------------

Shareholders' equity:
 Preferred stock, $1 par value; 1,000,000
 shares authorized; none issued
 Common stock, $1 par value; 50,000,000
 shares authorized; issued 16,176,049
 shares at September 30, 1996 and 15,794,578
 at December 31, 1995.                              16,176       15,795
 Additional paid-in capital                         87,688       80,078
 Retained earnings                                  84,465       80,434
                                                 --------------------------
                                                   188,329      176,307

Cumulative foreign currency
 translation adjustment                              4,543          285
Cost of common stock in treasury,
 -0- shares at September 30, 1996 and
 74,333 shares at December 31, 1995                    -           (587)
Unearned compensation for restricted stock          (1,696)      (2,064)
                                                  --------------------------
  Total shareholders' equity                       191,176      173,941
                                                  --------------------------

  Total liabilities & shareholders' equity        $809,851     $649,395
                                                  ==========================
 See accompanying notes to condensed consolidated financial statements.

                          SHOWBOAT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (unaudited)
                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (In thousands except per share data)

                                                      1996         1995
                                                  --------------------------
Revenues:
 Casino                                             $109,262     $106,741
 Food and beverage                                    16,323       15,057
 Rooms                                                 7,222        7,149
 Sports and special events                               875        1,012
 Other                                                 1,613        1,385
                                                  --------------------------
                                                     135,295      131,344
Less complimentaries                                  13,053       11,775
                                                  --------------------------
 Net revenues                                        122,242      119,569
                                                  --------------------------

Operating costs and expenses:
 Casino                                               54,035       46,871
 Food and beverage                                     8,625        8,905
 Rooms                                                 1,557        2,047
 Sports and speical eves                                 694          880
 General and administrative                           31,715       31,706
 Selling, advertising and promotion                    2,379        2,520
 Depreciation and amortization                         8,170        7,646
                                                  --------------------------
                                                     107,175      100,575
                                                  --------------------------


Income from operations from
 consolidated subsidiaries                            15,067       18,994


Equity in income of unconsolidated
affiliate                                              1,526          -
                                                  --------------------------
Income from operations                                16,593       18,994
                                                  --------------------------



                                                              (continued)

                          SHOWBOAT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (unaudited)
                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (In thousands except per share data)
                                         (continued)
                                                      1996         1995
                                                  --------------------------
Income from operations                              $16,593      $18,994
                                                  --------------------------
Other (income) expense:
 Interest income                                     (2,818)      (1,657)
 Interest expense                                    15,541       10,768
 Interest capitalized                                (4,852)      (3,349)
 Foreign currency transaction (gain)loss                  1        (267)
                                                  --------------------------
                                                      7,872        5,495
                                                  --------------------------

Income before income taxes
 and minority interest                                8,721       13,499

Minority interest (income)                             (474)         -
                                                  --------------------------
Income before income
 tax expense                                          9,195       13,499
                                                  --------------------------

Income tax expense                                    4,294        5,673
                                                  --------------------------
Net income                                           $4,901       $7,826
                                                  ==========================


Weighted average shares outstandin               16,274,570   15,730,786


Net income per common and equivalent share            $0.30        $0.50
                                                  ==========================








 See accompanying notes to condensed consolidated financial statements.

                          SHOWBOAT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (unaudited)
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (In thousands except per share data)

                                                      1996         1995
                                                  --------------------------
Revenues:
 Casino                                            $295,110     $292,838
 Food and beverage                                   43,433       41,425
 Rooms                                               19,650       19,282
 Sports and special events                            2,778        2,957
 Management fees                                        -            190
 Other                                                4,524        3,938
                                                  --------------------------
                                                    365,495      360,630
Less complimentaries                                 31,438       30,518
                                                  --------------------------
 Net revenues                                       334,057      330,112
                                                  --------------------------


Operating costs and expenses:
 Casino                                             146,136      135,108
 Food and beverage                                   24,892       24,955
 Rooms                                                5,564        6,394
 Sports and special events                            2,145        2,506
 General and administrative                          89,497       88,833
 Selling, advertising and promotion                   7,739        7,693
 Depreciation and amortization                       24,496       23,909
                                                  --------------------------
                                                    300,469      289,398
                                                  --------------------------


Income from operations from
 consolidated subsidiaries                           33,588       40,714

Equity in income (loss) of
 unconsolidated affiliate                             1,526         (22)
                                                  --------------------------

Income from operations                               35,114       40,692
                                                  --------------------------



                                                              (continued)

                          SHOWBOAT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (unaudited)
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                               (In thousands except per share data)
                                           (continued)
                                                      1996         1995
                                                  --------------------------
Income from operations                              $35,114      $40,692
                                                  --------------------------
Other (income) expense:
 Interest income                                     (7,164)      (4,547)
 Interest expense                                    42,051       32,019
 Interest capitalized                               (12,087)      (9,916)
 Gain on sale of affiliate                             -          (2,558)
 Write-down of investment in affiliate                3,902           -
 Foreign currency transaction gain                      (83)        (267)
                                                  --------------------------
                                                     26,619       14,731
                                                  --------------------------

Income before income taxes
 and minority interest                                8,495       25,961

Minority interest (income)                           (1,309)         -
                                                  --------------------------
Income before income
 tax expense                                          9,804       25,961
                                                  --------------------------

Income tax expense                                    4,568       11,393
                                                  --------------------------
Net income                                           $5,236      $14,568
                                                  ==========================


Weighted average shares outstanding              16,418,749   15,548,448


Net income per common and equivalent share            $0.32        $0.94
                                                  ==========================








 See accompanying notes to condensed consolidated financial statements.

                          SHOWBOAT, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited)
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                      1996         1995
                                                  -----------------------
Cash flows from operating activities:                (In thousands)
  Net cash provided by operating activities         $35,301      $55,508
                                                  --------------------------
Cash flows from investing activities:
 Acquisition of property and equipmen               (68,424)     (28,812)
 Proceeds from sale of equipment                        466          288
 Investments in unconsolidated affiliates            (8,735)     (39,163)
 Advances to unconsolidated affiliates               (3,990)      (3,340)
 Repayment of advances to unconsolidated affiliates   4,186        3,928
 Proceeds from sale of unconsolidated affiliates        -         51,366
 Restricted Cash and Investments                   (111,440)         -
 (Increase) decrease in deposits and
  other assets                                          251       (3,615)
Deposit for Casino Reinvestment
 Development Authority obligation                    (2,900)      (2,721)
 Other                                                  -            (42)
                                                  --------------------------
  Net cash used in investing activities            (190,586)     (22,111)
                                                  --------------------------
Cash flows from financing activities:
 Principal payments of long-term debt               $   (16)      $  (15)
 Proceeds from issuance of long-term debt           140,000            -
 Proceeds from employee stock option exercises        5,395        1,767
 Debt issuance costs                                 (6,297)        (533)
 Payment of dividends                                (1,192)      (1,154)
 Minority interest contributions                         77        1,824
 Other                                                  -           (121)
                                                  --------------------------
  Net cash provided (used) by financing
   activities                                       137,967        1,768
                                                  --------------------------
Net increase (decrease) in cash and
 cash equivalents                                   (17,318)      35,165
Cash and cash equivalents at
 beginning of period                                106,927       90,429
Cash and cash equivalents at                      --------------------------
 end of period                                      $89,609     $125,594
                                                  ==========================
Supplemental disclosures of cash flow information
and non-cash investing and financing activities:
 Cash paid during the period for:
  Interest, net of amounts capitalized              25,389       18,337
  Income taxes                                       2,209        6,867
 Foreign currency translation adjustmen              4,258       (2,154)

 See accompanying notes to condensed consolidated financial statements.
                                    7



                          SHOWBOAT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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











                                    8                     (continued)


                          SHOWBOAT, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)



2. LONG-TERM DEBT

   Long-term debt increased by approximately $140.0 million from December 31, 1995 to September 30, 1996. This increase is due to the issuance of $140.0 million, 13 1/2% First Mortgage Notes, by SMCP and SMFC. SMCP and SMFC are effectively owned 55% by the Company and therefore are consolidated for financial reporting purposes. The First Mortgage Notes are due 2003 and pay interest semiannually on March 15, and September 15, of each year commencing September 15, 1996.

3. WRITE-DOWN OF INVESTMENT IN AFFILIATE

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























                                    9


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  GENERAL

     Showboat, Inc., and subsidiaries, collectively the Company or SBO, is an international gaming company with over 40 years of gaming experience that owns and operates the Atlantic City Showboat Casino and Hotel in Atlantic City, New Jersey, (Atlantic City Showboat), the Las Vegas Showboat, Hotel, Casino and Bowling Center in Las Vegas, Nevada (Las Vegas Showboat), owns an interest in, and manages through subsidiaries, the Sydney Harbour Casino located in Sydney, Australia and owns through subsidiaries a 55% interest in, and will manage, the East Chicago Showboat riverboat casino project in East Chicago, Indiana (East Chicago Showboat), which is under construction and scheduled to open sometime in the second quarter of 1997. Until March 31, 1995, the Company owned an equity interest in and managed a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana (Star Casino).

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

     As used in this management's discussion and analysis of financial condition and results of operations, amounts in Australian dollars are denoted as "A$". As of September 30, 1996, the exchange rate was approximately $0.7916 for each A$1.00.

  MATERIAL CHANGES IN RESULTS OF OPERATIONS

  Quarter Ended September 30, 1996 Compared to Quarter Ended
  September 30, 1995.

  Revenues

     Net revenues for the Company increased $2.7 million or 2.2% in the third quarter 1996 compared to the same period in 1995. This increase was principally due to the $2.5 million or 2.4% increase in casino revenues in the quarter ended September 30, 1996. Non casino revenues, which consist principally of food, beverage and room revenues were up $1.4 million or 5.8% in the third quarter 1996. The increases in gross revenues were partially offset by the $1.3 million or 10.9% increase in complimentaries. Due to the Company's agreement to forgive the first A$19.1 million of management fees due it from Sydney Harbour Casino, the Company has not yet received management fees from Sydney Harbour Casino. For the quarter ended September 30, 1996, approximately A$2.9 million of management fees were forgiven and approximately A$6.8 million in management fees remain to be forgiven.



                                   10                          (continued)

  Revenues                                                     (continued)


                                      Quarter ended September 30,
                                      (Unaudited)
                                      (in thousands)

                              1996       1995       Variance      Percent
                          --------------------------------------------------
Consolidated:
 Casino revenues           $ 109,262   $ 106,741   $      2,521      2.4%
 Non casino revenues          26,033      24,603          1,430      5.8%
 Less complimentaries         13,053      11,775          1,278     10.9%
                          --------------------------------------------------
Net revenues Consolidated  $ 122,242   $ 119,569   $      2,673      2.2%
                          --------------------------------------------------

Atlantic City:
 Table game revenues       $   23,291     $24,075  $        (784)   -3.3%
 Slot revenues                 74,538      73,497          1,041     1.4%
 Other gaming revenues            605         781           (176)  -22.5%
                          --------------------------------------------------
Total casino                   98,434      98,353             81     0.1%
                          --------------------------------------------------
Non casino revenues            19,954     19,855              99     0.5%

Less complimentaries           11,920     10,897           1,023     9.4%
                          --------------------------------------------------
Net revenues Atlantic City  $ 106,468   $ 107,311   $       (843)   -0.8%
                          --------------------------------------------------

Las Vegas:
 Table game revenues       $     1,231       $998  $         233    23.3%
 Slot revenues                   9,484      7,225          2,259    31.3%
 Other gaming revenues             113        165            (52)  -31.5%
                          --------------------------------------------------
Total casino                    10,828      8,388          2,440    29.1%
                          --------------------------------------------------
Non casino revenues              6,079      4,748           1,331   28.0%

Less complimentaries             1,133        878             255   29.0%
                          --------------------------------------------------
Net revenues Las Vegas     $    15,774  $  12,258  $        3,516   28.7%
                          --------------------------------------------------








                                   11                      (continued)


  Revenues                                                 (continued)


    The Atlantic City Showboat's net revenues declined $.8 million or .8% in the third quarter 1996 compared to the third quarter of 1995. This decline is principally due to a $1.0 million or 9.4% increase in complimentaries. The increase in complimentaries is due principally to an increase in complimentary rooms offered to patrons in the third quarter 1996 compared to the same period in 1995. The $.8 million decline in table games revenues was offset by $1.0 million increase in slot revenues or 1.4% increase in the third quarter 1996. The Atlantic City industry's slot revenue growth slowed to .4% in the third quarter of 1996 compared to a 9.5% increase in the same quarter of 1995. The increase in slot revenues is attributable to approximately 350 additional slot units or an increase of 11.0% in the third quarter 1996 compared to the same period in 1995. The industry's slot unit growth in the third quarter 1996 was 13.1% compared to a 7.7% growth in the same quarter of 1995. The decline in other gaming revenues of $.2 million or 22.5% is principally due to the decline in keno revenues during the quarter ended September 30, 1996.


    For the quarter ended September 30, 1996 the Las Vegas Showboat's net revenues increased $3.5 million or 28.7% to $15.8 million compared to $12.3 million in the same period in 1995. The increase in total casino revenues and non casino revenues in the quarter ended
  September 30, 1996 as compared to the same period in 1995 is principally due to the increased casino and food and beverage capacity. During the third quarter of 1995, the casino was operating at approximately 60% of capacity due to the renovation project and the coffee shop was closed for a full month during the third quarter.




  Income from Operations


    The Company's income from operations declined $2.4 million or 12.6% in the quarter ended September 30, 1996 compared to the same period in the prior year. The decrease was due principally to a decline in income from operations at both the Atlantic City Showboat and Las Vegas Showboat. These declines were partially offset by a $1.5 million contribution from the Company's Australian operations and $1.0 million or 19.2% decrease in operating expenses for the Company's corporate and development functions.





                                   12                          (continued)




  Income From Operations                                       (continued)


                                      Quarter ended September 30,
                                      (Unaudited)
                                      (in thousands)

                              1996        1995      Variance      Percent
Income from operations:  --------------------------------------------------
    Atlantic City          $   23,069  $   26,727  $      (3,658)   -13.7%
    Las Vegas                  (3,671)     (2,382)        (1,289)   -54.1%
    Australia                   1,478        (48)          1,526      N/A
    Corporate and
   development                 (4,283)     (5,303)         1,020     19.2%
                          --------------------------------------------------
 Consolidated              $   16,593  $   18,994  $      (2,401)   -12.6%
                          --------------------------------------------------
EBITDA:*
    Atlantic City          $   29,600  $   33,387  $      (3,787)   -11.3%
    Las Vegas                  (2,132)     (1,456)          (676)   -46.4%
    Australia                   1,478         (48)         1,526      N/A
    Corporate and
   development                 (4,183)     (5,243)         1,060     20.2%
                          --------------------------------------------------
 Consolidated              $   24,763  $   26,640  $      (1,877)    -7.0%
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


    Atlantic City Showboat's income from operations, before management fees, decrease of $3.7 million or 13.7% is principally due to a decrease in industry revenue growth and an increase in operating expenses of $2.8 million or 3.5% to $83.4 million for the September 30, 1996 quarter up from $80.6 million for the same period in the prior year.
  The increase in operating expenses is primarily attributable to increased marketing expenses in response to aggressive competition for slot patrons in the Atlantic City market during the third quarter 1996.





                                   13                          (continued)


  Income From Operations                                       (continued)

    The $1.3 million decrease in income from operations at the Las Vegas Showboat, before management fees and inter-company rent, was due primarily to an increase in operating expenses, partially offset by the increase in net revenues. Operating expenses increased $4.8 million or 32.8% during the third quarter of 1996 to $19.4 million compared to $14.6 million for the same period in 1995. The increase in operating expenses is due principally to the increased casino and food and beverage capacity during the third quarter 1996 as compared to when the casino was under renovation in the same quarter of 1995 and an increase in marketing expenses during the quarter ended September 30, 1996.


    The $1.0 million decline in operating expenses for corporate and development is attributable to a reduction in the scope of development activities in the third quarter of 1996 compared to the same period of 1995.


  Net income

    In the quarter ended September 30, 1996 the Company recorded net income of $4.9 million or $.30 per share compared to net income of $7.8 million or $.50 per share for the quarter ended September 30, 1995. The decline in net income for the third quarter of 1996 is attributable to the $2.4 million decrease in income from operations reported in the quarter ended September 30, 1995, and a $1.6 million increase in net interest expense, due principally to the East Chicago, Indiana project financing.


  Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

  Revenues

    Net revenues for the Company increased $3.9 million or 1.2% in the first nine months of 1996 compared to the same period in 1995. The Company received no management fees in the nine months ended September 30, 1996 due to the Company's agreement to forgive the first A$19.1 million of management fees due it from Sydney Harbour Casino. For the nine months ended September 30, 1996, approximately A$8.3 million of management fees were forgiven and approximately A$6.8 million in management fees remain to be forgiven. The $.2 million management fee received in 1995 was attributable to the Company's investment in the Star Casino which was sold in March of 1995.




                                   14                          (continued)



  Revenues                                                     (continued)


                                      Nine months ended September 30,
                                      (Unaudited)
                                      (in thousands)

                              1996        1995      Variance      Percent
                          --------------------------------------------------
Consolidated:
 Casino revenues           $ 295,110     $292,838  $    2,272       0.8%
 Non casino revenues          70,385       67,602       2,783       4.1%
 Management fees                -             190        (190)   -100.0%
 Less complimentaries         31,438       30,518        (920)     -3.0%
                          --------------------------------------------------
Net revenues Consolidated  $ 334,057     $330,112   $   3,945       1.2%
                          --------------------------------------------------

Atlantic City:
Table game revenues        $   60,797     $64,453  $   (3,656)     -5.7%
Slot revenues                 199,563     192,220       7,343       3.8%
Other gaming revenues           1,608       2,298        (690)    -30.0%
                          --------------------------------------------------
Total casino                  261,968     258,971       2,997       1.2%
                          --------------------------------------------------
Non casino revenues            51,860     51,499          361       0.7%

Less complimentaries           28,077     27,252          825       3.0%
                          --------------------------------------------------
Net revenues Atlantic City  $ 285,751   $ 283,218   $   2,533       0.9%
                          --------------------------------------------------

Las Vegas:
Table game revenues       $     3,908     $3,649  $       259       7.1%
Slot revenues                  28,000     28,658         (658)     -2.3%
Other gaming revenues           1,234      1,560         (326)    -20.9%
                          --------------------------------------------------
Total casino                   33,142     33,867         (725)     -2.1%
                          --------------------------------------------------
Non casino revenues            18,525     16,103        2,422      15.0%

Less complimentaries            3,361      3,266           95       2.9%
                          --------------------------------------------------
Net revenues Las Vegas     $   48,306  $   46,704  $    1,602       3.4%
                          --------------------------------------------------







                                   15                          (continued)

  Revenues                                                     (continued)

    The Atlantic City Showboat's net revenues were up $2.5 million or .9% principally due to a $7.3 million or 3.8% increase in slot revenue in the nine months ended September 30, 1996 over the same period in 1995. The increase in slot revenue is attributable to the addition of approximately 370 slot units or 11.7% increase during the nine months ended September 30, 1996. The Atlantic City industry's slot revenue growth slowed to 2.4% in the first nine months of 1996 compared to growth of 13.4% in the same period in 1995. In addition, there was a 9.6% increase in slot units in the nine months ended September 30, 1996 compared to a slot unit growth of 11.0% in the same period of 1995.
  The increase in slot revenues for the Atlantic City Showboat was partially offset by a $3.7 million or 5.7% decrease in table game revenues. This decline is attributable to a reduction in table games marketing during the nine months ended September 30, 1996. The decline in other gaming revenues of $.7 million or 30.0% is principally due to the decline in keno revenues during the nine months ended
  September 30, 1996.



    For the nine months ended September 30, 1996 the Las Vegas Showboat net revenues increased $1.6 million or 3.4% to $48.3 million compared to $46.7 million in the same period in 1995. Although casino revenues decreased only $.7 million or 2.1% for the nine months ended September 30, 1996 compared to the same period in 1995, the 1995 net revenues reflect a reduced casino capacity in the third quarter due to the property's renovation project. The non-casino revenues increased $2.4 million or 15.0% to $18.5 million for the nine months ended September 30, 1996 compared to $16.1 million in the same period in 1995. This increase is due to the increased food and beverage capacity as compared with the same period in the prior year.


  Income From Operations

    The Company's income from operations decreased $5.6 million or 13.7% in the nine months ended September 30, 1996 compared to the same period in the prior year. The decrease was due principally to a decline in income from operations at both the Atlantic City Showboat and Las Vegas Showboat. These declines were partially offset by the $1.5 million contribution from the Company's Australian operations and the $2.9 million or 18.9% decrease in operating expenses for the Company's corporate and development functions.








                                   16                    (continued)

  Income From Operations                                 (continued)


                                      Nine Months ended September 30,
                                                         (Unaudited)
                                              (in thousands)
                              1996        1995      Variance      Percent
                          --------------------------------------------------
Income from operations:
   Atlantic City           $ 53,206  $   58,313  $   (5,107)        -8.8%
   Las Vegas                 (6,981)     (2,081)     (4,900)      -235.5%
   Australia                  1,401        (105)      1,506          N/A
   Corporate and
   development              (12,512)    (15,435)      2,923         18.9%
                          --------------------------------------------------
 Consolidated              $ 35,114  $   40,692  $   (5,578)       -13.7%
                          --------------------------------------------------

EBITDA:*
   Atlantic City           $ 73,037  $   79,010  $   (5,973)        -7.6%
   Las Vegas                 (2,589)        961      (3,550)      -369.4%
   Australia                  1,401        (105)      1,506          N/A
   Corporate and
   development              (12,239)    (15,265)      3,026         19.8%
                          --------------------------------------------------
 Consolidated              $ 59,610  $   64,601  $   (4,991)        -7.7%
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


    The Atlantic City Showboat's income from operations, before management fees, decreased $5.1 million or 8.8% in the nine months ended September 30, 1996 compared to the same period in 1995. This decrease is attributable to an increase in operating expenses of $7.6 million or 3.4% to $232.5 million and the slower industry revenue growth for the nine months ended September 30, 1996 compared to the same period in the prior year. The increase in operating expenses is primarily attributable to increased marketing expenses in response to aggressive competition for slot patrons in the Atlantic City Market during the nine months ended September 30, 1996. This was partially offset by the $2.5 million increase in net revenues for the nine months ended September 30, 1996.


                                   17                          (continued)


  Income From Operations                                       (continued)


    The $4.9 million decline in income from operations at the Las Vegas Showboat, before management fees and inter-company rent, for the nine months ended September 30, 1996 was due principally to an increase in operating expenses, partially offset by an increase in net revenues. Operating expenses increased $6.5 million during the nine months ended September 30, 1996 to $55.3 million compared to $48.8 million for the same period in 1995. The increased operating expense is due primarily to an increase in advertising and marketing promotions and an increase in all operating expenses in the third quarter of 1996 compared to the third quarter of 1995. During the third quarter of 1995, the casino was operating at approximately 60% of capacity due to the property's renovation project.


    The $2.9 million decrease in operating expenses for corporate and development is attributable to a reduction in the scope of development activities for the nine months ended September 30, 1996 compared to 1995. The Company capitalized $1.1 million of costs related to the Company's St. Louis project in the first nine months of 1996 compared to $3.7 million capitalized for the Company's East Chicago and Randolph riverboat projects in the same period in 1995.


  Net income

    In the nine months ended September 30, 1996 the Company recorded net income of $5.2 million or $.32 per share compared to net income of $14.6 million or $.94 per share for the nine months ended September 30, 1995. Unusual items totaling $5.1 million are contributing factors to the decline in net income for the nine months ended September 30, 1996 compared to September 30, 1995. The 1996 results reflect an after tax loss of $2.0 million or $.12 per share for the write down of the Company's investment in Showboat Mardi Gras, L.L.C. (SMG). SMG was formed to develop a riverboat casino operation in Randolph, Missouri.
  In comparison, the first nine months of 1995 net income results included an after tax gain of $1.4 million or $.09 per share on the sale of the Star Casino. The 1996 results also reflect net interest expense for the East Chicago, Indiana project of $.9 million or $.06 per share and a reduction of interest income of $.8 million or $.05 per share due to the investment of corporate cash in the East Chicago Subsidiary.








                                   18                     (continued)



  MATERIAL CHANGES IN FINANCIAL CONDITION

    As of September 30, 1996 the Company held cash and cash equivalents of $89.6 million compared to $106.9 million at December 31, 1995. This decline is due principally to the funding of the East Chicago project.

    On March 28, 1996 the Company's 55% owned subsidiaries, Showboat Marina Casino Partnership (SMCP) and Showboat Marina Finance Corporation (SMFC), sold $140.0 million, 13 1/2% First Mortgage Notes due 2003 (the "First Mortgage Notes"). The funds were raised to support the development of the East Chicago Showboat riverboat casino project in East Chicago, Indiana (the "East Chicago Showboat")
  Interest expense incurred on the First Mortgage Notes will be capitalized to the extent permitted under generally accepted accounting principles and as a result the Company anticipates that a portion of this expense will impact results in reporting periods preceding the opening of the East Chicago Showboat project, currently anticipated for sometime in the second quarter of 1997. As a result, for the period ended December 31, 1996, the Company anticipates that net interest expense of approximately $2.0 million to $3.0 million will be recorded.


    The First Mortgage Notes are senior secured obligations of SMCP and rank senior in right of payment to all existing and future subordinated indebtedness of SMCP and pari passu with SMCP's senior indebtedness. Terms not otherwise defined herein have the meanings assigned to them in the First Mortgage Note Indenture. The First Mortgage Notes are secured by a first lien on substantially all of SMCP's assets. The First Mortgage Note Indenture places significant restrictions on SMCP for the incurrence of additional Indebtedness, the creation of additional Liens on the Collateral securing the First Mortgage Notes, transactions with Affiliates and making Restricted Payments unless certain conditions are met. Restricted Payments include paying a management fee to the Manager of the East Chicago Showboat, an entity which is 55% owned by the Company. In order to pay the management fee, among other things, SMCP's Fixed Charge Coverage Ratio must be greater than 1.5 to 1.0 for the most recently ended four full fiscal quarters, after giving effect to such Restricted Payment. To make any other Restricted Payment SMCP must, among other things, have a Fixed Charge Coverage Ratio greater than 2.0 to 1.0 for the most recently ended four full fiscal quarters, after giving effect to such Restricted Payment.









                                   19                     (continued)



    In addition, subject to certain qualifications and exceptions, the Company entered into a standby equity commitment with SMCP, pursuant to which it will cause to be made up to an aggregate of $30.0 million in additional capital contributions to SMCP if, during the first three full four fiscal quarters following the commencement of operations at the East Chicago Showboat, the project's combined cash flow (as defined) is less than $35.0 million for any one such full four quarter period. However, in no event will the Company be required to cause to be contributed to SMCP more than $15.0 million in respect of any such full four quarter period. In addition, subject to certain qualifications and exceptions, the Company entered into a completion guarantee with SMCP to complete the East Chicago project so that it becomes operational, including the payment of all costs owing prior to such completion, up to a maximum aggregate amount of $30.0 million.
  The Company's obligation to complete the East Chicago project will be suspended during the pendency of any force majeure event or other event outside the control of the Company. The East Chicago project budget recently was increased by $5.0 million to $200.0 million to provide for an enhanced pavilion and enhanced employee training. Currently, the Company believes that SMCP has sufficient resources to complete the East Chicago Showboat. However, no assurance can be given that SMCP will be able to complete the East Chicago Showboat from its available financing resources.

    The Company's ability to make certain payments and to incur additional indebtedness is restricted due to the covenants contained in its indentures governing its 9 1/4% First Mortgage Notes due 2008 and 13% Senior Subordinated Notes due 2009. A description of these restrictions is contained in management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-k for the period ended December 31, 1995.

    During the nine months ended September 30, 1996 the Company expended approximately $68.4 million on capital improvements at its Las Vegas and Atlantic City facilities (which were funded from operations) and construction costs at the East Chicago Showboat(which were principally funded from the proceeds of the First Mortgage Notes). Approximately $48.3 million of the $68.4 million related to the East Chicago Showboat.

    On April 1, 1996, an affiliate of the Company, Sydney Harbour Casino Holdings Limited, ("SHCH") through its wholly owned subsidiary, Sydney Harbour Casino Properties Pty Limited, ("SHCP") renegotiated its agreement with Leighton Properties Pty Limited ("Leighton Properties") for the design and construction of the interim and permanent Sydney Harbour Casino. The renegotiated project cost is approximately A$867.2 million, a A$176.1 million increase over the April 1994 projected project cost of A$691.1 million, and includes the administration and management of the project, enhancement of the interior theming, an accelerated completion date of December 1997, the firming up of monetary allowances and resolution of certain claims by Leighton Properties to SHCP. The design element changes incorporated in the renegotiated


                                   20                   (continued)


  contract for the permanent casino were made with a view towerd improving its operational efficiency and product quality and to match the changing competitive environment. The increased project cost is being funded in part by the sale of 35,250,000 preferred ordinary shares of stock by SHCH on May 13, 1996, providing net proceeds of approximately A$64.0 million. Additional financing of A$150.0 million has been negotiated with local banks. Bank documents have been finalized with the banks and are awaiting final regulatory approval. As with any construction contract, the final amount of such contract will be subject to modification based upon change orders and the occurrence of events such as costs associated with certain types of construction delays. No assurance can be given that the construction costs for the Sydney Harbour will not exceed the announced project cost estimate. The sale of the additional equity by SHCH reduced the Company's equity in the project to 24.6% from 26.3%.

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



                                   21                   (continued)




    The Company believes that it has sufficient capital resources, including its existing cash balances, cash provided by operations and existing borrowing capacity, to cover the cash requirements of its existing operations. The ability of the Company to satisfy its cash requirements, will be dependent upon the future performance of its casino hotels which will continue to be influenced by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. As the Company realizes expansion opportunities, the Company will need to make significant capital investments in such opportunities and additional financing will be required. The Company anticipates that additional funds will be obtained through loans or public offerings of equity or debt securities, although no assurance can be made that such funds will be available or at interest rates acceptable to the Company.

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







                                   22



                          SHOWBOAT, INC. AND SUBSIDIARIES
                          PART II, OTHER INFORMATION

  Item 1. Legal Proceedings

    "Larry Schreier v. Caesars World, Inc. et al.", Case No. 95-923-LDG
  (RJJ), instituted on September 26, 1995, in the United States District Court for the District of Nevada, Southern District. An individual, purportedly representing a class, filed a complaint against four manufacturers, three distributors and 38 casino operators, including the Company, that manufacture, distribute or offer for play video poker and electronic slot machines. The individual allegedly intends to seek class certification of the interests he claims to represent. The complaint alleges that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $1.0 billion without any substantiation of that amount. The Company filed a motion to dismiss the complaint. The Nevada District Court entered an order granting the motions to dismiss based on defects in the pleadings, and denying as moot all other pending motions, including those of the Company. The Court granted plaintiff until September 30, 1996 within which to file an amended complaint that complies with the applicable pleading requirements. The plaintiff filed an amended complaint on or about September 30, 1996. The Company renewed its motion to dismiss based on abstention and related doctrines, and based on defects in the pleadings. Management believes that the complaint is without merit and intends to vigorously defend the allegations.

    "Global Gaming Technology, Inc. v. Trump Plaza Funding, Inc., et al.", Case No.94-2021 (JHR), instituted on May 5, 1994, in the United States District Court for the District of New Jersey. The plaintiff, Global Gaming Technology, Inc., filed a complaint against eight casino operators in Atlantic City, New Jersey. The complaint alleges a patent infringement with respect to certain of the electronic slot machines used by the defendants, including the Atlantic City Showboat. The plaintiff seeks to recover damages for copyright infringement in excess of $500 million. The manufacturers of the slot machines in question have assumed the defense and have indemnified the Atlantic City Showboat and other casinos in this matter. The manufacturers filed a complaint against the plaintiff in the United States District Court for the District of Nevada, Southern District. The United States District Court for the District of New Jersey stayed the New Jersey action pending resolution of the issues in the pending Nevada action. In September 1996, the trial of the Nevada action was held and the parties are awaiting the decision of the trial judge.


                                   23                 (continued)




                          SHOWBOAT, INC. AND SUBSIDIARIES
                          PART II, OTHER INFORMATION
                          (continued)


  Item 2. Changes in Securities
    None


  Item 3. Defaults Upon Senior Securities
    None


  Item 4. Submission of Matters to a Vote of Security Holders
    None


  Item 5. Other Information
    None


  Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

     Exhibit No.                      Description
     ----------           ----------------------------------
       10.01              Showboat, Inc. 1996 Stock Appreciation
                          Rights Plan, effective date September 3, 1996.

        27.1              Finanical Data Schedules




    (b) Reports on Form 8-K
         None












                                   24





                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Showboat, Inc.
                                                   Registrant


 Date: November 13, 1996                s/ J. Kell Houssels, III
     ---------------------            --------------------------------------
                                      J. KELL HOUSSELS, III,
                                      President and Chief Executive
                                      Officer


 Date: November 13, 1996                s/ R. Craig Bird
     ---------------------            --------------------------------------
                                      R. CRAIG BIRD, Executive Vice
                                      President - Finance and
                                      Administration and Chief
                                      Financial Officer
























                                   25




                          EXHIBIT INDEX

 Exhibit No.                          Description
 ------------             ----------------------------------
   10.01                  Showboat, Inc. 1996 Stock Appreciation
                          Rights Plan, effective date September 3, 1996.


   27.1                   Financial Data Schedules









































                                   26



                         SHOWBOAT, INC.


               1996 STOCK APPRECIATION RIGHTS PLAN


          I.   PURPOSES

           Showboat, Inc. (the "Company") desires to afford certain of its key employees and certain key employees of its subsidiaries who are responsible for the continued growth of the Company, an opportunity to participate in the growth of the Company, and thus to create in such persons an increased interest in and a greater concern for the welfare of the Company and its subsidiaries.

           The stock appreciation rights ("Rights") offered pursuant to this 1996 Stock Appreciation Rights Plan (the
 Plan) are a matter of separate inducement and are not in lieu of any salary or other compensation for the services of any key employee.

           II.  GRANT OF STOCK APPRECIATION RIGHTS
                PURSUANT TO THE PLAN

           The Company may, from time to time during the period beginning on September 3, 1996 (the "Effective Date") and ending on the tenth anniversary thereof grant Rights to certain key employees of the Company, or certain key employees of any subsidiary of the Company, under the terms hereinafter set forth. The total number of shares of common stock, $1.00 par value per share, of the Company ("Common Stock") subject to Rights which may be issued pursuant to this Plan shall not exceed 800,000, with no individual employee to receive in excess of 120,000 Rights, in both cases subject to adjustment in accordance with Article VIII of the Plan.

           III. ADMINISTRATION

           The board of directors of the Company (the "Board of Directors") shall designate from among its members a committee (the "Committee") to administer the Plan. The Committee shall consist of no less than two members of the Board of Directors, each of whom shall be an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") and any regulations promulgated thereunder, and the Committee



                               1

 shall  administer  the Plan so as to comply at all time with
 Section 162(m) of the Code. A majority of the members of the Committee shall constitute a quorum (or if the Committee consists of only two members, then both members shall constitute a quorum), and the acts of a majority of the members present at any meeting at which a quorum is present, or acts approved in writing by all members of the Committee, shall be the acts of the Committee.

           Any member of the Committee may be removed at any time with or without cause by resolution adopted by the Board of Directors and any vacancy on the Committee at any time may be filled by resolution adopted by the Board of Directors.

           Subject to and not inconsistent with the express provisions of the Plan, the Committee shall have authority, in its sole discretion, to:

           (a) determine the key employees to whom Rights shall be granted, the time when such Rights shall be granted, the number of shares of Common Stock subject to Rights, the period(s) during which such Rights shall be exercisable (whether in whole or in part), the restrictions to be applicable to Rights and all other terms and provisions thereof (which need not be identical);

           (b) require, as a condition to the granting of any Rights, that the person receiving such Rights agree not to sell or otherwise dispose of such Rights;

           (c) provide (in accordance with Article X hereof or otherwise) the establishment of a procedure whereby the necessary amounts may be withheld from the total payments made to any person upon exercise of a Right to meet the obligation of withholding for income, social security and other taxes incurred by such person upon such exercise or required to be withheld by the Company in connection with such exercise;

           (d) prescribe, amend, modify and rescind rules and regulations relating to the Plan;

           (e) make all determinations permitted or deemed necessary, appropriate or advisable for the administration of the Plan, interpret any Plan or Rights provision, perform all other acts, exercise all other powers, and establish any other procedures determined by the Committee to be necessary, appropriate or advisable in administering the Plan or for the conduct of the Committee's business. Any act of the Committee, including interpretations of the


                                 2
 provisions of the Plan or any Rights and determinations under the Plan or any Rights shall be final, conclusive and binding on all parties.

           The Committee may employ attorneys, consultants, accountants, or other persons as it may deem desirable for the administration of the Plan and may rely upon the advice, opinions or computations of any such persons. Expenses incurred by the Committee in the engagement of such persons shall be paid by the Company. No member or former member of the Committee shall be personally liable for any action, determination or interpretation made in good faith with respect to the Plan or any Rights granted hereunder.

           IV.  ELIGIBILITY; TERMS AND CONDITIONS OF
                STOCK APPRECIATION RIGHTS

           Rights may be granted only to key employees of the Company or any subsidiary of the Company. The Plan does not create a right in any person to participate in, or be granted Rights under, the Plan.

           Any   Rights   granted   hereunder  shall,  unless
 otherwise provided in such Rights, vest immediately upon the grant of such Rights.

           The exercise price of a Right shall be $24.58 in the case of the initial grant of any Rights hereunder (which shall not be less than one hundred percent (100%) of the fair market value of one share of Common Stock on the date of grant of such Right) and the exercise price of a Right granted after such initial grant shall be equal to one hundred and fifteen percent (115%) of the fair market value of one share of Common Stock on the date of grant of such Right.

           Any Right granted hereunder shall be exercisable at any time during a period of not more than thirty (30) days after the date of a Change in Control of the Company (as hereinafter defined) (the "Exercise Period"); provided, however, that a Right shall not be exercisable after the expiration of ten (10) years from the Effective Date. Any Right remaining unexercised at the earlier of (i) the expiration of ten (10) years from the Effective Date or

 Period, shall expire on such date.

           Any   Right   shall   be   exercisable   upon such
 additional terms and conditions as may from time to time be prescribed by the Committee.

           The Committee shall have the right  to accelerate,
 in  whole  or  in  part, from time to time, conditionally or
 unconditionally,  rights  to  exercise  any   Right  granted
 hereunder.

           Except as otherwise provided below or in the terms of the grant of any Right, the exercise of a Right, in the manner described in Article V below, shall entitle the holder to receive from the Company, cash, in an aggregate amount equal to the excess, if any, of fair market value per share of Common Stock on the date of the Change in Control of the Company over the exercise price of the Right as specified in such Right.

           For purposes of the Plan, "fair market value," with respect to any date of determination, means:

           (i) if the shares of Common Stock are listed or admitted to trading on a national securities exchange in the United States or reported through the NASDAQ Stock Market ("NASDAQ"), then the closing sale price on such exchange or NASDAQ on such date or, if no trading occurred or quotations were available on such date, then on the closest preceding date on which the shares of Common Stock were traded or quoted; or

           (ii) if not so listed or reported but an active public market for the shares of Common Stock exists (as determined in the sole discretion of the Committee, whose decision shall be conclusive and binding), then the average of the closing bid and ask quotations per share of Common Stock in the over-the-counter market for such shares of Common Stock in the United States on such date or, if no such quotations are available on such date, then on the closest date preceding such date. For purposes of the foregoing, a market in which trading is sporadic and the ask quotations generally exceed the bid quotations by more than 15% shall not be deemed to be an "active public market"; or

           (iii) in the case of a Change in Control of the Company, (A) the highest price per share of Common Stock paid by the "person" described in clause (a) of the definition of "Change in Control of the Company", (B) the fair market value per share of Common Stock (determined as provided in (i) and (ii) above) on the date of a transaction described in clause (b) of the definition of Change in Control of the Company and (C) the amount of cash (or the fair market value of other property, as determined by the Committee in its sole discretion) paid per share of Common Stock in the case of a transaction described in clause (c) of the definition of "Change in Control of the Company".

           If the Committee determines that an active public market does not exist for the shares of Common Stock, or in the case of a determination to be made by the Committee pursuant to (iii) above, the Committee shall determine the fair market value of the shares of Common Stock in its good faith judgment based on the total number of shares of Common Stock then outstanding, taking into account all outstanding options, warrants, rights or other securities exercisable or exchangeable for, or convertible into, shares of Common Stock.

           For purposes of the Plan, a "Change in Control of the Company" shall occur (a) if any person or other entity, including any person as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") becomes the beneficial owner, as defined in Rule 13d-3 of the Exchange Act, directly or indirectly, of more than fifty percent (50%) of the total combined voting power of all classes of capital stock of the Company normally entitled to vote for the election of directors of the Company (the "Voting Stock"), (b) upon the closing of the sale of all or substantially all of the property or assets of the Company or (c) upon the closing of a consolidation or merger of the Company with another corporation, the consummation of which results in the stockholders of the Company immediately before the occurrence of the consolidation or merger owning, in the aggregate, less than 50% of the Voting Stock of the surviving entity.

           In the event that any payment or benefit received or to be received by a holder of a Right pursuant to the terms of this Plan or the Rights (the "Rights Payments") or of any other plan, arrangement or agreement of the Company (or any affiliate) ("Other Payments" and, together with the Rights Payments, the "Payments") would, in the opinion of independent tax counsel selected by the Company and reasonably acceptable to the employee ("Tax Counsel"), be subject to the excise tax (the "Excise Tax") imposed by section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (in whole or in part), as determined as provided below, the Rights Payments shall be reduced (but not below zero) until no portion of the Payments would be subject to the Excise Tax. For purposes of this limitation, which the employee shall have effectively waived in writing shall be taken into account, (ii) only the portion of the Payments which in the opinion of Tax Counsel constitute a parachute payment within the meaning of Section 280G(b)(2) of the Code shall be taken into account, (iii) the Payments shall be reduced only to the extent necessary so that the Payments would not be subject to the Excise Tax, in the opinion of Tax Counsel, and (iv) the value of any noncash benefit or any deferred payment or benefit included in such payments shall be determined in accordance with the principles of Sections 280G(d)(3) and (4) of the Code.

           V.   EXERCISE OF STOCK APPRECIATION RIGHTS

           A holder shall exercise a Right by submitting to the Company at its principal office a written notice (the
 Notice) specifying the number of Rights being exercised and the exercise price(s) of such Rights.

           Except as otherwise provided herein, the exercise of a Right shall entitle the holder to receive from the Company, within ten (10) business days of the date of receipt of the Notice by the Company at its principal office, an amount of cash determined as set forth in
 Article IV hereof.

           VI.  NONTRANSFERABILITY OF STOCK
                APPRECIATION RIGHTS

           Any Right granted hereunder shall not be transferable, other than by will or the laws of descent and distribution, and any Right granted hereunder shall, subject to Article VIII hereof, be exercisable, during the lifetime of the holder, only by such holder.

           VII. TERMINATION OF EMPLOYMENT

           Upon termination of employment of any key employee with the Company and all subsidiary corporations of the Company, any Right previously granted to such employee, unless otherwise specified by the Committee in the Right shall, to the extent not theretofore exercised, terminate and become null and void; provided, however, that:

           (A) if any key employee shall die while in the employ of such corporation or during either the one (1) year or three (3) month period, whichever is applicable, specified in clauses (B) and (C) below, any Right granted hereunder, unless otherwise specified by the Committee in the Right, shall be exercisable by the legal representative of such employee or such person who acquired such Right by bequest or inheritance or by reason of the death of such employee, at any time up to and including one (1) year after the date of death;

           (B) if the employment of any key employee shall terminate by reason of such employee's disability (as described in Section 22(e)(3) of the Code), any Right granted hereunder, unless otherwise specified by the Committee in the Right, shall be exercisable at any time up to and including one (1) year after the effective date of such termination of employment;

           (C) if the employment of any key employee shall terminate (i) by reason of the employee's retirement (at such age or upon such conditions as shall be specified by the Committee), (ii) by the key employee for "good reason"

 cause (as defined below), such Right, unless otherwise specified by the Committee in the Right, shall be exercisable at any time up to and including three (3) months after the effective date of such termination of employment; and

           (D) if the employment of any employee shall terminate by any reason other than that provided for in clauses (A), (B) or (C) above, such Right, unless otherwise specified by the Committee in such Right shall, to the extent not theretofore exercised, become null and void.

           None  of  the  events described above shall extend
 the   period  of  exercisability  of  the  Right  beyond the
 expiration date thereof.

           If a Right granted hereunder shall be exercised by the legal representative of a deceased grantee or by a person who acquired a Right granted hereunder by bequest or inheritance or by reason of the death of any employee or former employee, written notice of such exercise shall be accompanied by a certified copy of letters testamentary or equivalent proof of the right of such legal representative or other person to exercise such Right.

            For purposes of the Plan, the term "for cause" shall mean (a) with respect to an employee who is a party to a written severance agreement with, or, alternatively, participates in a compensation or benefit plan (other than the Plan) of, the Company or a subsidiary corporation of the Company, which agreement or plan contains a definition of for cause or "cause" (or words of like import) for purposes of termination of employment or services thereunder by the Company or such subsidiary corporation of the Company, "for cause" or "cause" as defined therein (if an employee is both party to a severance agreement and participates in such a plan, the definition contained in such agreement shall control); or (b) in all other cases, as determined by the Committee in its sole discretion, the willful and continued misconduct of an employee or the willful and continued failure of an employee to substantially perform the duties of such employee to the Company or a subsidiary corporation of the Company (other than due to physical or mental illness), if such failure or misconduct is materially damaging or materially detrimental to the business and operations of the Company and has not been cured within thirty (30) days after written notice thereof has been given to the employee by the Committee.

           For purposes of the Plan, the term "good reason" shall mean:

           (i) the assignment to the employee of any duties inconsistent with the position in the Company that the employee held immediately prior to the Change in Control of the Company, or a significant adverse alteration in the nature or status of the responsibilities or the conditions of employment of the employee from those in effect immediately prior to such Change in Control of the Company;

           (ii) a reduction by the Company in the annual base salary of the employee as in effect immediately prior to the Change in Control of the Company;

           (iii) the relocation of the Company's offices at which the employee is principally employed immediately prior to the Change in Control of the Company to a location more than 25 miles from such location or the Company's requiring the employee to be based anywhere other than the Company's offices at such location except for required travel on the Company's business to an extent substantially consistent with the employee's business travel obligations prior to the Change in Control of the Company;

           (iv) the failure by the Company to pay to the employee any portion of current compensation or to pay to the employee any portion of an installment of deferred compensation under any deferred compensation program of the Company within seven (7) days of the date such compensation is due;

           (v) the failure by the Company to continue in effect any material compensation or benefit plan in which the employee participates immediately prior to the Change in Control of the Company unless an equitable arrangement (embodied in an on-going substitute or alternative plan) has been made with respect to such plan, or the failure by the Company to continue the employee's participation therein (or in such substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of the employee's participation relative to other participants, as existed at the time of the Change in Control of the Company;

           (vi) the failure by the Company to continue to provide the employee with benefits substantially similar to those enjoyed by the employee under any of the Company's life insurance, medical, health and accident, or disability plans in which the employee participates at the time of the Change in Control of the Company, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits, or the failure by the Company to provide the employee with the number of paid vacation days to which the employee is entitled on the basis of years of service with the Company in accordance with the Company's normal vacation policy in effect at the time of the Change in Control of the Company; or

           (vii) any purported termination of employment that is not effected in a manner satisfying the definition of "for cause" hereunder.

           For purposes of the Plan, an employment relationship shall be deemed to exist between an individual and a corporation if, at the time of determination, the individual was an "employee" of such corporation for purposes of Section 422(a) of the Code. If an individual is on leave of absence taken with the consent of the corporation by which such individual was employed, or is on active military service, and is determined to be an employee for purposes of the exercise of Right, such individual shall not be entitled to exercise such Right during such period and while the employment is treated as continuing intact unless such individual shall have obtained the prior written consent of such corporation, which consent shall be signed by the chairman of the board of directors, the president, a senior vice-president or other duly authorized officer of such corporation.

           A termination of employment shall not be deemed to occur by reason of (i) the transfer of an employee from employment by the Company to employment by a subsidiary corporation of the Company or (ii) the transfer of an employee from employment by a subsidiary corporation of the Company to employment by the Company or by another subsidiary corporation.

           VIII.  ADJUSTMENT OF SHARES;
                  EFFECT OF CERTAIN TRANSACTIONS

           Notwithstanding any other provision contained herein, in the event of any change in the shares of Common Stock subject to the Plan or to any Right granted under the Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, stock split, split-up, split-off, spin-off, combination of shares, exchange of shares, or other like change in the capital structure of the Company), the Committee shall make any appropriate adjustments to the total number of shares of Common Stock which may be subject to Rights under the Plan, the maximum number of shares of Common Stock for which Rights may be granted to any employee and the number of shares of Common Stock and fair market value per share of Common Stock subject to outstanding Rights as shall be equitable to prevent dilution or enlargement of rights under such Rights, and the determination of the Committee as to these matters shall be conclusive and binding on the holder.

           IX.  RIGHT TO TERMINATE EMPLOYMENT

           The Plan shall not impose any obligation on the Company or on any subsidiary corporation to continue the employment of any holder of a Right and it shall not impose any obligation on the part of any holder of a Right to remain in the employ of the Company or of any subsidiary corporation.

           X.   WITHHOLDING TAXES

           The Company shall have the right to withhold the amount of any taxes required by any governmental authority to be withheld or otherwise deducted and paid by the Company in respect of any sums due or to become due from the Company to the employee from such sums upon such terms and conditions as the Committee shall prescribe. In lieu thereof, the Company may require an employee exercising any Right to reimburse the Company for such taxes.

           XI.  AMENDMENT OF THE PLAN

           The Committee may, from time to time, amend the Plan, provided that no amendment shall be made, without the approval of the stockholders of the Company, that will (a) increase the total number of shares of Common Stock subject to Rights under the Plan or the maximum number of shares of Common Stock for which Rights may be granted to any employee (other than an increase resulting from an adjustment provided for in Article VIII hereof), (b) reduce the exercise price of any Right granted hereunder, (c) modify the provisions of the Plan relating to eligibility, or (d) materially increase the benefits accruing to participants under the Plan. The Rights and obligations under any Rights granted before amendment of the Plan or any unvested or unexercised portion of such Rights shall not be adversely affected by amendment of the Plan or the Rights without the consent of the holder of the Rights.

           XII. TERMINATION OR SUSPENSION OF THE PLAN

           The Committee may at any time suspend or terminate the Plan. Rights may not be granted while the Plan is suspended or after it is terminated. Rights and obligations under any Rights granted while the Plan is in effect shall not be altered or impaired by suspension or termination of the Plan, except upon the consent of the person to whom the Rights were granted. The power of the Committee to construe and administer any Rights granted prior to the termination or suspension of the Plan under Article III nevertheless shall continue after such termination or during such suspension.

           XIII.  GOVERNING LAW

           The Plan, such Rights as may be granted thereunder and all related matters shall be governed by, and construed and enforced in accordance with, the laws of the State of Nevada.

           XIV.  PARTIAL INVALIDITY

           The invalidity or illegality of any provision herein shall not be deemed to affect the validity of any other provision.


           XV.  Notices

            All notices hereunder shall be sent by registered mail, postage prepaid, to the Company at its principal place of business, or to a holder of any Rights, or any permitted transferee, at his last known address, or the address, if any, appearing on the books of the Company.

           XVI.  EFFECTIVE DATE

           The Plan shall become effective at 5:00 P.M., Las Vegas, Nevada time, on the Effective Date; provided, however, that if the Plan is not approved by a vote of the stockholders of the Company at the first meeting of stockholders after such date, the Plan and any Rights granted thereunder shall terminate.