Form 10-Q/A
period 1996-06-30
SHOWBOAT INC
filed 1996-12-12
CIK 89966

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            FORM 10-Q/A
                        (AMENDMENT NO. 1)
  (Mark One)
  XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ---EXCHANGE ACT OF 1934

        For the quarterly period ended           June 30, 1996
                                        ---------------------------------

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

                                                 Yes  --- NO  ---

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

















Item 1.Financial Statements

                            SHOWBOAT, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 1996 AND DECEMBER 31, 1995

                                                     June 30,  December 31,
    Assets                                              1996        1995
   ---------                                          _______________________
                                                       (unaudited)
                                                         (In thousands)
Current assets:
  Cash and cash equivalents                              $72,967   $106,927

  Receivables, net                                         8,631      8,448

  Income tax receivable                                    6,418      2,076

  Inventories                                              2,863      2,808

  Prepaid expenses                                         6,532      4,728

  Current deferred income taxes                            7,524      9,744
                                                    -----------  -----------
       Total current assets                              104,935    134,731
                                                    -----------  -----------

  Property and equipment                                 584,772    541,786
  Less accumulated depreciation
   and amortization                                     (197,951)  (186,872)
                                                    ------------------------
                                                         386,821    354,914
                                                    ------------------------


Other assets:
  Restricted cash and investments                        141,796      -

  Investments in unconsolidated affiliates               128,665    120,090

  Deposits and other assets                               29,906     28,911

  Debt issuance costs, net of
   accumulated amortization of $2,401,000
   and $1,860,000 at June 30, 1996 and
   December 31, 1995, respectively                        10,208     10,749
                                                    ------------------------
                                                         310,575    159,750
                                                    ------------------------

                                                        $802,331   $649,395
                                                    ========================

   See accompanying notes to condensed consolidated financial statements.

                                      1                    (continued)





                            SHOWBOAT, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 1996 AND DECEMBER  31, 1995
                                        (continued)

   LIABILITIES AND SHAREHOLDERS' EQUITY               June 30,  December 31,
   ------------------------------------                 1996        1995
                                                       _____________________
                                                     (unaudited)
Current liabilities:                                     (In thousands)
  Current maturities of long-term debt                       $24        $22
  Accounts payable                                       $12,686     15,143
  Dividends payable                                          404        392
  Accrued liabilities                                     40,739     37,524
                                                    ------------------------
   Total current liabilities                              53,853     53,081
                                                    ------------------------

Long-term debt, excluding current maturities             532,545    392,369
                                                    ------------------------
Other liabilities                                          6,260      5,662
                                                    ------------------------
Deferred income taxes                                     22,191     22,319
                                                    ------------------------
Minority Interest                                          1,265      2,023
                                                    ------------------------

Shareholders' equity:
  Preferred stock, $1 par value; 1,000,000
   shares authorized; none issued
  Common stock, $1 par value; 50,000,000
   shares authorized; issued 16,182,099
   shares at June 30, 1996 and 15,794,578
   at December 31, 1995                                   16,182     15,795
  Additional paid-in capital                              87,781     80,078
  Retained earnings                                       79,969     80,434
                                                    ------------------------
                                                         183,932    176,307

  Cumulative foreign currency
   translation adjustment                                  4,355        285
  Cost of common stock in treasury,
   -0- shares at June 30, 1996 and
   74,333 shares at December 31, 1995                        -         (587)
  Unearned compensation for restricted stock              (2,070)    (2,064)
                                                    ------------------------
    Total shareholders' equity                           186,217    173,941
                                                    ------------------------

    Total liabilities & shareholders' equity            $802,331   $649,395
                                                    ========================

   See accompanying notes to condensed consolidated financial statements.

                             SHOWBOAT, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (unaudited)
                      FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                               (In thousands except per share data)

                                                        1996        1995
                                                    ------------------------
Revenues:
  Casino                                                 $95,858    $99,250
  Food and beverage                                       14,119     14,062
  Rooms                                                    6,632      6,506
  Sports and special events                                  855        890
  Other                                                    1,898      1,330
                                                    ------------------------
                                                         119,362    122,038
  Less complimentaries                                    10,137     10,174
                                                    ------------------------
   Net revenues                                          109,225    111,864
                                                    ------------------------


Operating costs and expenses:
  Casino                                                  47,876     46,370
  Food and beverage                                        8,181      8,284
  Rooms                                                    1,870      2,093
  Sports and special events                                  630        675
  General and administrative                              29,407     29,234
  Selling, advertising and promotion                       2,871      2,827
  Depreciation and amortization                            8,308      8,107
                                                    ------------------------
                                                          99,143     97,590
                                                    ------------------------



Income from operations                                    10,082     14,274
                                                    ------------------------














                                      3                     (continued)








                            SHOWBOAT, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (unaudited)
                     FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                          (In thousands execpt per share data)
                                        (continued)
                                                          1996        1995
                                                    ------------------------
Income from operations                                   $10,082    $14,274
                                                    ------------------------
Other (income) expense:
  Interest income                                         (3,016)    (1,691)
  Interest expense                                        15,601     10,620
  Interest capitalized                                    (3,863)    (3,321)
  Foreign currency transaction gain                          (18)       -
                                                    ------------------------
                                                           8,704      5,608
                                                    ------------------------

Income before income taxes
  and minority interest                                    1,378      8,666

Minority interest (income)                                  (828)       -
                                                    ------------------------
Income before income
  tax expense                                              2,206      8,666
                                                    ------------------------

Income tax expense                                         1,070      3,707
                                                    ------------------------
Net income                                                $1,136     $4,959
                                                    ========================


Weighted average shares outstanding                   16,428,966 15,556,514


Net income per common and equivalent share                 $0.07      $0.32
                                                    ========================





   See accompanying notes to condensed consolidated financial statements.






                            SHOWBOAT, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)
                       FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                            (In thousands except per share data)

                                                        1996        1995
                                                    ------------------------
Revenues:
  Casino                                                $185,848   $186,097
  Food and beverage                                       27,110     26,368
  Rooms                                                   12,428     12,133
  Sports and special events                                1,903      1,945
  Management fees                                            -          190
  Other                                                    2,911      2,553
                                                    ------------------------
                                                         230,200    229,286
  Less complimentaries                                    18,385     18,743
                                                    ------------------------
   Net revenues                                          211,815    210,543
                                                    ------------------------


Operating costs and expenses:
  Casino                                                  92,101     88,237
  Food and beverage                                       16,267     16,050
  Rooms                                                    4,007      4,347
  Sports and special events                                1,451      1,626
  General and administrative                              57,782     57,127
  Selling, advertising and promotion                       5,360      5,173
  Depreciation and amortization                           16,326     16,263
                                                    ------------------------
                                                         193,294    188,823
                                                    ------------------------


Income from operations from
  consolidated subsidiaries                               18,521     21,720

Equity in (loss) of
  unconsolidated affiliate                                   -          (22)
                                                    ------------------------

Income from operations                                    18,521     21,698
                                                    ------------------------







                                      5                         (continued)









                            SHOWBOAT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          (In thousands except per share data)
                                        (continued)
                                                         1996        1995
                                                    ------------------------
Income from operations                                   $18,521    $21,698
                                                    ------------------------
Other (income) expense:
  Interest income                                         (4,346)    (2,890)
  Interest expense                                        26,510     21,251
  Interest capitalized                                    (7,235)    (6,567)
  Gain on sale of affiliate                                  -       (2,558)
  Write-down of investment in affiliate                    3,902        -
  Foreign currency transaction gain                          (84)       -
                                                    ------------------------
                                                          18,747      9,236
                                                    ------------------------

Income (loss) before income taxes
  and minority interest                                     (226)    12,462

Minority interest (income)                                  (835)       -
                                                    ------------------------
Income before income
  tax expense                                                609     12,462
                                                    ------------------------

Income tax expense                                           274      5,720
                                                    ------------------------
Net income                                                  $335     $6,742
                                                    ========================


Weighted average shares outstanding                   16,213,182 15,522,432


Net income per common and equivalent share                 $0.02      $0.43
                                                    ========================









   See accompanying notes to condensed consolidated financial statements.

                            SHOWBOAT, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                  FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                        1996        1995
                                                    -----------------------
Cash flows from operating activities:                  (In thousands)
    Net cash provided by operating activities            $20,038    $28,606
                                                    ------------------------
Cash flows from investing activities:
  Acquisition of property and equipment                  (39,424)   (20,394)
  Proceeds from sale of Equipment                            307        130
  Investments in unconsolidated affiliates                (5,823)   (35,965)
  Advances to unconsolidated affiliates                     (123)      (435)
  Proceeds from sale of unconsolidated affiliates            -       51,366
  Restricted cash and investments                       (145,639)       -
  (Increase) decrease in deposits and
   other assets                                              165     (2,665)
  Deposit for Casino Reinvestment
   Development Authority obligation                       (1,964)    (1,773)
   Other                                                     -          146
                                                    ------------------------
    Net cash used in investing activities               (192,501)    (9,590)
                                                    ------------------------
Cash flows from financing activities:
  Principal payments of long-term debt               $     ( 12)   $    (10)
  Proceeds from issuance of long-term debt               140,000         -
  Proceeds from employee stock option exercises            5,331        127
  Debt issuance costs                                     (6,105)       (25)
  Payment of dividends                                      (788)      (769)
  Minority interest contributions                             77      1,509
  Other                                                      -         (142)
                                                    ------------------------
    Net cash provided (used) by financing
     activities                                          138,503        690
                                                    ------------------------
Net increase (decrease) in cash and
  cash equivalents                                       (33,960)    19,706
Cash and cash equivalents at
  beginning of period                                    106,927     90,429
Cash and cash equivalents at                        ------------------------
  end of period                                          $72,967   $110,135
                                                    ========================
Supplemental disclosures of cash flow information
  and non-cash investing and financing activities:
   Cash paid during the period for:
    Interest, net of amounts capitalized                  13,669     13,704
    Income taxes                                           2,524      6,876
   Foreign currency translation adjustment                 4,070     (5,957)

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





                                   10              (continued)




   Revenues


                                        Quarter ended June 30,
                                             (Unaudited)
                                            (in thousands)

                                1996       1995       Variance     Percent
                            ------------------------------------------------
  Consolidated:
   Casino revenues           $ 95,858    $99,250      $(3,392)       -3.4%
   Non casino revenues         23,504     22,788          716         3.1%
   Less complimentaries        10,137     10,174          (37)       -0.4%
                            ------------------------------------------------
  Net revenues Consolidated  $109,225    $111,864     $(2,639)       -2.4%
                            ------------------------------------------------

  Atlantic City:
   Table game revenues       $19,208     $21,715      $(2,507)      -11.5%
   Slot revenues              65,695      64,207        1,488         2.3%
   Other gaming revenues         487         768         (281)      -36.6%
                            ------------------------------------------------
  Total casino               $85,390     $86,690      $(1,300)       -1.5%
                            ------------------------------------------------
  Non casino revenues         17,375      17,329           46         0.3%

  Less complimentaries         9,069       9,024           45         0.5%
                            ------------------------------------------------
  Net revenues Atlantic City $93,696     $94,995      $(1,299)       -1.4%
                            ------------------------------------------------

  Las Vegas:
   Table game revenues       $ 1,235      $ 1,244     $    (9)       -0.7%
   Slot revenues               9,018       10,654      (1,636)      -15.4%
   Other gaming revenues         215          662        (447)      -67.5%
                            ------------------------------------------------
  Total casino                10,468       12,560      (2,092)      -16.7%
                            ------------------------------------------------
  Non casino revenues          6,129        5,459         670        12.3%

  Less complimentaries         1,068        1,150         (82)       -7.1%
                            ------------------------------------------------
  Net revenues Las Vegas     $15,529      $16,869     $(1,340)       -7.9%
                            ------------------------------------------------









                                     11           (continued)





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







                                     12            (continued)






   Income From Operations


                                        Quarter ended June 30,
                                              (Unaudited)
                                             (in thousands)
                                1996        1995      Variance     Percent
  Income from operations:   ------------------------------------------------
      Atlantic City          $16,711      $19,121     $(2,410)     -12.6%
      Las Vegas               (2,467)         355      (2,822)    -794.9%
      Corporate and
     development              (4,125)      (5,213)      1,088      -20.9%
     Other                       (37)          11         (48)    -436.4%
                            ------------------------------------------------
   Consolidated              $10,082      $14,274     $(4,192)     -29.4%
                            ------------------------------------------------
  EBITDA:*
      Atlantic City          $23,363      $26,126     $(2,763)     -10.6%
      Las Vegas                 (891)       1,398      (2,289)    -163.7%
      Corporate and
     development              (4,045)      (5,154)      1,109      -21.5%
     Other                       (37)          11         (48)    -436.4%
                            ------------------------------------------------
   Consolidated              $18,390      $22,381     $(3,991)     -17.8%
                            ------------------------------------------------

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











                                     13                    (continued)






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














                                     14             (continued)














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


















                                     15              (continued)











   Revenues


                                        Six months ended June 30,
                                               (Unaudited)
                                             (in thousands)

                                1996        1995      Variance     Percent
                            ------------------------------------------------
  Consolidated:
   Casino revenues           $185,848     $186,097    $  (249)       -0.1%
   Non casino revenues         44,352       42,999      1,353         3.1%
   Management fees                -            190       (190)     -100.0%
   Less complimentaries        18,385       18,743       (358)       -1.9%
                            ------------------------------------------------
  Net revenues Consolidated  $211,815     $210,543    $ 1,272         0.6%
                            ------------------------------------------------

  Atlantic City:
  Table game revenues        $ 37,506    $40,378      $(2,872)       -7.1%
  Slot revenues               125,025    118,723        6,302         5.3%
  Other gaming revenues         1,003      1,517         (514)      -33.9%
                            ------------------------------------------------
  Total casino                163,534    160,618        2,916         1.8%
                            ------------------------------------------------
  Non casino revenues          31,906     31,644          262         0.8%

  Less complimentaries         16,157     16,355         (198)       -1.2%
                            ------------------------------------------------
  Net revenues Atlantic City $179,283   $175,907      $ 3,376         1.9%
                            ------------------------------------------------

  Las Vegas:
  Table game revenues        $  2,677   $  2,651      $    26         1.0%
  Slot revenues                18,516     21,433       (2,917)      -13.6%
  Other gaming revenues         1,121      1,395         (274)      -19.6%
                            ------------------------------------------------
  Total casino                 22,314     25,479       (3,165)      -12.4%
                            ------------------------------------------------
  Non casino revenues          12,446     11,355        1,091         9.6%

  Less complimentaries          2,228      2,388         (160)       -6.7%
                            ------------------------------------------------
  Net revenues Las Vegas     $ 32,532    $34,446     $ (1,914)       -5.6%
                            ------------------------------------------------












                                     16                (continued)







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










                                     17             (continued)










   Income From Operations


                                        Six Months ended June 30,
                                               (Unaudited)
                                              (in thousands)
                                1996        1995      Variance     Percent
                            ------------------------------------------------
  Income from operations:
     Atlantic City           $30,137      $31,586     $(1,449)      -4.6%
     Las Vegas                (3,310)         301      (3,611)   -1199.7%
     Corporate and
     development              (8,235)      (9,955)      1,720      -17.3%
     Other                       (71)        (234)        163      -69.7%
                            ------------------------------------------------
   Consolidated              $18,521      $21,698     $(3,177)     -14.6%
                            ------------------------------------------------
  EBITDA:*

     Atlantic City           $43,437      $45,623     $(2,186)      -4.8%
     Las Vegas                  (457)       2,417      (2,874)    -118.9%
     Corporate and
     development              (8,062)      (9,846)      1,784      -18.1%
     Other                       (71)        (233)        162      -69.5%
                            ------------------------------------------------
   Consolidated              $34,847      $37,961     $(3,114)      -8.2%
                            ------------------------------------------------


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


                                     18               (continued)





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





                                     19               (continued)










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













                                     20         (continued)








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









                                     21             (continued)








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










                                     22            (continued)









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









                                     23








                            SHOWBOAT, INC. AND SUBSIDIARIES
                            PART II, OTHER INFORMATION


Item 1. Legal Proceedings.

  "William H Ahern v. Caesars World, Inc., et al.", Case No. 94-532-Civ-Orl-22, instituted on May 10, 1994 (the "Ahern Complaint") and "William Poulos v. Caesars World, Inc., et al.", Case No.94-478-Civ-Orl-22, instituted on April 26, 1994 (the "Poulos Complaint")(collectively, the Ahern Complaint and the Poulos Complaint are referred to as the "Complaints"). See the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996 for the discussion of material developments in these cases during the Company's first quarter. Two individuals, each purportedly representing a class, filed the Complaints in the United States District Court, Middle District of Florida, against various manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The Complaints allege that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints allege violations of the Racketeer Influenced and Corrupt Organizations Act (the "RICO
  Act"), as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1.0 billion without any substantiation of that amount. The Complaints were consolidated and transferred to the United States District Court for the District of Nevada. The Company filed a motion to dismiss the action based on jurisdiction, abstention and related doctrines. Various other defendants filed similar motions and motions to dismiss based on defects in the pleadings. The Nevada District Court entered an order granting the motions to dismiss based on defects in the pleadings, and denying as moot all other pending motions, including those of the Company. The
  Court granted plaintiffs until May 31, 1996 within which to file an amended complaint that complies with the applicable pleading requirements. One of the plaintiffs subsequently withdrew as a representative of the purported class, and another plaintiff took his place. The plaintiffs filed an amended complaint on or about May 31, 1996. The Company renewed its motion to dismiss based on abstention and related doctrines, and joined in the motions to dismiss filed by other defendants based on defects in the pleadings. Management continues to believe that the substance of the allegations in the Complaints are without merit.










                                     24          (continued)







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












                                     25            (continued)



                            SHOWBOAT, INC. AND SUBSIDIARIES
                            PART II, OTHER INFORMATION
                                   (continued)



  "Progressive Games, Inc. v. Arizona Charlie's et al.", Case No. CV-S-96-00489-PMP (RJJ), instituted on June 5, 1996 in the United States District Court for the District of Nevada. The plaintiff filed a Complaint against 62 casinos located in Nevada, including the Las Vegas Showboat. The complaint alleges a patent infringement in connection with a live casino game including an electronic jackpot feature known as "Let It Ride the Tournament" used by the defendants. The plaintiff seeks to recover damages for patent infringement, including punitive damages. The licensor of the casino game has assumed the defense and has agreed to indemnify the Las Vegas Showboat and other casinos in this matter. On July 28, 1996, the licensor filed a motion to dismiss the action against the casino defendants or, in the alternative, to stay all actions against the casino defendants until such time as certain issues in the pending action between plaintiff and licensor have been resolved.


Item 2. Changes in Securities
        Not Applicable

Item 3. Defaults Upon Senior Securities.
        Not Applicable

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

       (c) Votes for the election of directors:

      Nominees                         For            Withheld     Abstain
      ---------------           ------------         -----------  ---------
      George A. Zettler          10,520,078           1,878,513       0
      Carolyn M. Sparks          10,513,193            1,885,398      0

       Votes for approval of amendments to the 1989 Directors' Stock
       Option Plan:
                                     For              Against      Abstain
                                  -----------       ------------ ----------
                                    9,855,805          2,500,712   42,074

       Votes for ratification and selection of auditors for the year ended December 31, 1996:
                                                                   Broker
                                For      Against      Abstain     Non-Votes
                            -----------  -------     ---------   ----------
       KPMG Peat Marwick     12,066,792    5,671       14,152     311,976


Item 5. Other Information
        Not applicable

                            SHOWBOAT, INC. AND SUBSIDIARIES
                            PART II, OTHER INFORMATION
                                   (continued)


Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits

       Exhibit No.                      Description
       ----------           ----------------------------------
          4.01              Indenture dated as of March 28, 1996, among
                            Showboat Marina Casino Partnership, Showboat
                            Marina Fiance Corporation, Donaldson, Lufkin
                            & Jenrette Securities Corporation, Nomura
                            Securities International, Inc., Bear, Stearns
                            & Co., Inc. and American Bank National
                            Association, as trustee, relating to the 13 1/2
                            Series A and Series B First Mortgage Notes due
                            2003. *

         10.01 Escrow and Disbursement Agreement dated March 28, 1996, by and among Showboat Marina Casino Partnership, Showboat Marina Finace Corporation and Showboat, Inc.(as escrow agent and disbursement agent) and American Bank National Association, as trustee. *


          27.01             Financial Data Schedule

                            *Previously filed

       (b) Reports on Form 8-K
           None

                             SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    Showboat, Inc.
                                                     Registrant


   Date: December 10, 1996                  s/ J. Kell Houssels, III
       ---------------------            ------------------------------------
                                        J. KELL HOUSSELS, III,
                                        President and Chief Executive
                                        Officer


   Date: December 10, 1996                  s/ R. Craig Bird
       ---------------------            ------------------------------------
                                        R. CRAIG BIRD, Executive Vice
                                        President - Finance and
                                        Administration and Chief
                                        Financial Officer

                            EXHIBIT INDEX

   Exhibit No.                          Description
   ------------             ----------------------------------
     4.01 Indenture dated as of March 29,1 996, among Showboat Marina Casino Partnership, Showboat Marina Fiance Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Nomura Securities International, Inc., Bear, Stearns & Co., Inc. and American Bank National Association, as trustee, relating to the 13 1/2 Series A and Series B First Mortgage Notes due 2003. *

     10.01 Escrow and Disbursement Agreement dated March 28, 1996, by amd among Showboat Marina Casino Partnership, Showboat Marina Finance Corporation and Showboat, Inc. (as escrow agent and disbursement agent) and American Bank National Association, as trustee. *


     27.01        Financial Data Schedule


                  *Previously filed