Form 10-Q/A
period 1996-09-30
SHOWBOAT INC
filed 1996-12-19
CIK 89966

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            FORM 10-Q/A
                         (AMENDMENT NO. 1)
 (Mark One)
 XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ---EXCHANGE ACT OF 1934

        For the quarterly period ended              SEPTEMBER 30, 1996
                                        ---------------------------------



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



























































                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Showboat, Inc.
                                                      Registrant


  Date:December 19, 1996                s/ R. Craig Bird
       ---------------------            ---------------------------------------
                                        R. CRAIG BIRD, Executive Vice
                                        President - Finance and
                                        Administration and Chief
                                        Financial Officer


  Date:December 19, 1996                s/ Randy L. Taylor
       ---------------------            ---------------------------------------
                                        RANDY L. TAYLOR, Vice President
                                        Taxation and Assistant Treasurer