Form 10-K
period 1996-12-31
SHOWBOAT INC
filed 1997-03-28
CIK 89966

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-K


(Mark One)

[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                December 31, 1996
                                   OR
     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE
     SECURITIES  EXCHANGE  ACT  OF 1934

     For the transition period from                   to

     Commission file number               1-7123

                             Showboat, Inc.
         (Exact name of registrant as specified in its charter)

       Nevada                                     88-0090766
  (State or other                              (I.R.S. employer
  jurisdiction of                             identification no.)
  incorporation or
   organization)

      2800 Fremont Street, Las Vegas, Nevada            89104
     (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code (702) 385-9141

Securities  registered pursuant to section  12(b)  of the Act:

                                                   Name of each
         Title of each class                    exchange on which
                                                    registered

  Common Stock, $1.00 par value, and              New York Stock
    Preferred Stock Purchase Rights                  Exchange
   9 1/4% First Mortgage Bonds due 2008           New York Stock
                                                     Exchange
13% Senior Subordinated Notes due 2009            New York Stock
                                                     Exchange

Securities registered pursuant to section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90  days.   [ X ] Yes    [  ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of registrant's common stock on the New York Stock Exchange on March
14, 1997, was approximately $280,626,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 14, 1997:
16,184,420.

               DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report is incorporated by reference from the Showboat, Inc. Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

                             PART I

ITEM 1.   BUSINESS

GENERAL

     Showboat, Inc., through subsidiaries, (collectively, the "Company") is an international gaming company with over 40 years of gaming experience that (i) owns and operates the Showboat Casino Hotel fronting the Boardwalk in Atlantic City, New Jersey (the "Atlantic City Showboat"), (ii) owns and operates the Showboat Hotel, Casino and Bowling Center in Las Vegas, Nevada (the "Las Vegas Showboat"), and (iii) beneficially owns a 24.6% interest in, and manages, the Sydney Harbour Casino in Sydney, New South Wales, Australia ("Sydney Harbour Casino"), which commenced gaming operations in an interim casino on September 13, 1995. The Company, through subsidiaries, also (i) owns a 55% partnership interest in Showboat Marina Casino Partnership, an Indiana partnership ("SMCP"), which holds a certificate of suitability for a riverboat owner's license in East Chicago, Indiana; in connection therewith, SMCP is constructing a $200.0 million state-of-the-art cruising gaming vessel and related land-based entertainment complex in East Chicago, Indiana (the "East Chicago Showboat") which is scheduled to open, subject to licensing, in the second quarter of 1997, (ii) owns an 80% interest in Southboat Limited Partnership which has submitted an application with the Missouri Gaming Commission for a riverboat gaming license near Lemay, Missouri, and (iii) entered into a contract to manage a tribal casino near Bellingham, Washington (approximately 40 miles south of Vancouver, British Columbia, Canada) for the Lummi Indian Nation on February 3, 1997. From July 1993 to March 31, 1995, the Company owned an interest in, and managed the Showboat Star Casino, a riverboat casino then located on Lake Pontchartrain in New Orleans, Louisiana.

     The Company commenced operations in September 1954 and was incorporated in Nevada in 1960. The Company operated only in Nevada until the Atlantic City Showboat commenced operations in 1987. The Company became a publicly traded company on December 9, 1968. It was listed on the American Stock Exchange from 1973 to 1984 and on the New York Stock Exchange from 1984 to the present. Unless the context otherwise requires, the "Company" or "Showboat," as applicable, refers to Showboat, Inc. and its subsidiaries. The Company's executive offices are located at 2800 Fremont Street, Las Vegas, Nevada 89104, and its telephone number is (702) 385-9141.

FISCAL YEAR 1996 DEVELOPMENTS

  SYDNEY, AUSTRALIA

     STATUS OF CONSTRUCTION OF PERMANENT CASINO. In April 1996, the Company, through its partially owned subsidiary, undertook steps to upgrade the planned theming and decor of the permanent Sydney Harbour Casino located in Sydney, New South Wales, Australia. The design element changes were made with a view toward improving the casino's operational efficiency and product quality and to match the changing competitive environment. In addition, the scheduled opening date of the permanent casino was moved up and is currently expected to be in December 1997, rather than April 1998. As a result, the total project cost increased A$180.0 million to

A$1,413.8 million from A$1,223.8 as previously disclosed by SHCH. (As used in this Form 10-K amounts in Australian dollars are denoted as "A$." As of December 31, 1996 the exchange rate was approximately $0.794 for each A$1.00.) The increased construction costs for the upgraded project are being funded by increasing the available bank financing by A$150.0 million and by the April 1996 sale of 35,250,000 preferred ordinary shares of Sydney Harbour Casino Holdings Limited, the publicly traded holding company of the casino licensee ("SHCH"), providing net proceeds of approximately A$64.0 million. As with any construction contract, the final amount of such contract will be subject to modification based upon change orders and the costs associated with certain types of construction delays. No assurances can be given that the costs for the Sydney Harbour Casino project will not exceed A$1,413.8 million. See "Item 1. Business - Sydney Operations" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The permanent casino will feature a 352 room hotel, 139 serviced apartments, a lyric theatre, a cabaret theatre, convention and retail facilities, 2,500 underground car spaces and a light rail link to the city. The Sydney Harbour Casino entered into an eight-year agreement with Lord Andrew Lloyd Webber's Really Useful Theatres Pty Ltd. for the management of the Lyric Theatre. Of the 2,500 parking spaces being constructed for use at the permanent casino, 1,400 spaces became available for use at the interim casino at the end of 1996. Upon opening the permanent casino, the lease for the interim casino will terminate and, as a result, the interim Sydney Harbour Casino will cease operations.

     AGREEMENT IN PRINCIPLE. On January 12, 1997, the Company, and Publishing & Broadcasting Limited, a public company listed on the Australian Stock Exchange ("PBL"), reached an agreement in principle with respect to the acquisition by PBL of a significant portion of the Company's interests in the Sydney Harbour Casino. Through wholly-owned subsidiaries, the Company is the largest single shareholder, holding 135 million ordinary shares or 24.6% of the issued and outstanding ordinary shares of SHCH. In addition, the Company holds, through subsidiaries, an option to purchase approximately 37.4 million ordinary shares of SHCH at an exercise price of A$1.15 per share. This option may be exercised between July 1, 1998 and June 30, 2000.

     The proposed acquisition contemplates that PBL will purchase from the Company approximately 55 million ordinary shares of SHCH, which represents approximately 10% of the issued voting shares of SHCH, at a price of A$1.85 per share, subject to certain adjustments. Additionally, the agreement in principle contemplates PBL granting to the Company a put option to sell to PBL another 54 million ordinary shares at an exercise price of A$1.85 per share. The put option will expire March 31, 1999. The acquisition further contemplates, under arrangements to be concluded, that PBL would succeed to the management of the casino in Sydney for which PBL would pay the Company A$204 million. The acquisition is subject to the execution of definitive agreements and the receipt of various governmental and regulatory consents and approvals. Additionally, certain third parties will need to consent to the acquisition prior to the acquisition's consummation.

  EAST CHICAGO, INDIANA

     CERTIFICATE OF SUITABILITY. On January 8, 1996, the Indiana Gaming Commission (the "Indiana Commission") issued a certificate of suitability to Showboat Marina Partnership, an Indiana general partnership ("SMP"), for a gaming license to own and operate the East Chicago Showboat. SMP is owned 55% by Showboat Indiana Investment Limited Partnership, a wholly-owned limited partnership of the Company, and 45% by Waterfront Entertainment and Development, Inc. ("Waterfront"), an unrelated Indiana corporation. The certificate of suitability was valid for a period of 180 days from January 8, 1996. SMP applied with the Indiana Commission to transfer the certificate of suitability to a subsidiary partnership, and, on March 20, 1996, SMP received permission to transfer the certificate of suitability to SMCP. The Indiana Commission renewed the certificate of suitability in July 1996 for a period of 180 days and renewed the certificate again in January 1997 until June 1, 1997. For such time as the certificate of suitability is effective, SMCP must meet certain statutory requirements and special conditions must be followed in order for SMCP to receive a permanent riverboat owner's license. See also "Item 1. Business - Regulations and Licensing - Indiana Gaming."

     THE PROJECT. The operations of SMCP and of SMP, which contributed all of its assets (except for the capital stock of East Chicago Second Century, Inc.) and liabilities to SMCP as of March 28, 1996, have been limited to applying for appropriate gaming licenses and securing the land for, arranging for construction of, finalizing the design of, constructing and developing and obtaining financing for the East Chicago Showboat. The budgeted $200.0 million East Chicago Showboat will contain approximately 53,000 square feet of gaming space with approximately 1,770 slot machines and approximately 90 table games (includes five poker tables). The land based facility is expected to consist of a pavilion, parking garage and surface parking. The pavilion will be approximately 100,000 square feet and will include a coffee shop, upscale restaurant, cocktail lounge, gift shop, ticket/promotions area as well as administrative offices. A parking garage containing 1,800 spaces will connect to the pavilion through a climate controlled corridor and surface parking for an additional 1,000 vehicles will be available for use by patrons to the East Chicago Showboat. Subject to obtaining the necessary gaming licenses, other permits and financing, SMCP expects gaming operations at East Chicago Showboat to commence during the second calendar quarter of 1997.

     The funds necessary to design, develop, construct, equip and open the East Chicago Showboat were derived from funds contributed to SMCP in March 1996, the proceeds from the sale of debt securities also sold in March 1996 and capital lease financing. SMCP is currently finalizing agreements with its capital lease providers.

     ISSUANCE OF DEBT SECURITIES. On March 28, 1996, SMCP and Showboat Marina Finance Corporation, a Nevada corporation and wholly owned subsidiary of SMCP ("SMFC"), sold $140.0 million, 13 1/2% Series A First Mortgage Notes due 2003 (the "Series A Notes") through a private placement. The proceeds from the offering were approximately $133.7 million, net of underwriting discounts and commissions. The funds were raised to support the development costs for the East Chicago Showboat. On August 12, 1996, SMCP and SMFC exchanged the Series A Notes with notes registered under the Securities Act of 1933, as amended, the 13 1/2% Series B First Mortgage Notes due 2003 (the "Series B Notes"). The Series B Notes and the

Series A Notes were issued under the Indenture dated as of March 28, 1996 (the "East Chicago Note Indenture") between SMCP, SMFC and American Bank National Association as Trustee (in such capacity, the Trustee or Registrar). The form and terms of the Series A Notes were identical in all material respects to the form and terms of the Series B Notes. The Series A Notes and the Series B Notes are collectively referred to as the "East Chicago Notes."

     Interest is payable on the East Chicago Notes semiannually on March 15 and September 15 of each year, commencing September 15, 1996. The East Chicago Notes will not be redeemable prior to March 15, 2000, except as otherwise required by a gaming authority. On and after March 15, 2000, the East Chicago Notes will be redeemable at the option of the SMCP, in whole or in part, at redemption prices ranging from 106.75% in 2000 through 100.00% in 2002 and thereafter, as defined in the East Chicago Note Indenture for the East Chicago Notes, plus accrued and unpaid interest and liquidated damages, if any.

     The East Chicago Notes are senior secured obligations of SMCP and rank senior in right of payment to all existing and future subordinated indebtedness of SMCP and pari passu with SMCP's senior indebtedness. The East Chicago Notes are without recourse to the general partners of SMCP or to the Company. Terms not otherwise defined herein have the meanings assigned to them in the East Chicago Note Indenture. The East Chicago Notes are secured by a first lien on substantially all of SMCP's assets. The East Chicago Note Indenture places significant restrictions on SMCP for the incurrence of additional Indebtedness, the creation of additional Liens (defined in the East Chicago Note Indenture) on the Collateral (defined in the East Chicago Note Indenture) securing the East Chicago Notes, transactions with Affiliates (defined in the East Chicago Note Indenture) and making Restricted Payments (defined in the East
Chicago Note Indenture) unless certain conditions are met. Restricted Payments include paying a management fee to SMP, the Manager of the East Chicago Showboat. In order to pay the management fee, among other things, SMCP's Fixed Charge Coverage Ratio (defined in the East Chicago Note Indenture) must be greater than 1.5 to 1.0 for the most recently ended four full fiscal quarters, after giving effect to such Restricted Payment. To make any other Restricted Payment SMCP must, among other things, have a Fixed Charge Coverage Ratio of 2.0 to 1.0 for the most recently ended four full fiscal quarters, after giving effect to such Restricted Payment.

     In addition, subject to certain qualifications and exceptions, the Company entered into a standby equity commitment with SMCP, pursuant to which it will cause to be made up to an aggregate of $30.0 million in additional capital contributions to SMCP if, during the first three full four fiscal quarters following the commencement of operations at the East Chicago
Showboat, the East Chicago Showboat's combined cash flow (as defined) is less than $35.0 million for any one such full four quarter period. However, in no event will the Company be required to cause to be contributed to SMCP more than $15.0 million in respect of any such full four quarter period. In addition, subject to certain qualifications and exceptions, the Company entered into a completion guarantee with SMCP to complete the East Chicago Showboat so that it becomes operational, including the payment of all costs owing prior to such completion, up to a maximum aggregate amount of $30.0 million. The Company's obligation to complete the East Chicago Showboat will be suspended during the pendency of any force majeure event or other event outside the control of the Company. The Company believes that SMCP has sufficient funds for the design, development, construction, equipping and opening of the East Chicago Showboat. For additional information relating to SMCP, please refer to the Form 10-K for SMCP (SEC File No. 001-12419) for the year ended December 31, 1996, as filed with the Commission on March 25, 1997.

     CHANGE OF LAW. A Coast Guard appropriations bill, which included an amendment to the Johnson Act permitting the operation of gaming equipment on the portion of Lake Michigan within Indiana's borders and jurisdiction, was presented to and signed by President William J. Clinton in November 1996. Previously, the Johnson Act prohibited gaming on federal waterways, including the Great Lakes. The Indiana casino excursion riverboats operating on Lake Michigan prior to the passage of the Coast Guard appropriations bill, were permitted to operate "mock" cruises at the dock. As a result of the bill's enactment, Indiana casino excursion riverboats will be permitted to cruise on Lake Michigan within Indiana's borders.

  RANDOLPH, MISSOURI

     In March 1995, the Company, with an unrelated corporation, formed Showboat Mardi Gras, L.L.C. ("SMG"), to own and operate, subject to licensing, a riverboat casino near Kansas City, Missouri. The Company owned 35% of the equity of SMG. SMG was not selected by the Missouri Gaming Commission for investigation for a gaming license. Due to a decline in the market value of the assets of SMG, principally a riverboat, the Company recorded a pre-tax write-down of $3.8 million. This write-down included the Company's remaining investment in SMG, and the Company has no further obligation to SMG.

  LUMMI INDIAN NATION

     The Company entered into a tribal management agreement and related documents with the Lummi Indian Nation for the financing, development and operation of a Class III casino located between
Bellingham, Washington and Vancouver, British Columbia, Canada. The agreements are subject to necessary approvals and licensing by various state and federal regulatory authorities. The casino, which will be located on tribal land, will be 3 miles off of Interstate 5, approximately 45 minutes from Vancouver. It is anticipated that the casino will be approximately 65,000 square feet, featuring table games, keno and several restaurants.

  FUTURE EXPANSION

     The Company regularly evaluates and pursues potential expansion and acquisition opportunities in both domestic and international markets. Such opportunities may include the ownership, management and operation of gaming and entertainment facilities, either alone or with joint venture partners. Currently, the Company has announced gaming opportunities in Lemay, Missouri, Rockingham Park in Salem, New Hampshire and the Lummi Indian Nation, near Bellingham, Washington. See "Item 1. Business -- Narrative Description of Business -- Development
Activities" "-- Rockingham Park, New Hampshire," "-- Lemay, Missouri" or "-- Lummi Indian Nation." Development and operation of any gaming facility is subject to numerous contingencies, several of which are outside of the Company's control and may include the enactment of appropriate gaming legislation, the issuance of requisite permits, licenses and
approvals,   the   availability  of  appropriate   financing  and
the     satisfaction     of     other     conditions.       There
can be no assurance that the Company will elect or be able to consummate any such acquisition or expansion opportunity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

NARRATIVE DESCRIPTION OF BUSINESS

  ATLANTIC CITY OPERATIONS

     The Company's subsidiary, Atlantic City Showboat, Inc. ("ACSI"), owns and operates the Atlantic City Showboat, which commenced operations in 1987. ACSI is a wholly-owned subsidiary of Ocean Showboat, Inc. ("OSI"), which is a wholly-owned subsidiary of the Company. The Atlantic City Showboat is located at the eastern end of the Boardwalk on approximately 12 acres, 10 1/2 acres of which are leased to ACSI. In addition, ACSI owns approximately nine acres of land adjacent to the Atlantic City Showboat which are zoned for non-casino development and which are currently used as surface parking lots.

     The Atlantic City Showboat is a New Orleans-themed casino-hotel featuring, as of March 1, 1997, approximately 97,000 square feet of casino space. The casino, the other public areas and administrative offices are located on the first four floors of a 24-story hotel tower. A 16-story hotel tower, constructed in 1994, is adjacent to the 24-story hotel tower. The Atlantic City Showboat has been designed to promote ease of customer access to the casino and all other public areas of the hotel-casino. Access to the Atlantic City Showboat's casino is provided by two main entrances, one on the Boardwalk and one on Pacific Avenue, which runs parallel to the Boardwalk.

     The Atlantic City Showboat contains two public levels. Two pairs of large escalators, which are directly accessible from the two ground level entrances, and ten elevators provide easy access to the second public level. Public areas located on the ground level, in addition to the casino space, include a show lounge, five restaurants, two cocktail lounges, a pizza snack bar, an ice cream parlor, and retail shopping. Public areas located on the second level include a buffet, a coffee shop, a private players club, a beauty salon, a health spa, a video game arcade, approximately 27,000 square feet of meeting rooms, convention and exhibition space and a 60-lane bowling center, including a snack bar and cocktail lounge. As of March 1, 1997, the casino offered approximately 3,600 slot machines, 100 table games, a horse race simulcast facility and a keno facility. The second and fourth floors of the 24-story hotel tower are occupied by kitchens, storage for food, beverage and other perishables, surveillance and security areas, an employee cafeteria, computer equipment and executive and administrative offices.

     The two hotel towers feature a total of 800 hotel rooms. Many of the hotel rooms have a view of the ocean. Included in the number of hotel rooms are 59 suites, 40 of which have ocean-front decks. A nine-story parking garage is located on-site at the Pacific Avenue entrance. The facility provides self-parking for approximately 2,000 cars and a 14-bus depot integrated with the 24-story hotel tower. In addition, on-site underground parking accommodates valet parking for approximately 500 cars. This design permits Atlantic City Showboat's customers to enter the casino hotel protected from the weather. The Atlantic City Showboat also has surface level self-parking for approximately 950 cars adjacent to the parking garage.

     Adjacent to the Atlantic City Showboat is the Taj Mahal Casino Hotel (the "Taj Mahal"). The Taj Mahal is connected to both the Atlantic City Showboat and Resorts International Casino Hotel by pedestrian passageways. These three properties form an "uptown casino complex" in which patrons can pass from property to property, either on the ocean-front Boardwalk or through the pedestrian connectors.

  ATLANTIC CITY EMPLOYEES AND LABOR RELATIONS

     As of March 1, 1997, the Atlantic City Showboat employed approximately 3,300 persons on a full-time basis and approximately 325 persons on a part-time basis. Approximately 1,300 or 39.4% of the Atlantic City Showboat's full-time employees are covered by collective bargaining agreements. The collective bargaining agreement covering 1,172 employees expires in September 1999. The number of employees at the Atlantic City Showboat is expected to fluctuate, with the highest number during the summer months and the lowest number during the winter months. All employees of the Atlantic City Showboat whose responsibilities involve or relate to the casino or the simulcast area must be licensed by or registered with the applicable New Jersey regulatory authorities before commencing work at the Atlantic City Showboat. The Company considers its current labor relations to be satisfactory.

  LAS VEGAS OPERATIONS

     The Las Vegas Showboat is owned by the Company and it commenced operations in September 1954. The Las Vegas Showboat is managed by Showboat Operating Company ("SBOC"), a wholly-owned subsidiary of the Company. The Las Vegas Showboat, which covers approximately 26 acres, is located near the Boulder Highway approximately two and one-half miles from the hotel-casinos in downtown Las Vegas or on the Las Vegas Strip.

     The Las Vegas Showboat is a New Orleans-themed hotel casino in an 18-story hotel tower and low-rise complex. The Las Vegas Showboat features an approximately 75,000 square foot casino, 451 hotel rooms, a 106-lane bowling center, two specialty restaurants, a buffet, a coffee shop, an approximately 1,300-seat bingo parlor garden and a showroom. In addition, 8,300 square feet of meeting room area is available with a seating capacity of 1,000 persons. As of March 1, 1997, the Las Vegas Showboat's casino offered approximately 1,480 slot machines, 28 table games, a race and sports book and a keno facility. The Las Vegas Showboat has developed a recreational vehicle park with approximately 80 spaces on leased property contiguous to the Las Vegas Showboat. The recreational vehicle park became operational in March 1997.

  LAS VEGAS EMPLOYEES AND LABOR RELATIONS

     As of March 1, 1997, the Las Vegas Showboat employed approximately 1,280 persons, of which approximately 720 or 57% of the employees were represented by collective bargaining agreements. The collective bargaining agreement covering approximately 575 employees expires on June 1, 1997. The Company considers its current labor relations to be satisfactory.

  SYDNEY OPERATIONS

     The Company's wholly-owned subsidiary, Showboat Australia Pty Limited ("SA"), invested approximately $100.0 million in SHCH, which, through wholly-owned subsidiaries, owns the Sydney Harbour Casino and holds the casino license required to operate the Sydney Harbour Casino. SA also has an 85% interest in the management company which manages the Sydney Harbour Casino. In December 1994, the New South Wales Casino Control Authority ("NSWCCA") granted the only full-service casino license in the State of New South Wales to Sydney Harbour Casino Pty Limited ("SHCL"). Upon issuance of the license, SHCL paid an aggregate of A$376.0 million as a one time license fee and prepaid rent for the casino site. The Sydney Harbour Casino commenced gaming operations in an interim casino in Sydney, Australia on September 13, 1995.

     The interim casino, which has approximately 60,000 square feet of casino space, is located approximately one mile from the Sydney central business district at Pyrmont Bay adjacent to Darling Harbour on Wharves 12 and 13. An existing building was renovated to permit the operation of the interim casino containing 500 slot machines and 150 table games. The interim casino is open 24 hours per day, every day of the year. The interim casino also features 3 restaurants, 5 bars, a sports lounge and a gift shop. In December 1996, 1,400 parking spaces constructed in connection with the permanent casino became available for use by patrons of the interim casino.

     The opening of the interim Sydney Harbour Casino marked the beginning of Sydney Harbour Casino's 12-year monopoly as the only full-service casino in the State of New South Wales. This exclusive 12-year period is included in the 99-year casino license awarded to SHCL.

     Pursuant to the terms of a construction contract and subject to certain exceptions, the permanent Sydney Harbour Casino must be completed by February 1998. SHCH formed a wholly-owned subsidiary, Sydney Harbour Casino Properties Pty Limited ("SHCP"), to lease the land for the Sydney Harbour Casino from the NSWCCA and to construct the Sydney Harbour Casino. The Company anticipates that the permanent Sydney Harbour Casino will commence operations by the end of 1997. The permanent Sydney Harbour Casino will be located at Pyrmont Bay next to the interim casino site. Pursuant to the terms of the casino license, upon opening the permanent casino, the interim casino lease will terminate and operations at the interim casino will cease. The permanent Sydney Harbour Casino will feature approximately 153,000 square feet of casino space, including an approximately 22,000 square foot private gaming area to be located on a separate level which will service a premium clientele. The Sydney Harbour Casino will have 1,500 slot machines and 200 table games. The permanent Sydney Harbour Casino will also contain several themed restaurants, cocktail lounges, a 2,000 seat lyric theatre, a 900 seat cabaret style theatre and extensive public areas. The Sydney Harbour Casino entered into an eight-year agreement with Lord Andrew Lloyd Webber's Really Useful Theatres Pty Ltd. for the management of the lyric theatre. The Sydney Harbour Casino complex will include a 352 room hotel tower and an adjacent condominium tower containing 139 privately-owned units with full hotel services. (Of the 139 units, 78 units have been sold as of March 7, 1997.) When available, some of the 139 privately-owned units may also be used by the hotel for its guests. The complex will also include extensive retail facilities, a station for Sydney's proposed light rail system, a bus terminal, docking facilities for commuter ferries and parking for approximately 2,500 cars.

     In April 1996, the Company, through its partially-owned affiliate, undertook steps to upgrade the planned theming and decor of the permanent Sydney Harbour Casino. The design element changes were made with a view toward improving the casino's operational efficiency and product quality and to match the changing competitive environment. In addition, the scheduled opening date was moved up and is currently expected to be December 1997, rather than April 1998. As a result, the total project cost increased A$180.0 million to A$1,413.8 million from A$1,233.8 million as previously disclosed by SHCH. The current project cost includes expenditures for property, plant and equipment of approximately A$782.9 million and A$93.5 million for the permanent and interim casinos, respectively. Other project costs include preopening costs for both the permanent and interim casinos which are budgeted at approximately A$44.8 million, the license fee and prepaid rent which was A$376.0 million and equity costs, financing fees, prelicensing costs and other expenses for the project which total approximately A$116.6 million. The increased construction costs for the upgraded project are being funded by increasing the available bank financing by A$150.0 and by the April 1996 sale of 35,250,000 preferred ordinary shares of SHCH in providing net proceeds of approximately A$64.0 million. As with any construction contract, the final amount of such contract will be subject to modification based upon change orders and the occurrence of events such as costs associated with certain types of construction delays. No assurances can be given that the costs for the Sydney Harbour Casino project will not exceed A$1,413.8 million.

     Under the terms of the construction contract and subject to certain exceptions, the permanent casino must be completed by February 1998. In the event that the permanent Sydney Harbour Casino is not completed within such time period, the construction contract provides for the payment of liquidated damages of not more than A$150,000 per day to an aggregate maximum amount of A$30.0 million. Additionally, SHCH is indemnified against any loss arising from the contractor's failure to perform its obligations under the construction contract.

     In addition to its 24.6% equity interest in SHCH, SA has an option to purchase an additional 37,446,553 ordinary shares of SHCH at an exercise price of A$1.15 per share. SA's option may be exercised no earlier than July 1, 1998 and expires June 30, 2000. SA is restricted to remain the beneficial owner of not less than 10% of the issued capital of SHCH for a period of not less than five years after completion of the permanent Sydney Harbour Casino and remain the beneficial owner of not less than 5% of the issued capital of SHCH for an additional two years thereafter. SHCH became a publicly listed company on the Australian Stock Exchange in June 1995.

     Sydney Casino Management Pty Limited (the "Manager"), a company which is 85% owned by SA and 15% owned by National Mutual Trustees Limited in trust for Leighton Properties Pty Limited ("Leighton Properties"), manages the interim casino and will manage the permanent Sydney Harbour Casino pursuant to a 99-year management agreement (the "Management Agreement"). The terms of the Management Agreement require the Manager to advise SHCL or SHCP as to the casino design and configuration and the placement of all gaming equipment. The Manager also has agreed to
train    all     employees   of   the   Sydney   Harbour   Casino
and to manage a high quality international class casino in accordance with the operating standards required by the NSWCCA. The NSWCCA requires a service audit to be conducted yearly by a third party so that areas of non-compliance can be identified and remedied by the Manager. The Manager will be paid a management fee equal to the sum of
(i) 1 1/2% of casino revenue, (ii) 6% of casino gross operating profit, (iii) 3 1/2% of total non-casino revenue, and (iv) 10% of total gross non-casino operating profit, for each fiscal year for services rendered by the Manager pursuant to the Management Agreement. SA has agreed to forego the first A$19.1 million of its 85% portion of the fees due under the Management Agreement, of which amount approximately A$4.6 million remains as of December 31, 1996. Gaming revenue from the Sydney Harbour Casino will be taxed at a rate of (i) 22.5% of slot machine revenue and
(ii) 20% of the first A$222.6 million (as adjusted) of gross table game revenue with the rate increasing by 1.0% for each additional A$5.0 million of gross table game revenue up to a maximum rate of 45.0% payable on gross table game revenue in excess of A$320.0 million per annum. The A$222.6 million of base gross table game revenue will be adjusted annually in accordance with changes in the Consumer Price Index (Sydney All Groups) from the first week in July each year. The base year of the index is 1992. SHCL will also pay a community benefit levy of 2.0% of gross gaming revenue.

     The Company has entered into an agreement in principle with PBL to sell approximately 55 million ordinary shares of SHCH owned by the Company and contemplates that PBL would succeed to the management of the Sydney Harbour Casino for which PBL would pay the Company A$204 million. See "Item 1. Business - Fiscal Year 1996 Developments - Sydney, Australia" and "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" for discussion regarding the Company's agreement in principle with PBL.

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

  SYDNEY EMPLOYEES AND LABOR RELATIONS

     As of March 1, 1997, the Sydney Harbour Casino employed approximately 2,805 persons, of which approximately 2,255 or 80% of the employees were represented by a collective bargaining agreement. The collective bargaining agreement expires in February 1988. The Sydney Harbour Casino considers its current labor relations to be satisfactory.

FINANCIAL INFORMATION ABOUT THE COMPANY

     The primary source of revenue and income to the Company is its casinos, although the hotels, restaurants, bars, buffets, shops, bowling, sports and other special events and services are important adjuncts to the casinos. At December 31, 1996, casinos either owned or managed by the Company featured the following approximate number of slot machines and table games:



                                                    Interim
                           Atlantic                  Sydney
                             City      Las Vegas     Harbour
                           Showboat    Showboat      Casino     Total

Slot Machines............  3,605       1,478          500       5,583
"21" Tables..............     48          15           81         144
Poker Tables.............      6           5            0          11
"Craps" Tables...........     10           2            2          14
Roulette Tables..........     13           2           33          48
Caribbean Stud Poker.....      8           1            4          13
Pai Gow Poker Tables.....      2           1            2           5
Pai-Gow Tile Table.......      3           0            0           3
Baccarat Tables..........      3           0            3           6
Mini-Baccarat Tables.....      1           0           18          19
Big Six Wheel............      2           0            2           4
Sic Bo...................      1           0            4           5
Let It Ride..............      5           2            0           7
Two Up...................      0           0            1           1


     The Atlantic City Showboat also contains a horse racing simulcast area and a keno facility. The Las Vegas Showboat also contains a race and sports book, a 1,300-seat bingo parlor and a keno facility.

     Slot machines have been the principal source of casino revenues at the Atlantic City Showboat and the Las Vegas Showboat. At the Atlantic City Showboat, slot machines accounted for 76.1%, 73.9%, and 73.6% of casino revenues for the years ended December 31, 1996, 1995 and 1994, respectively. At the Las Vegas Showboat, slot machines accounted for 85.2%, 85.5%, and 83.0% of casino revenues for the years ended December 31, 1996, 1995 and 1994, respectively. In contrast, table games have been the principal source of casino revenues at the interim Sydney Harbour Casino. For the year ended December 31, 1996 and for the period from commencement of operations to December 31, 1995, table games accounted for 82.2% and 86.1%, respectively, of casino revenues at the Sydney Harbour Casino. Gaming operations at the Atlantic City Showboat, the Las Vegas Showboat and the interim Sydney Harbour Casino are each conducted 24 hours a day, every day of the year.

     The following table sets forth the contribution to total net revenues on a dollar and percentage basis of the Company's major activities at the Atlantic City Showboat and the Las Vegas
Showboat for the years ended December 31, 1996, 1995 and 1994. Net revenues for the interim Sydney Harbour Casino and the Showboat Star Casino are not included in the table since the Company accounts for its investment in SHCH and the Showboat Star Partnership, the owner of the Showboat Star Casino ("SSP"), respectively, under the equity method of accounting. The Company's equity in the income or loss of SHCH, net of intercompany elimination, was $4,086,000 for the year ended December 31, 1996. For the year ended December 31, 1995, the company reported no earnings for SHCH due to the write off of preopening costs. The Company's equity in the income or loss of SSP, net of intercompany elimination, was a loss of $22,000 through March 31, 1995 and income of $12,828,000 for the year ended December 31, 1994. For additional financial information, see the Company's financial statements contained in "Item 8. Financial Statements and Supplementary Data."



                                 Year Ended                  Year Ended
                             December 31, 1996           December 31, 1995
                                                   (dollar amounts in thousands)
                              Amount       Percent     Amount         Percent
Revenues:
 Casino<F1>.................  $382,980      88.3       $379,494        88.5
 Food and beverage..........    56,916      13.1         53,894        12.6
 Rooms......................    26,147       6.0         25,694         6.0
 Sports and special events..     3,682        .9          3,924         1.0
Other<F2>...................     5,876       1.4          5,379         1.2
Total gross revenues<F3>....   475,601     109.7        468,385       109.3
Less complimentaries<F1>....    41,896       9.7         39,793         9.3
Total net revenues<F3>......  $433,705     100.0       $428,592       100.0


<F1>  Casino  revenues  are  the net difference between the  sums paid as winnings and the sums received as losses. Complimentaries consist primarily of rooms, food and beverages furnished gratuitously to customers. The sales value of such services is included in the respective revenue classifications and is then deducted as complimentaries. Complimentary rates are periodically reviewed and adjusted by management. See Note 1 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
<F2>  Includes  management  fee  revenues,  net  of  intercompany elimination, in the amount of $.2 million, and $1.9 million paid to Lake Pontchartrain Showboat, Inc., a wholly-owned subsidiary of the Company, from SSP in
      1995  and   1994, respectively.
<F3>  Does not include interest income.






                                       Year Ended
                                   December 31, 1994

                                  Amount       Percent
Revenues:
 Casino<F1>..................  $351,436           87.6
 Food and beverage...........    50,624           12.6
 Rooms.......................    20,587            5.1
 Sports and special events...     4,168            1.0
 Other<F2>...................     7,799            2.0
Total gross revenues<F3>.....   434,614          108.3
Less complimentaries<F1>.....    33,281            8.3
Total net revenues<F3>.....    $401,333          100.0


<F1>  Casino  revenues  are  the net difference between the  sums paid as winnings and the sums received as losses. Complimentaries consist primarily of rooms, food and beverages furnished gratuitously to customers. The sales value of such services is included in the respective revenue classifications and is then deducted as complimentaries. Complimentary rates are periodically reviewed and adjusted by management. See Note 1 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
<F2>  Includes   management  fee revenues,  net  of  intercompany
      elimination, in the amount of $.2 million, and $1.9 million paid to Lake Pontchartrain Showboat, Inc., a wholly-owned subsidiary of the Company, from SSP in
      1995  and   1994, respectively.
<F3>  Does not include interest income.





     The Atlantic City Showboat offers complimentary meals, drinks and room accommodations to a larger percentage of customers than does the Las Vegas Showboat or the Sydney Harbour Casino. Such promotional allowances (complimentary services) at the Atlantic City Showboat were 10.1%, 9.7%, and 8.8% of total net revenues for the years ended December 31, 1996, 1995 and 1994, respectively. Such promotional allowances (complimentary services) at the Las Vegas Showboat were 7.0%, 6.8%, and 6.5% of total net revenues for the years ended December 31, 1996, 1995 and 1994, respectively. At the interim Sydney Harbour Casino, such complimentary services were 2.7% of the total net revenues for the period from commencement of operations to December 31, 1995 and 3.6% for the year ended December 31, 1996.

GAMING CREDIT POLICY

     A relatively minimal dollar amount of credit is extended to a limited number of gaming customers at the Las Vegas Showboat. The Sydney Harbour Casino is prohibited by regulation from extending any credit to its gaming customers. The Atlantic City Showboat, however, offers substantially more credit to a greater number of customers than the Las Vegas Showboat. At the Atlantic City Showboat, gaming receivables were approximately $6.3 million at December 31, 1996, before deducting allowance for doubtful accounts of approximately $2.2 million. In comparison, gaming receivables at the Atlantic City Showboat were approximately $7.1 million before deducting allowance for doubtful accounts of approximately $2.5 million for the year ended December 31, 1995. The Atlantic City Showboat's gaming credit, as a percentage of total gaming revenues, is at a level which is consistent with that of the average credit levels for all other hotel-casinos in Atlantic City. Overall, the Company's gaming receivables were approximately $7.2 million at December 31, 1996, before deducting allowance for doubtful accounts of approximately $2.6 million. In comparison, the Company's gaming receivables were approximately $7.0 million at December 31, 1995, before deducting allowance for doubtful accounts of approximately $2.2 million.

     The non-collectibility of gaming receivables can have a material adverse effect on results of operations, depending upon the amount of credit extended and the size of uncollected amounts. The Company maintains strict controls over the issuance of credit and aggressively pursues collection of its customer receivables. These collection efforts parallel those procedures commonly followed by most large corporations, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Gaming debts evidenced by credit instruments are enforceable under the laws of New Jersey and Nevada, respectively. All other states are required to enforce a judgment on a gaming debt entered in New Jersey or Nevada pursuant to the Full Faith and Credit Clause of the United States Constitution. Although gaming debts are not legally enforceable in some foreign countries, the United States assets of foreign debtors may be reached to satisfy a judgment entered in the United States. Annual gaming bad debt expense at the Atlantic City Showboat was approximately
0.4%  of   casino  revenues  for  the  year  ended  December  31,
1996, as compared to approximately 0.4% and 0.2% for the years ended December 31, 1995 and 1994, respectively. Annual
gaming  bad   debt  expense  at  the  Las  Vegas   Showboat   was
approximately    0.3%   of   casino   revenues   for   the   year
ended December 31, 1996, as compared to approximately 0.2% of casino revenues for the years ended December 31, 1995 and 1994.

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

SEASONAL FACTORS

     The Company does not believe that the gaming and hotel revenues in Las Vegas, Nevada and the gaming revenues in Sydney, Australia are significantly seasonal. In contrast, the Company believes that gaming and hotel revenues are seasonal in Atlantic City, New Jersey due to the harsher weather in the mid-eastern seaboard during winter months.

COMPETITION

     The  gaming  industry includes land-based casinos,  dockside casinos, riverboat casinos, casinos located on Native American land, card parlors, state-sponsored lotteries, on-track and off-track wagering and other forms of legalized gaming in the United States and internationally. Competition is intense among companies in the gaming industry, and the Company expects it to remain so in the future. Many states have legalized, and other states may in the future consider legalizing, casino gaming. The Company believes that the growth in the legalization of gaming is fueled by a combination of increasing popularity and acceptability of gaming activities and the desire and need for states and local communities to generate revenues without increasing general taxation.

  ATLANTIC CITY, NEW JERSEY

     The Atlantic City Showboat competes with 11 other hotel-casinos in Atlantic City containing a total of approximately 1.1 million square feet of gaming space and approximately 11,000 casino hotel rooms as of December 31, 1996 (including the Atlantic City Showboat). According to the New Jersey Convention and Visitors Authority, eight expansions of existing hotel-casinos have been announced and are expected to be open and could be completed within the next four years, which will add approximately 6,800 more hotel rooms. There are several sites on the Boardwalk and in the Marina Area of Atlantic City on which hotel-casino facilities could be built in the future. Several established gaming companies, are at various stages in the licensing process with the New Jersey Casino Control Commission to obtain licenses and permits to develop major casino resorts in Atlantic City. Hotel-casinos in Atlantic City generally compete on the basis of promotional allowances, bus programs and packages, entertainment, advertising, service provided to patrons, caliber of personnel, attractiveness of the hotel-casino areas and related amenities. The Atlantic City Showboat targets slot machine customers by utilizing a variety of marketing techniques.

     The Atlantic City Showboat also competes with Foxwood's High Stakes Bingo and Casino on the Mashantucket Pequot Indian Reservation in Ledyard, Connecticut and the Mohegan Sun Casino near Montville, Connecticut. Delaware recently passed legislation authorizing all three racetracks in its state to operate in the aggregate 2,700 slot machines. As of December 29, 1996, Delaware racetracks operated a total of approximately 1,700 slot machines. To a lesser extent, the Atlantic City Showboat competes with casinos in Nevada and other states of the United States and internationally. The Company believes that the commencement or expansion of casino and other gaming ventures in states close to New Jersey, particularly, Delaware, Maryland, New York or Pennsylvania, could have an adverse effect on the Company's Atlantic City operations.

  LAS VEGAS, NEVADA

     The Las Vegas Showboat competes with casinos located in the Las Vegas area, including competitors located on the Boulder Strip, on the Las Vegas Strip, in downtown Las Vegas and at the Nevada-California stateline. Such competition includes a number of hotel-casinos, as well as numerous non-hotel gaming facilities, targeted toward slot machine players and local residents. As of December 31, 1996, there were two hotel-casinos located on the Boulder Strip which the Company believes are its primary competitors. Additionally, there are approximately 40 hotel-casinos located on or near the Las Vegas Strip, 14 located in the downtown area and 11 located in other areas in or near Las Vegas. Several of the Company's direct competitors have opened new hotel-casinos or have commenced or completed major expansion projects, and other expansions are in progress or are planned. Two new hotel-casinos targeting a similar market as the Las Vegas Showboat are scheduled to open in 1997 and 1998, respectively, in Henderson, Nevada, approximately eight miles from the Las Vegas Showboat. According to the Las Vegas Convention and Visitors Authority, the Las Vegas hotel-motel room inventory was approximately 99,072 rooms as of December 31, 1996, an increase of approximately 10% from the prior year. Fifteen new hotel-casinos and six hotel-casino expansions are under construction or have been announced, which will add approximately 27,520 rooms to the Las Vegas areas over the next approximately three years.

     As   a   result  of  increased   competition  primarily  for
slot machine players and Las Vegas area residents, the Las Vegas Showboat has experienced declines in revenues and earnings from operations. The Company has expanded marketing and customer service programs in response to increased casino capacity in the Las Vegas market. There can be no assurance that the expanded marketing and customer service programs will attract customers to the Las Vegas Showboat.

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

  SYDNEY, NEW SOUTH WALES

     The Sydney Harbour Casino competes with casinos in Australia and other casinos located within the Pacific Rim. Currently, 15 full-service casinos operate in Australia and New Zealand. Sydney Harbour Casino will remain the only full-service casino in the State of New South Wales until September 2007. While only 17.8% of casino revenues were generated by slot machines, in 1996 in excess of approximately 74,000 slot machines were permitted in approximately 1,847 hotels and approximately 1,452 non-profit private clubs in New South Wales. Hotels are currently limited to a maximum of ten slot machines each and after April 1, 1997 hotels will be limited to a maximum of thirty slot machines each. In 1995, over 75% of the private clubs contained 50 slot machines or less; however, the largest private club contained in excess of 800 slot machines (the most recently available public information). Sydney Harbour Casino expects to compete with the local slot clubs and with the casinos throughout Australia and the Pacific Rim by offering excellent service and an attractive facility containing hotel operations, bars and restaurants, sports and recreation facilities, entertainment centers, car parking, theaters, convention facilities and retail shopping.

MARKETING

     The Company's revenues and operating income depend primarily upon the level of gaming activity at its casinos, although the Company also seeks to maximize revenues from food and beverage, lodging and other retail operations. Therefore, the primary goal of the Company's marketing efforts is to attract gaming customers to its casinos. Specifically, the Company's marketing strategy at the Atlantic City Showboat and the Las Vegas Showboat is to develop a high volume of traffic through the casinos, emphasizing slot machine play which accounted for 76.1% and 85.0% of casino revenues of the Atlantic City Showboat and the Las Vegas Showboat, respectively, in 1996. The Atlantic City Showboat targets slot machine customers by providing competitive games and excellent service in an attractive convenient facility and by using a variety of marketing techniques. Customers are attracted to the Las Vegas Showboat by competitive slot machines, bingo, moderately priced food and accommodations, a friendly "locals" atmosphere and a 106-lane bowling center. The Sydney Harbour Casino intends to target gaming patrons by positioning itself as a complete entertainment venue with restaurants, bars, free live entertainment and gaming. The Company advertises its hotel-casinos on television and radio, in newspapers and magazines and on outdoor signs and billboards. The Company markets its slot machine customers by means of promotions, including players' clubs, and direct mailings. The Company also sponsors special events designed to attract its target customers.

DEVELOPMENT ACTIVITIES

     In 1993, the Company created a Development and Management Services Division to investigate and secure new properties in the United States and the world. The Company's development strategy is to identify new and existing gaming opportunities with strong demographics, in attractive and accessible locations, and which the Company believes will exceed the Company's return on investment objectives. Such opportunities may include the ownership, management and operation of gaming and entertainment facilities, either alone or with joint venture partners. The Company's Development and Management Services Division also provides management services to support new facilities upon opening, including human resources, marketing, design and construction, management information systems, regulatory compliance and operating and financial services.

     The following is a listing of the Company's announced expansion opportunities:

     EAST CHICAGO, INDIANA

     The East Chicago Showboat is located on approximately 27 acres of leased land at the Pastrick Marina, approximately 12 miles from Chicago, Illinois. The Pastrick Marina, previously used for private pleasure craft docking only, was expanded to serve as a marina for the East Chicago Showboat and a mooring facility for SMCP's state-of-the-art cruising gaming vessel. The East Chicago Showboat is located directly off Indiana State Highway 912, a six-lane divided highway which connects 3.5 miles south to Interstate Highway 90 and 5.5 miles south to Interstate Highway 80/94. SMCP believes that the East Chicago Showboat will have the most direct and convenient access from federal and state highways of any existing or proposed gaming operation within a 120-mile radius of the East Chicago Showboat (the "Chicago Gaming Market").

     The East Chicago Showboat will consist of an approximately 100,000 square foot five level casino state-of-the-art cruising gaming vessel, an approximately 100,000 square foot land-based pavilion (the "Pavilion"), an approximately 1,800 space parking garage and surface parking for an additional 1,000 automobiles. The gaming vessel will include approximately 53,000 square feet of gaming space on four of its five levels, feature approximately 1,770 slot machines and approximately 90 table games (includes five poker tables), and accommodate approximately 3,750 passengers. The cruising gaming vessel will resemble a modern vacation cruise vessel, with escalators, elevators, eleven foot to twelve and one-half foot high ceilings, and state-of-the-art design features intended to provide customers with a smooth and comfortable ride during cruises on Lake Michigan. The East Chicago Showboat will offer gaming 365 days per year and will provide its customers a wide variety of table games and slot machines of varying denominations. SMCP expects to operate the casino gaming vessel approximately 20 hours each day in a series of excursions lasting two to three hours each.

     A festive Mardi Gras party atmosphere will be replicated through the use of murals, street performers and entertainers. Customers will enter the casino gaming vessel through its second or third floor via enclosed ramps from the adjacent Pavilion. Of the casino gaming vessel's five levels, the top four levels will be used for gaming with three of the four gaming levels divided into two distinct gaming areas separated by a lobby. The fourth gaming level of the vessel will contain a single gaming area, passenger lounge, snack bar and cocktail lounge. The lowest level of the casino gaming casino will be utilized for administrative support functions.

     Customers will enter the Pavilion through the parking garage or through the PORTE COCHERE, a covered driveway entrance. Customers entering the Pavilion from the attached parking garage will be protected by a climate controlled enclosed walkway and directly enter the Pavilion's second floor. Customers entering the Pavilion through the PORTE COCHERE will proceed from the first floor lobby to the second floor public area. The second floor public area of the Pavilion will include a reception desk, a gift shop, a coffee shop, a hydraulic bandstand platform, an upscale restaurant and a cocktail lounge. The first floor of the Pavilion will include administrative offices, executive offices, accounting and employee support areas and receiving platforms.

     With respect to parking, the East Chicago Showboat will provide secure, well-lit customer parking for approximately 2,800 vehicles - 1,800 spaces in the attached parking garage and 1,000 spaces in a surface parking area. The parking garage will provide access to customers between floors via elevators, escalators and stairways. In addition, there will be 600 off-site parking spaces for employee parking.

     SMCP intends to implement marketing programs previously utilized by Showboat and its affiliates, such as a slot club and special promotions, to attract patrons to the East Chicago Showboat. SMCP's marketing programs will include data based marketing which will offer complimentary merchandise, coin/cash rebates based on play, complimentary food and free bus transportation to and from the East Chicago Showboat. SMCP will also utilize competitive payouts on gaming machines, value pricing of food and other amenities, entertainment, and friendly, quality customer service to maximize customer satisfaction.

     SMCP currently has approximately 250 employees. When the East Chicago Showboat commences operations, management anticipates the employment of approximately 1,900 employees, some of whom may be covered by a collective bargaining agreement.

     SMCP entered into a fixed price contract for the construction of the casino gaming vessel and entered into fixed or guaranteed maximum price contracts with specific completion dates for substantial portions of the Pavilion and other structures comprising the East Chicago Showboat. Guaranteed maximum price contracts, however, are subject to price adjustment if the plans and specifications are changed. In October 1996, the project budget for the East Chicago Showboat was revised upward by $5.0 million to $200.0 million to provide for an enhanced Pavilion and additional employee training. As of January 1997, the breakwater for the Pastrick Marina was substantially completed and the casino gaming vessel had arrived in the City of East Chicago. As of December 31, 1996, approximately $116.7 million had been spent on the construction of the East Chicago Showboat. Subject to licensing, the East Chicago Showboat will commence operations during the Second Calendar Quarter of 1997.

     SMCP will compete in the Chicago Gaming Market with seven operating riverboat casinos, three of which are located in Indiana and four of which are located in Illinois, and two additional casinos (including the East Chicago Showboat) have been proposed or are under construction. Of the three Indiana operating riverboat casinos, two commenced gaming operations in June 1996 and one commenced gaming operations in July 1996. Four of the seven riverboat casinos operate in Illinois (within fifty miles of the East Chicago Showboat) and these riverboat casinos are limited to 1,200 gaming positions each by Illinois gaming law.

     SMCP expects to compete with the riverboat casinos in the Chicago Gaming Market based on its convenient and direct access to and from state and federal highways, availability of a wide variety of table games and slot machines of varying denominations, its spacious comfortable environment, and its Mardi Gras atmosphere.

     In addition to traditional riverboat casino operations, SMCP faces other forms of local competition as well. The Pokagon Band of Potawatomi Indians (the "Pokagon Band") of southern Michigan and northern Indiana has been federally recognized as an Indian tribe. In February 1995, the Pokagon Band voted to build at least one land-based casino in southern Michigan and, in April 1995, voted to accept a casino development proposal from a national casino operator. The Governor of Michigan signed a compact with the Pokagon Band in November 1995 and the Governor of Indiana has not yet begun compact negotiations with the Pokagon Band with respect to a land-based casino in Indiana. In addition, the Indiana Horse Racing Commission has issued a permit for pari-mutuel wagering on a horse racetrack in Anderson, Indiana, and that permit holder also has been issued licenses for three satellite wagering facilities, including one in Merrillville, Indiana located in the same county as the East Chicago Showboat. The legalization of additional or larger casino gaming operations in jurisdictions in close proximity to the East Chicago Showboat would have a material adverse effect on SMCP.

     SMCP anticipates that activity at the East Chicago Showboat will be affected by weather conditions typical to the region. Although SMCP has no operating history, SMCP anticipates that most business activity will occur from May to September rather than October through April when the region experiences harsher weather.

     ROCKINGHAM PARK, NEW HAMPSHIRE

     In July 1995, the Company, through its wholly-owned subsidiary, Showboat New Hampshire, Inc. ("SNHI"), entered into definitive agreements with Rockingham Venture, Inc. ("RVI") regarding the proposed development and management of a non-racing gaming project ("Showboat Rockingham Park") at Rockingham Park in Salem, New Hampshire. RVI is the owner and operator of Rockingham Park which is a thoroughbred racetrack. In December 1994, the Company loaned approximately $8.9 million to RVI accruing interest at 8.3%, which loan is secured by a second mortgage on Rockingham Park. As of the date hereof, RVI has made all payments required to be made by the promissory note. The development of Showboat Rockingham Park, among other things, is subject to the passage of enabling gaming legislation by the State of New Hampshire and the Town of Salem. SNHI owns a 50% interest in Showboat Rockingham Company, L.L.C. ("SRC") that was formed for the purpose of developing and owning
Showboat Rockingham Park. Depending upon the number and types of games, if any, legalized by the necessary authorities, SNHI and RVI will make certain capital contributions to SRC. At a minimum, the Company will contribute the promissory note representing the loan. If enabling gaming legislation permits more than 500
slot    machines      or      any      combination     of    slot
machines and table games, the Company, subject to available financing, will contribute funds not to exceed 30% of the cash funds required for the project. At this time, the cost of the project has not been determined nor has the State of New Hampshire enacted any gaming legislation.

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

     LEMAY, MISSOURI

     On May 1, 1995, Southboat Limited Partnership ("SLP") was formed by Showboat Lemay, Inc. ("Showboat Lemay"), a corporation wholly-owned by the Company, and Futuresouth, Inc. ("Futuresouth"), an unrelated corporation, for the purpose of designing, developing, constructing, owning and operating a riverboat casino and related facilities (collectively, the "Southboat Casino Project"). SLP is owned 80% by Showboat Lemay, the sole general partner, and 20% by Futuresouth, the sole limited partner. The Southboat Casino Project is expected to be located on approximately 29 acres at the southernmost portion of the St. Louis County Port Authority Site on the Mississippi River near Lemay, Missouri (the "Southboat Casino Site"). The Southboat Casino Project is intended to be a multi-level gaming and entertainment facility within a New Orleans-themed riverboat and permanently-moored barge complex. The total cost of the Southboat Casino Project is proposed to be approximately $117.0 million. The limited partnership agreement provides that the Company's initial capital contribution is $19.5 million and that Showboat Lemay, on behalf of SLP, will arrange for a $75.0 million loan to develop the Southboat Casino Project and to arrange for equipment financing for the remaining costs of the project. No assurance can be given that SLP will be successful in obtaining the necessary funds to finance the Southboat Casino Project or that SLP will be successful in obtaining a casino license. The Company has also agreed to provide a loan to SLP in the amount of approximately $4.5 million to assist in the development of the Southboat Casino Project.

     Pursuant to the terms of a management agreement, an administrative services agreement and a trademark license agreement, each dated May 2, 1995, the Company has agreed to manage and to provide other services to the proposed operations at the Southboat Casino Project. The Company will receive an aggregate fee equal to 5 1/4% of gross gaming revenues net of all gaming taxes, plus an incentive management fee equal to (i) 20% of earnings between $30.0 to $35.0 million before any interest expense, income taxes, capital lease rent, depreciation and amortization, and (ii) 10% of earnings in excess of $35.0 million before any interest expense, income taxes, capital lease rent, depreciation and amortization.

     On October 13, 1995, SLP entered into a lease and development agreement with the St. Louis County Port Authority ("Port Authority") for the lease of the Southboat Casino Site for a term of 99 years, commencing upon the investigation of SLP for a Missouri gaming license and the receipt of all permits from the U.S. Army Corps of Engineers. Fees and rent for the

Southboat Casino Site are payable as follows: (i) a $500,000 acceptance fee upon completion of a due
diligence   period  (which  was  paid   in   May   1996);  (ii) a
$750,000 security deposit on the commencement date of the lease; (iii) a $2.5 million fee on the commencement date of the lease; (iv) a $2.5 million fee on the opening date of the Southboat Casino Project; (v) rent in the amount of $2.0 million per annum payable in equal monthly installments, beginning on the commencement date and continuing until the opening of the Southboat Casino Project; and (iv) rent in the amount of the greater of 4% of adjusted gross receipts or Minimum Rent (as defined below), beginning on the opening date of the Southboat Casino Project and continuing until the expiration of the term of the lease. "Minimum Rent" means $3.0 million during the first 12-month period occurring after the opening of the Southboat Casino Project; $2.8 million during the second 12-month period; $2.6 million during the third 12-month period; $2.4 million during the fourth 12-month period; $2.2 million during the fifth 12-month period; and $2.0 million beginning on the fifth anniversary of the opening of the Southboat Casino Project and continuing through the 15th lease year ("Guarantee Period"). The Company has guaranteed SLP's payment of Minimum Rent (which in the aggregate is $35.0 million) for the Guarantee Period and SLP's timely completion of, construction of, and payment for all improvements and installations in connection with SLP's development of the Southboat Casino Project. If SLP fails to pay any monthly installment of Minimum Rent, or if the lease is terminated at any time within the Guarantee Period due to an event of default by SLP, the Company must pay either (i) the full sum of unpaid Minimum Rent due for the remainder of the Guarantee Period, or (ii) if it posts a $2.0 million letter of credit, make monthly payments of Minimum Rent. In addition, the Company agreed to provide a Guarantee of Completion to the Port Authority which provides, in material part, that the Company will complete the construction of the Southboat Casino Project should SLP, after the commencement of work, abandon the project for a period of 30 days after receipt of notice from the Port Authority.

     On October 17, 1995, SLP submitted an application to the Missouri Gaming Commission (the "Missouri Commission") for the necessary gaming licenses to own and operate the Southboat Casino Project. In the event SLP is selected for investigation by the Missouri Commission for a casino license, SLP will submit an application to the U.S. Army Corps of Engineers for the necessary permits. In the event that SLP is issued such permits by the U.S. Army Corps of Engineers, SLP will commence construction of the Southboat Casino Project, which construction the Company believes will take approximately 12 to 18 months to complete. As of March 15, 1997, SLP had not been selected for investigation by the Missouri Commission for a casino license and there can be no assurance that such a selection will occur or, if such selection occurs, that a gaming license will be granted to SLP.

  LUMMI INDIAN NATION

     The Company entered into a tribal management agreement and related documents with the Lummi Indian Nation for the financing, development and operation of a Class III casino located between Bellingham, Washington and Vancouver, British Columbia. The agreements are subject to the necessary approvals and licensing by various state and federal regulatory authorities. The casino, which will be located on tribal land, will be 3 miles off of Interstate 5, approximately 45 minutes from Vancouver. It is expected that the casino will be approximately 65,000 square feet, featuring table games, keno and several restaurants.

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

     In order to obtain or renew a casino license, an applicant must demonstrate to the New Jersey Commission: (i) its financial stability, integrity and responsibility; (ii) its business ability and casino experience; (iii) its good character, honesty and integrity; and (iv) the qualification of all its financial sources, security holders and holding and intermediate companies. Moreover, each officer, director, principal employee, lender or person directly or indirectly holding any beneficial interest or ownership of the securities of the corporate licensee, and any person deemed by the New Jersey Commission as having the ability to control the corporate licensee or elect a majority of the board of directors of the corporate licensee or other person deemed appropriate by the New Jersey Commission must be found qualified. ACSI's casino license was granted on March 27, 1987, effective April 2, 1987. ACSI's casino license was renewed on January 22, 1997 for the period commencing February 1, 1997 and ending January 31, 2001. In connection therewith, the Company and OSI were required to satisfy the licensure standards set forth above.

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

     After completion of its first full year of operation, and continuing for 30 years thereafter, a casino licensee is subject to a New Jersey investment obligation. ACSI will fulfill its investment obligation in 2015. To satisfy this obligation, the Company may either: (i) pay an investment alternative tax equal to 2 1/2% of its annual gross revenues from gaming operations; or
(ii) purchase bonds issued by, or invest in other development projects approved by, the Casino Reinvestment Development Authority, a state agency, in an amount equal to 1 1/4% of its annual gross revenues from gaming operations net of provision for bad debt.

     All corporations doing business in New Jersey are subject to a corporate franchise tax, based on allocated net income, at a 9% annual rate. Interest on indebtedness is deductible under New Jersey law. There is also an 8% tax on the gross win revenues of New Jersey casinos, in addition to an annual $500 fee for each slot machine.

     Atlantic City imposes a real property tax and a luxury tax applicable to certain sales, including, but not limited to, the sale of alcoholic beverages, tickets to entertainment events and rental of hotel rooms. The state of New Jersey imposes a fee of $2.00 per occupied casino hotel room per day ($1.00 for non-casino hotel rooms). These fees are dedicated exclusively to a fund to market Atlantic City as a tourist destination and resort. In addition, the state of New Jersey also imposes a $1.50 per day fee for each patron's car that is parked at an Atlantic City casino. Unlike a majority of other Atlantic City casinos, ACSI has elected to absorb the parking fee as a marketing expense and not to collect the fee from patrons.

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

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. In November 1996, the Nevada Commission granted the Company prior approval  to  make  public offerings for a period  of  one  year, subject to certain conditions ("Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by the Company (a "Gaming Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Company's licensed Nevada subsidiaries to guaranty any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by the Company or a Gaming Affiliate in a public offering under the Shelf Approval. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and the Shelf Approval must be renewed annually. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

     The NSWCCA may give written direction to a casino operator as to the conduct, supervision or control of operations of the casino. The NSWCCA may investigate a casino from time to time at the discretion of the NSWCCA. Not later than three years after the grant of the casino license, and thereafter in intervals not exceeding three years, the NSWCCA must investigate and form an opinion as to whether or not the casino operator is a suitable person to continue to give effect to the casino license and
determine   that   it  is  in  the  public  interest  the  casino
license should continue in force. SHCL and the Company applied to the NSWCCA for the renewal of the gaming license and the NSWCCA commenced its investigation on November 8, 1996. The NSWCCA announced that the investigation would include public hearings. On February 13, 1997, the NSWCCA announced that it had received 31 submissions in relation to its investigation and made all of the submissions available to the public. Additionally, the NSWCCA is investigating PBL in connection with its purchase of approximately 55 million ordinary shares of SHCH and Showboat's interest in the management of the Sydney Harbour Casino. The NSWCCA also indicated that it would accept submissions from the public in relation to the PBL transaction once the NSWCCA receives the definitive agreements. The NSWCCA announced that it has combined the investigations of SHCL and PBL and has indicated the investigations may take until September 1997 to complete. The investigation for the license renewal must be completed by December 14, 1997. See "Item 1. Business - Fiscal Year 1996 Developments - Sydney, Australia."

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

     A casino operator must not (i) accept a wager made otherwise than by means of money or chips, (ii) lend money, chips or any other valuable thing; provide money or chips as part of a transaction involving a credit card or debit card, (iii) extend any other form of credit, or (iv) wholly or partly discharge any debt. The casino operator may issue chips in exchange for checks if the person has established a deposit account with the casino operator. Checks accepted by the casino operator must be presented to the bank within one working day after the check is accepted by the casino operator. Notwithstanding the foregoing, the NSWCCA agreed to vary the presentment requirement so that Sydney Harbour Casino may hold checks drawn on an Australian bank/branch in an amount of or over A$5,000 for up to 10 banking days and may hold checks drawn on a non-Australian bank/branch for up to 20 banking days regardless of the amount of the check prior to presenting the checks for payment.

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

     With the exception of Lake County, a county must pass a referendum approving (by a majority of those who voted) riverboat gaming before riverboat gaming can be legalized in that county. If a referendum fails to pass in any county, another referendum may not be held for another two years. Once a referendum has passed in a county, the Riverboat Gambling Act requires any proposed riverboat to operate from the most populous city in that
county,   unless   such   city  passes a  resolution  authorizing
a   riverboat   to   operate   elsewhere  in   the  county.   For
Lake   County,  the  Riverboat  Gambling  Act  provides  that the
second   and   third   most   populous   cities   of  the  county,
Hammond   and   East  Chicago,  respectively,   according  to the
1990   census,  may   authorize   riverboat  gaming  within  such
cities, by passage of a municipal referendum. Voters in both cities have passed such referenda. Gary, Lake County's most populous city, is exempted by the Riverboat Gambling Act from the gaming referendum requirement altogether. Pursuant to Indiana Commission resolution, the cost of any referendum is to be borne by all license applicants for the voting county or municipality.

     The Indiana Commission has jurisdiction and supervision over all riverboat gaming operations in Indiana and all persons on riverboats where gaming operations are conducted. These powers and duties include authority to (1) investigate all applicants for riverboat gaming licenses, (2) select among competing applicants those that promote the most economic development in a home dock area and that best serve the interest of the citizens of Indiana, (3) establish fees for licenses, and (4) prescribe all forms used by applicants. The Indiana Commission shall adopt rules pursuant to statute for administering the gaming statute and the conditions under which riverboat gaming in Indiana may be conducted. The Indiana Commission has promulgated certain final rules and has proposed additional rules governing the application procedure and all other aspects of riverboat gaming in Indiana. The Indiana Commission may suspend or revoke the license of a licensee or a certificate of suitability or impose civil penalties, in some cases without notice or hearing for any act in violation of the Riverboat Gambling Act or for any other fraudulent act or if the licensee or holder of such certificate of suitability has not begun regular riverboat excursions prior to the end of the twelve month period following the Indiana Commission's approval of the application for an owner's license. In addition, the Indiana Commission may revoke an owner's license if it is determined by the Indiana Commission that revocation is in the best interests of the state of Indiana. The Indiana Commission will (1) authorize the route of the riverboat and stops that the riverboat may make, (2) establish minimum amounts of insurance and (3) after consulting with the Corps of Engineers, determine which waterways are navigable waterways for purposes of the Riverboat Gambling Act and determine which navigable waterways are suitable for the operation of riverboats.

     The Riverboat Gambling Act requires an extensive disclosure of records and other information concerning an applicant, including disclosure of all directors, officers and persons holding one percent (1%) or more direct or indirect beneficial interest.

     In  determining whether to grant an owner's  license  to  an
applicant,  the  Indiana  Commission  shall  consider   (1)   the
character, reputation, experience and financial integrity of the applicant and any person who (a) directly or indirectly controls the applicant, or (b) is directly or indirectly controlled by
either   the   applicant   or   a   person    who   directly   or
indirectly  controls   the  applicant,  (2)  the  facilities   or
proposed   facilities  for  the  conduct  of  riverboat   gaming,
(3)    the     highest    total   prospective   revenue   to   be
collected by the state from the conduct of riverboat gaming, (4) the good faith affirmative action plan to recruit, train and upgrade minorities in all employment classifications, (5) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance, (6) whether the applicant has adequate capitalization to provide and maintain the riverboat for the duration of the license and (7) the extent to which the applicant meets or exceeds other standards adopted by the Indiana Commission. The Indiana Commission may also give favorable consideration to applicants for economically depressed areas and applicants who provide for significant development of a large geographic area. Each applicant must pay an application fee of $50,000 and an additional investigation fee of $55,000. If the applicant is selected, the applicant must pay an initial license fee of $25,000 and post a bond. The Indiana Commission has issued 6 of these eleven licenses--three in Lake County Indiana (2 in Gary; 1 in Hammond); one in Vanderburgh County; One in Ohio County; and one in Dearborn County. SMCP and two other applicants (one in Michigan City, LaPorte County, and one in Harrison County) have been selected by the Indiana Commission as suitable for licensure and have been awarded a certificate of suitability. The certificate of suitability for SMCP expires June 1, 1997, and is subject to renewal. A person holding an owner's gaming license issued by the Indiana Commission may not own more than a 10% interest in another such license. An owner's license expires five years after the effective date of the license; however, after three years the holder of an owner's license will undergo a reinvestigation to ensure continued suitability for licensure. Unless the license has been terminated, expired or revoked, the gaming license may be renewed if the Indiana
Commission  determines  that  the  licensee  has  satisfied   all
statutory and regulatory requirements. In connection with its application for an owner's license, SMP, Waterfront, Showboat, Inc., and its affiliates declared to the Indiana Commission that if SMP, or upon the transfer of the certificate of suitability to SMCP, the SMCP, receives a riverboat owner's license for East Chicago, Indiana, they shall not commence more than one other casino gaming operation within a fifty-mile radius of East Chicago Showboat for a period of five years beginning on the date of issuance of an owner's license by the Indiana Commission to
SMP or SMCP, as applicable.  Adherence  to   the  non-competition
declaration is a condition of the Certificate of Suitability and the owner's license. A gaming license is a revocable privilege and is not a property right. There can be no assurance that SMCP will obtain an Indiana Gaming license.

     Minimum and maximum wagers on games are not established by regulation but are left to the discretion of the licensee. Wagering may not be conducted with money or other negotiable currency. Riverboat gaming excursions shall be at least two hours, but not more than four hours in duration unless expressly approved by the Indiana Commission. No gaming may be conducted while the boat is docked except (1) for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking, (2) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers and crew, (3) if either the vessel or the docking facility is undergoing mechanical or structural repair, (4) if water traffic conditions present a danger to (A) the riverboat, riverboat passengers, and crew, or (B) other vessels on the water, or (5) if the master has been notified that a condition exists that would cause a violation of federal law if the riverboat were to cruise. The Indiana Commission has adopted rules governing cruising on Lake Michigan by a riverboat casino. The period of time during which passengers embark and disembark constitutes a portion of the gambling excursion if gambling is allowed. At the conclusion of the thirty-minute embarkation period, the gangway or its equivalent must be closed. A standard excursion schedule for a casino vessel on Lake Michigan must include at least one full excursion (a cruise into the open water on Lake Michigan, not more than three statute miles from the dock site July through September and not more than one statute mile October through June) and one intermediate excursion during which the vessel cruises in protected navigable water on or accessible to Lake Michigan. An intermediate excursion is to be conducted if the statutory conditions that permit dockside gaming are not present and if sea conditions or weather conditions, or both, do not permit a full excursion. If a casino vessel remains dockside because of statutory conditions, the embarkation and disembarkation rules still apply. Legislation has been introduced in the Indiana General Assembly to permit unlimited dockside gaming in Lake County.

     An admission tax of $3.00 for each person admitted to the gaming excursion is imposed upon the license owner. An additional 20% tax is imposed on the adjusted gross receipts received from gaming operations, which is defined as the total of all cash and property (including checks received by the licensee whether collected or not) received, less the total of all cash paid out as winnings to patrons and uncollected gaming receivables (not to exceed 2%). The gaming license owner shall remit the admission and wagering taxes before the close of business on the day following the day on which the taxes were incurred. Legislation has been introduced and passed one house in the 1997 Session of the Indiana General Assembly, and passed by the House Ways and Means Committee, which if enacted, would increase the tax for admission from $3 to $4 for each person admitted to a gaming excursion. In
1996,   legislation   was   enacted  in  Indiana  permitting  the
imposition of property taxes on the riverboats at rates to be determined by local taxing authorities of the jurisdiction in which a riverboat operates. The Riverboat Gambling Act requires a riverboat owner licensee to directly reimburse the Indiana Commission for the costs of inspectors and agents required to be present during the conduct of gaming operations. Pursuant to agreements with the City, and as reflected in the certificate of suitability issued by the Commission, SMCP has agreed to (1) provide certain fixed incentives of approximately $16.4 million to the City of East Chicago and its agencies for transportation,
job   training,  home  buyer  assistance  and  discrete  economic development initiatives, (2) pay 3% of adjusted gross receipts to the City and two not-for-profit foundations for its public schools and housing and commercial development, and (3) pay 0.75% of adjusted gross receipts for community development projects to East Chicago Second Century, Inc., a for-profit corporation owned by SMP ("Second Century") and (4) complete the Washington High School Site town home development with a total projected cost
of  $5.0 million.   Funding  for the Washington High School  Site
project will be derived from contributions to Second Century from SMCP as well as funds from other third-party sources.

     The Indiana Commission is authorized to license suppliers and certain occupations related to riverboat gaming. Gaming equipment and supplies customarily used in conducting riverboat gaming may be purchased or leased only from licensed suppliers.

     The Indiana Riverboat Gambling Act places special emphasis upon minority and women's business enterprise participation in the riverboat industry. Any person issued a riverboat owner's license must establish goals of expending at least 10% of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee's contracts for goods and services with women's business enterprises. The Indiana Commission may suspend, limit or revoke the gaming owner's license or impose a fine for failure to comply with statutory requirements.

     An    institutional   investor    which    acquires   5%  or
more   of  any   class   of   voting   securities   of  a holding
company of a licensee is required to notify the Indiana Commission and to provide additional information,  and may be  subject  to  a  finding of suitability.
A person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Commission for a finding of suitability.

     A riverboat owner licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received. All contracts are subject to disapproval by the Indiana Commission.

     A riverboat licensee or an affiliate may not enter into a debt transaction of $1 million or more without the prior approval of the Indiana Commission. A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against a riverboat owner's license.

     The Riverboat Gambling Act prohibits contributions to a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee, by an officer of a person that holds at least a 1% interest in the licensee, or by a person holding at least a 1% interest in the licensee; and, the Indiana Commission is in the process of promulgating a rule requiring the quarterly reporting by such licensees, officers, and persons.

     Legislation has been introduced in the 1997 Session of the Indiana General Assembly, which if enacted, would prohibit the expansion of authorized gambling until the earlier of December 31, 1999, or the date the Governor has certified that the Commission has completed its study. Additionally, the Indiana legislature formed an Interim Study Committee on Public Gaming Issues which conducted public forums on gaming and is expected to provide a report on gaming to the legislature.

     A lawsuit was filed on October 25, 1996, in Harrison County Indiana by three individuals residing in counties abutting the Ohio River, which challenges the constitutionality of the Riverboat Gambling Act on grounds that (i) it allegedly creates an unequal privilege because under the Act supporters of riverboat casino gambling, having lost a county-wide vote, are allowed to resubmit a proposal to county voters for approval of riverboat casino gambling while opponents of riverboat casino gambling, having lost a county-wide vote, are not allowed to resubmit a proposal; and (ii) it was enacted as a provision attached to a state budget bill allegedly in violation of an Indiana constitutional provision requiring legislative acts to be confined to one subject and matters properly connected with the subject. The State of Indiana recently filed an answer to the complaint. The Indiana Supreme Court has previously upheld the constitutionality of the Riverboat Gambling Act, although the prior challenge was on different grounds than those contained in the recently filed lawsuit. If the Riverboat Gambling Act ultimately was held unconstitutional it would, absent timely corrective legislation, have a material adverse effect on SMCP's operations.

  MISSOURI GAMING

     Gaming was originally authorized in the state of Missouri in November 1992. On April 29, 1993, new legislation (the "Missouri Act") was enacted which replaced the 1992 legislation. On November 8, 1994, the people of Missouri passed an amendment to the Missouri constitution to allow slot machine gaming in the state. The Missouri Act provides for the licensing and regulation of excursion gambling boat operations on the Mississippi and Missouri Rivers in the state of Missouri and the licensing and regulation of persons who distribute gaming equipment and supplies to gaming licensees. An excursion gambling boat is a boat, ferry or other floating facility on which gaming is allowed. The Missouri Act limits the loss per individual on each excursion to $500, but does not otherwise limit the amount which may be wagered on any bet or the amount of space in the vessel which may be utilized for gaming.

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

U.S. COAST GUARD

     Each riverboat also is regulated by the U.S. Coast Guard, whose regulations affect vessel design, construction, operation (including requirements that each vessel be operated by a minimum complement of licensed personnel) and maintenance, in addition to restricting the number of persons who can be aboard the boat at any one time. All vessels operated by the Company must hold a Certificate of Inspection. Loss of the Certificate of Inspection of a vessel would preclude its use as an operating riverboat. A vessel is subject to annual, quarterly, as well as unannounced, inspection by the U.S. Coast Guard and must be drydocked every five years for inspection of the hull. Such drydockings remove the vessel from service for a period of time and can result in required repairs. Less stringent rules apply to permanently moored vessels. The Company believes that these regulations, and the requirements of operating and managing cruising gaming vessels generally, make it more expensive to conduct riverboat gaming than to operate land-based casinos.

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

  INDIAN GAMING

     The terms and conditions of management contracts and the operation of casinos and all gaming on Indian land in the United States are subject to the Indian Gaming Regulatory Act of 1988 ("IGRA"), which is administered by the National Indian Gaming Commission ("NIGC"). IGRA is subject to interpretation by the Secretary of the Interior (the "Secretary") and the NIGC and may be subject to judicial and legislative clarification or amendment.

     IGRA  requires  NIGC  approval of management  contracts  for
Class II and Class III gaming as well as the review of all agreements collateral to the management contracts. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the Indian tribal government which owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe;
(iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associates pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance, or a trustee, exercising due diligence, would not approve such management contract.

     A management contract can be approved only after the NIGC determines that the contract provides, among other things, for:
(i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity justify the larger fee and longer term.

     There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action which could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.

     IGRA  established three separate classes of tribal  gaming--
Class  I,  Class  II  and  Class  III.   Class  I  includes   all
traditional or social games solely for prizes or minimal value played by a tribe in connection with celebrations or ceremonies.
Class   II   gaming  includes  games  such  as  bingo,  pulltabs,
punchboards, instant bingo and non-banked card games (those  that
are  not  played  against the house), such as poker.   Class  III
gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering.

     IGRA prohibits all forms of Class III gaming unless the tribe has entered into a written agreement with the state that specifically authorizes the types of Class III gaming the tribe may offer (a "tribal-state compact"). IGRA requires states to negotiate in good faith with tribes that seek tribal-state compacts and grants Indian tribes the right to seek a federal court order to compel such negotiations. Some states have refused to enter into such negotiations. Tribes in several states have sought federal court orders to compel such negotiations. The issue of whether this provision of IGRA is unconstitutional as a violation of the Eleventh Amendment to the United States Constitution which immunizes states from suit without the state's consent is presently pending before the U.S. Supreme Court in the case of SEMINOLE V. STATE OF FLORIDA AND LAWTON CHILES. If Indian tribes are unable to compel states to negotiate tribal-state compacts, the Company will not be able to develop and manage casinos offering Class III games in states that refuse to enter into tribal-state compacts.

     If the decision of the U.S. Supreme Court in the SEMINOLE case has the effect of voiding IGRA in its entirety, this would end the exemption provided by IGRA to the Johnson Act (15 USC
1171) concerning prohibition of gambling devices on Indian land.

     These compacts provide among other things, the manner and extent to which each state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on tribal lands. The Company has not yet submitted its application to the State of Washington to conduct gaming on the Lummi Indian Nation tribal land.

     Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value
 . . . in consideration of services for said Indians relative to their lands . . . unless such contract or agreement be executed
and   approved:  by   the  Secretary   of   the   Interior   (the
"Secretary")   or   his   or   her  designee.   An  agreement  or
contract  for  services relative  to  Indian  lands  which  fails
to   conform  with  the  requirements   of    Section    81    is
void and unenforceable. All money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative
will be subject  to  forfeiture.   The Company  intends to comply
with Section 81 with respect to any contract to manage casinos located on Indian land in the United States.

     Indian tribes are sovereign with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by NIGC under certain standards established by IGRA. NIGC may determine that some or all of the ordinances require amendment, and that additional requirements, including additional licensing requirements, may be imposed on the Company.

  OTHER FEDERAL, STATE AND LOCAL LEGISLATION AND REGULATIONS

     The Company is subject to various other federal, state and local laws and regulations and, on a periodic basis, has to obtain various licenses and permits, including those required to sell alcoholic beverages. In particular, the United States Department of the Treasury has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal or exchange of currency or other payment or transfer by, through or to a casino which involves a transaction in currency of more than a predetermined amount ($10,000 for 1996) per gaming day. Such reports are required to be made on forms prescribed by the Secretary of the Treasury and must be filed with the Commissioner of the Internal Revenue Service. In addition, a casino is required to maintain detailed records (including the names, addresses, social security numbers or other information with respect to its customers) dealing with, among other items, a customer's deposit and withdrawal of funds and the maintenance of a line of credit.

     Additionally, various federal, state and local legislation and regulations relating to safety, health and environmental matters that apply to businesses in general, such as the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, apply to the Company as well. In addition, certain legislation and regulations that apply generally to vessels operating in United States waters, such as the Oil Pollution Act of 1990 (which among other things, deals with liability for oil spills and requires a certificate of financial responsibility for vessels operating in United States waters), or within the jurisdiction of various states would apply to SMCP. One major development in federal legislation was the passage of the Coast Guard Authorization Act of 1996 which amends a provision of the Johnson Gambling Devices-Transportation Act of 1951 prohibiting gaming on federal waters, including Lake Michigan. As a result of this amendment, riverboat casinos, such as the casino vessel to be operated by SMCP, will be able to conduct cruises on Lake Michigan within boundaries of the State of Indiana and "mock cruises" will only be permitted pursuant to the exceptions authorized by the Riverboat Gambling Act.

     In addition, Congress has passed a bill which would establish a National Gambling Impact and Policy Commission (the "Policy Commission") to study the economic impact of gambling on the United States, the individual States and Native American tribes. Additional federal regulation may occur due to the initiation of hearings by the Policy Commission. Any new federal legislation could have a material adverse effect on the Company. Although the Company does not anticipate making material expenditures with respect to such laws and regulations, the applicability of such laws and regulations may result in additional costs to the Company.

ITEM 2.   PROPERTIES.

     The Company believes that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business. In 1996, the Company's gaming properties operated at satisfactory levels of utilization.

ATLANTIC CITY FACILITIES

     The Atlantic City Showboat is located on approximately 12 acres, 10 1/2 acres of which is leased from Sun International, Inc., successor in interest to Resorts International, Inc.(1) ("Sun International") pursuant to a 99-year lease dated October 26, 1983 (as amended, "Lease"). The remaining acreage is held in fee by ACSI. In addition, ACSI owns approximately nine acres of land adjacent to the Atlantic City Showboat which are zoned for non-casino development and which are currently used as surface level parking lots.

     Under the New Jersey Act, both Sun International and ACSI, because of their lessor-lessee relationship, are jointly and severally liable for the acts of the other with respect to any violations of the New Jersey Act by the other. In order to limit the potential liability which could result from this provision, ACSI, OSI, and Sun International have agreed to indemnify each other from all liabilities and losses which may arise as a result of the joint and several liability imposed by the New Jersey Act. However, the New Jersey Commission could determine that the party seeking indemnification is not entitled to or is barred from such indemnification.

     Pursuant to the New Jersey Act, the New Jersey Commission approved, subject to certain changes, an Assumption Agreement ("Assumption Agreement") executed by Trump Taj Mahal Associates Limited Partnership and Trump Taj Mahal Realty Corp.
(collectively, "Trump Taj"), ACSI and Resorts International, Inc., in connection with Trump Taj's acquisition of the land on which the Taj Mahal Casino Hotel is constructed and pursuant to which Trump Taj assumed some of Sun International's obligations in the Lease. The New Jersey Commission ruled that the Assumption Agreement is a lease under the New Jersey Act for casino regulatory purposes. As a result, for casino regulatory purposes, a lessor-lessee relationship is deemed to exist among ACSI, Sun International, and Trump Taj making them jointly and severally liable for the acts of the other with respect to any violations of the New Jersey Act by the others. In order to limit their potential liability, ACSI, Sun International and Trump Taj have entered into an agreement to indemnify each other from all liabilities and losses which may arise as a result of the joint and several liability imposed upon them by the New Jersey Act. However, the New Jersey

_________________

(1) Resorts International, Inc. and the Company had entered into the Lease and certain other documents relating to the Atlantic City Showboat (the "Atlantic City Showboat Agreements"). As a result of Sun International's acquisition of Resorts International, Inc. during 1996, Sun International succeeded to the rights, duties and obligations of Resorts International, Inc. under the Atlantic City Showboat Agreements.

Commission could determine that the party seeking indemnification is not entitled to or is barred from such indemnification.

     In the event Sun International is unable under the laws of New Jersey to act as lessor of the site to the Atlantic City
Showboat     ("Premises"),     ACSI     has    an    option    to
purchase  the  Premises  for   the   greater   of   $66.0 million
or  the fair market  value of the "leased fee estate" (determined
by   appraisal  in  the   case  of   disagreement),  subject   to
a     maximum     purchase     price    of    11    times     the
annual rent in the option year. However, if the appraisal is not completed within the time period specified by the New Jersey Commission, the purchase price is equal to the lesser of $66.0 million or 11 times the annual rent in the option year. If ACSI is unable to continue operating the Atlantic City Showboat under the New Jersey gaming laws, Sun International has a similar option to purchase ACSI's interest in the Premises together with the Atlantic City Showboat building and all furniture, fixtures and equipment thereon for their fair market value as of the option date (determined by appraisal in the case of disagreement). Also, should Sun International elect to sell its interest in the Lease or the Premises to an unaffiliated third party, ACSI has a first right of purchase unless such sale is made to a person
who  acquires   all  of  the  assets  and  liabilities   of   Sun
International (subject to the Lease). Similarly, Sun International has a first right of purchase of ACSI's leasehold interest in the
Premises   or  the Atlantic  City Showboat if ACSI elects to sell
the same to any person other than an affiliate of ACSI or a mortgagee of ACSI's leasehold interest and improvements on the leased land. Any such transfer by ACSI, other than to a permitted transferee, requires Sun International's consent which cannot be unreasonably withheld.

     The Lease and all amendments thereto are subject to review and approval by the New Jersey Commission, and Sun International and ACSI have agreed that they will accept any reasonable modification to the Lease that may be required by the New Jersey Commission. If either party determines that the requested Lease modifications are unduly burdensome, the Lease may be terminated, subject to arbitration in the case of disagreement. The Lease, as amended to date, has been approved by the New Jersey Commission. In addition, Sun International, pursuant to a ruling by the New Jersey Commission, in its capacity as lessor of the site of the Atlantic City Showboat, must obtain a casino service industry license. Sun International presently holds a casino service industry license, which must be renewed every three years.

     The 9 1/4% First Mortgage Bonds due 2008 (the "9 1/4% Bonds") and the Company's $25.0 million revolving loan ("$25.0 Million Revolving Loan") from Fleet Bank are each secured by leasehold mortgages on (i) ACSI's interest in the Lease, (ii) the Atlantic City Showboat (including the 24-story hotel tower as well as certain personal property therein) and future improvements on the leased rea l property, (iii) the 16-story hotel tower as well as certain personal property therein and the  underlying  real  property  held  in  fee,  and (iv) the two surface parking lots held in fee. Such mortgages are subject and subordinate to Sun International's rights under the Lease and its fee interest in the Premises. Subject to certain limited exceptions, the Lease may not be amended without the consent of the trustee under the Indenture governing the 9 1/4% Bonds unless certain opinions are delivered to the effect that the amendment does not materially impair the security of the mortgage. An event of default under the Lease constitutes an event of default under the respective mortgage and Indenture.

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

     ACSI leases a parking area for its employees for 300 parking spaces. The lease term is 3 years unless terminated by the landlord upon one year's written notice or upon 90 days written notice by ACSI. Only in the event that the property is condemned may the lease be terminated by either party before September 15, 1998. ACSI provides, through an independent contractor, a shuttle service for its employees between the employee parking area and the Atlantic City Showboat.

LAS VEGAS FACILITIES

     The facilities at the Las Vegas Showboat are constantly monitored to make sure that the needs of the Company's business and customers are met. During 1995, the Company completed an approximately $21.0 million renovation of the casino, dining rooms and bar areas, all of which were substantially completed in 1995. The renovation, which was initiated to bring the building into compliance with the current building code, included the replacement of the roof over a portion of the casino. Additionally, the facilities power plant and HVAC systems were replaced, a new pool building was constructed, new carpeting was installed throughout the property, the buffet and coffee shop kitchens and the employee dining room were remodeled and enlarged and an employee learning center was added. As a result of this extensive renovation construction during 1995, approximately 40% of the main casino space of the Las Vegas Showboat was closed for approximately six months of 1995. The Las Vegas Showboat has developed a recreational vehicle park with approximately 80 spaces on leased property contiguous to the Las Vegas Showboat. The recreational vehicle park became operational in March 1997.

     The Company holds fee title to approximately 26 acres which comprises the Las Vegas Showboat. Of the 26 acres, 19.25 acres are used for buildings and improvements at the Las Vegas Showboat, which secures the Company's 9 1/4% Bonds and the $25.0 Million Revolving Loan. The Company leases such property, buildings and improvements to SBOC.

SYDNEY FACILITIES

     SHCP subleases a site located at Wharves 12 and 13 at Pyrmont Bay in Sydney, Australia from the NSWCCA, which site is owned by the City West Development Corporation ("CWDC"). SHCH renovated an existing building on the interim site to permit the operation of the interim casino. The subleases for the interim site have a combined term which commenced on December 14, 1994 and continue until the commencement of operations at the permanent Sydney Harbour Casino. SCHP is not required to perform any material work on the interim site after the interim casino ceases operation as, at such time, the lease terminates and the site reverts to CWDC with no further obligation to SHCP. For the first three years following completion of the interim casino, SHCP pays net annual rent to the NSWCCA in the amount of A$4.125 million. After the initial three year period, the rent is subject to adjustment in accordance with the terms of the lease. Use of the interim site is restricted to the operation of the interim casino and the term of the lease expires on the commencement of commercial operations of the permanent Sydney Harbour Casino.

     SHCP also entered into leases with the NSWCCA for the permanent Sydney Harbour Casino site, which site is located on
8.4 acres on Pyrmont Bay adjacent to Darling Harbour. The permanent site is approximately one mile from Sydney's central business district and within walking distance of a monorail station. The permanent site will have a light rail station and is anticipated to have access to a ferry wharf. The permanent site is also close to four major parking garages in Darling Harbour and has good access to arterial road routes. The leases for the permanent site have a combined term of 99 years commencing on December 14, 1994. SHCP prepaid the net rent to the NSWCCA for the first 12 years under the leases with a payment of A$120.0 million. For the remaining term, the net annual rent is A$250,000. Upon termination of the leases, title to the improvements reverts to the NSWCCA without payment or compensation. Alternatively, SHCP could be directed by the NSWCCA to demolish any and all improvements erected on the land, leaving it in a safe condition.

EAST CHICAGO FACILITIES

     On October 19, 1995, SMP entered into a Redevelopment Project Lease (the "Redevelopment Lease") with the City of East Chicago, Department of Redevelopment, pursuant to which the City of East Chicago granted SMP a leasehold interest for approximately 27 acres in East Chicago, Indiana on which to construct and operate the East Chicago Showboat for a period of thirty (30) years from the date SMP received the certificate of suitability from the Indiana Commission (the "Commencement Date"). As a result of the March 28, 1996 transfer of assets from SMP to SMCP, SMP assigned the Redevelopment Lease to SMCP. SMCP may elect to renew the term for two additional thirty year terms. The Redevelopment Lease obligates SMCP to pay the City of East Chicago $400,000 in annual rent with an adjustment every three years by the same percentage as the percentage increase in the Consumer Price Index over the previous three years not to exceed 105% of the previous annual rental. The interests of SMCP in the Redevelopment Lease are subject to a leasehold mortgage executed in conjunction with the East Chicago Notes.

     In addition to these leasehold interests, SMCP will own the casino gaming vessel which arrived in the City of East Chicago from Jacksonville, Florida in December 1996 and continues to be constructed at its berth in the Pastrick Marina. SMCP's interests in the casino gaming vessel will be subject to a first preferred ship mortgage executed in conjunction with the East Chicago Notes at such time as the title to the casino gaming vessel is transferred from the builder of the vessel to SMCP.

     All of the assets of SMCP, other than certain equipment, secures the East Chicago Notes.

ITEM 3.   LEGAL PROCEEDINGS.

     DARLING CASINO LIMITED ("DCL") V. NSWCCA, SHCL AND CHIEF SECRETARY AND MINISTER FOR ADMINISTRATIVE SERVICES ("MINISTER FOR ADMINISTRATIVE SERVICES"), Case No. 30091/94, instituted in December 1994, in the Administrative Law Division of the Supreme Court of New South Wales, Sydney Registry. DCL, the unsuccessful applicant for the casino license in New South Wales, initiated an action against NSWCCA, SHCL and the Minister for Administrative Services seeking, among other things, the revocation of the casino license awarded to SHCL on December 14, 1994. On November 8, 1995, the New South Wales Court of Appeal dismissed the legal proceedings filed by DCL. DCL has been granted leave to appeal to the High Court of Australia. The High Court proceedings were heard on June 17 and 18, 1996. The Court reserved it's decision and no indication has been given as to when the Court will deliver its judgment. Management believes that the DCL's action is without merit and intends to defend vigorously the action.

     DCL V. NSWCCA, SHCL AND NEW SOUTH WALES MINISTER FOR PLANNING ("MINISTER FOR PLANNING"), Case No. 40227/94 and 40230/94, instituted in December 1994, in the Land and Environment Court of the State of New South Wales, Australia. DCL initiated an action against the NSWCCA and the Minister for Planning alleging that the development plans for Sydney Harbour Casino were improperly approved. SHCL was joined as a party to those proceedings in view of its interest in their outcome. On April 21, 1995, the Land and Environmental Court dismissed the legal proceedings filed by DCL. On August 18, 1995, DCL filed an appeal with the New South Wales Court of Appeal against the April 21, 1995 decision of the Land and Environment Court.
Management believes that DCL's action is without merit and intends to defend vigorously the action.

     WILLIAM H. AHERN V. CAESARS WORLD, INC., ET AL., Case No. 94-532-Civ-Orl-22, instituted on May 10, 1994 in the United States District Court for the Middle District of Florida,
transferred  to  the   United  States  District  court   for  the
District of Nevada, Southern Division; WILLIAM POULOS V. CAESARS WORLD, INC., ET AL., Case No. 94-478-Civ-Orl-22, instituted on April 26, 1994 in the United States District Court for the
Middle District of Florida, transferred to the United States District court for the district of Nevada, Southern Division. LARRY SCHREIER V. CAESARS WORLD, INC. ET AL., Case No. 95-923-LDG (RJJ), instituted on September 26, 1995, in the United States District Court for the District of Nevada, Southern
Division.    Plaintiffs   in  these  actions,  each  purportedly
representing a class, filed complaints against manufacturers, distributors and casino operators of video poker and electronic
slot   machines,   including  the  Company,  alleging  that  the
defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play.
The   Complaints   charge  defendants  with  violations  of  the
Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Company filed
motions  to  dismiss  Complaints.   The  Nevada  District  Court
dismissed  the  Complaints,  granting  leave  to  Plaintiffs  to
re-file,    and    denying    as    moot   all   other   pending
motions,   including   those  of  the  Company.   The Plaintiffs
filed  an  amended   complaint  on  or   about  May   31,  1996.
The   Company   renewed   its   motions  to  dismiss  based   on
abstention   and   related    doctrines,   and  joined   in  the
motions  to   dismiss   filed   by   other   defendants,   which
were based on defects in the pleadings. The Nevada District Court consolidated the actions (and one other action styled
William  Poulos  v.  American   Family   Cruise   Line,     N.V.
et al.,  Case No. CV-S-95-936-LDG (RLH), in which the Company is
not   a   named   defendant),   ordered  Plaintiffs  to  file  a
consolidated amended complaint on or before February 14, 1997, and ordered all defense motions, including those of the Company,
withdrawn  without  prejudice.   The  parties have established a
steering committee to address motion practice, scheduling and discovery matters. Plaintiffs filed their consolidated amended complaint on February 14, 1997. Management believes that the substantive allegations in the Complaints are without merit and that the consolidated amended complaint will be subject to the
same   defects   addressed   in  earlier  motions,  and  intends
vigorously to defend the allegations.

     GLOBAL GAMING TECHNOLOGY, INC. V. TRUMP PLAZA FUNDING, INC., ET AL., Case No. 94-2021 (JHR), instituted on May 5, 1994, in the United States District Court for the District of New Jersey. The plaintiff, Global Gaming Technology, Inc., filed a complaint against eight casino operators in Atlantic City, New Jersey. The complaint alleges a patent infringement with respect to certain of the electronic slot machines used by the defendants, including the Atlantic City Showboat. The plaintiff seeks to recover damages for copyright infringement in excess of $500 million. The manufacturers of the slot machines in question have assumed the defense and have indemnified the Atlantic City Showboat and other casinos in this matter. The manufacturers filed a complaint against the plaintiff in the United States District Court for the District of Nevada, Southern District. The United States District Court for the District of New Jersey stayed the New Jersey action pending resolution of the issues in the pending Nevada action. Several of the manufacturers have reached a settlement with the plaintiff for the release of all claims. The United States District Court for the District of Nevada issued its decision in February 1997 which found that although the manufacturers infringed on Global Gaming Technology's patent, no liability occurred since the manufacturers sold the slot machines more than one year before Global Gaming Technology, Inc. filed its patent application.

     PROGRESSIVE GAMES, INC. V. ARIZONA CHARLIE'S ET AL., Case No. CV-S-96-00489-PMP (RJJ), instituted on June 5, 1996 in the United States District Court for the District of Nevada. The plaintiff filed a Complaint against 62 casinos located in Nevada, including the Las Vegas Showboat. The complaint alleges a patent infringement in connection with a live casino game including an electronic jackpot feature known as "Let It Ride the Tournament" used by the defendants. The plaintiff seeks to recover damages for patent infringement, including punitive damages. The licensor of the casino game has assumed the defense and has agreed to indemnify the Las Vegas Showboat and other casinos in this matter. On July 28, 1996, the licensor filed a motion to dismiss the action against the casino defendants until such time as certain issues in the pending action between plaintiff and licensor have been resolved.

     ITSI TV PRODUCTIONS, INC. V. BALLY'S GRAND, INC., ET AL., Case No. CV-N-90-314-HDM, instituted on June 29, 1990 in the United States Court, District of Nevada (the "Nevada action"). The plaintiff claims that the Company infringed on the plaintiff's copyright by displaying to the Company's sports book customers certain horse race broadcasts. Numerous other hotel-casinos located in Las Vegas, Nevada are defendants in this lawsuit. The plaintiff seeks to recover damages for copyright infringement in an unknown amount. A motion to dismiss the complaint has been filed on behalf of the Company denying the existence of an enforceable copyright and
asserting  statute of  limitations  defenses.    The  motion  is
currently pending. The same factual issues were presented in an action filed in the United States District Court for the Eastern District of California (the "California action") in
which Showboat  is  not  a  party.   The United States  District
Court   for   the   District   of   Nevada   has    stayed   and
administratively stayed the Nevada action pending resolution of the liability issues in the pending California action. The California action was tried in 1993 and therein the Court found that although the plaintiff owned the copyright, there was no
infringement.   The Ninth Circuit Court of  Appeals subsequently
affirmed the decision of the trial court in the California action. As a result of the decision in the California action the Plaintiff has executed a stipulation for dismissal of the action filed in Nevada and the dismissal is currently being circulated among all defendants.

     The Company (including its subsidiaries) is also a defendant in various other lawsuits, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such pending litigation, in the aggregate, will have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                             PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The  Company's common stock is listed on the New York  Stock
Exchange under the symbol SBO. The range of high and low sales prices for the Company's common stock for each quarter in the last two years is as follows:


                                                                              Dividends
                                                        High         Low      Declared
First quarter (through March 14, 1997)                  23 3/4       17 1/4     .000

1996
First quarter                                           28 1/2       21         .025
Second quarter                                          35 1/2       24 1/2     .025
Third quarter                                           30 3/8       18 3/4     .025
Fourth quarter                                          22 5/8       17         .025

1995
First quarter                                           15 3/4       13 1/2     .025
Second quarter                                          18 5/8       13 1/2     .025
Third quarter                                           24 3/8       17 1/2     .025
Fourth quarter                                          29 3/8       21         .025


     On March 14, 1997, the closing price of the Company's common stock on the New York Stock Exchange was $20 1/8.

     The Company has paid quarterly dividends since 1970. The declaration and payment of dividends is at the discretion of the Board of Directors. The Board of Directors considers, among other factors, the Company's earnings, financial condition and capital spending requirements in determining an appropriate dividend.

     The Company is restricted in the payment of dividends, loans or other similar transactions by the terms of the Indentures executed by it in connection with the issuance of 9 1/4% Bonds and the 13% Senior Subordinated Notes due 2009 (the "13% Notes"), respectively. Under both of the Indentures, the declaration and making of a dividend is a Restricted Payment. The Company may declare and make a dividend as long as (a) no default or event of default exists under the Indentures and (b) the sum of all Restricted Payments, including dividends, since May 18, 1993 (the "Issue Date") is less than (x) 50% of the Consolidated Net Income (defined in the Indentures) from April 1, 1993 to the end of the Company's most recently ended fiscal quarter for which internal financial statements are available, plus (y) 100% of the aggregate net cash proceeds from the sale of equity interests (other than Disqualified Stock), plus (z) Excess Non-Recourse Subsidiary Proceeds (defined in the Indentures) after the Issue Date. See Note 6 to the Consolidated Financial Statements for additional discussion of the restrictions contained in the Indentures and see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Under the East Chicago Indenture, SMCP cannot make a Restricted Payment, including distributions to the holders of its partnership interests, unless, among other things, SMCP has a Fixed Charge Coverage Ratio of 2.0 to 1.0 for the most recently ended four full fiscal quarters, after giving effect to such Restricted Payment. Notwithstanding the foregoing, the East Chicago Indenture permits SMCP to distribute good faith estimates of maximum payments for state and federal income tax liabilities of the Company and Waterfront. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The approximate number of shareholders of record of the common stock as of March 14, 1997 was 1,418.

ITEM 6.   SELECTED FINANCIAL DATA.



                                                                     Year Ended December 31,
                                                 1996         1995          1994           1993         1992
INCOME STATEMENT DATA:                                        (In thousands, except per share data)
Net revenues...............................     $433,705     $428,592      $401,333       $375,727     $355,236

Income from operations.....................       42,121       46,674        51,828         45,419       46,508

Income before extraordinary
 items and cumulative effect
 of change in method of
 accounting for income
 taxes (a)(b)(c)(d)(f).....................        6,003       13,175        15,699         13,464       15,857

Net income.................................        6,003       13,175        15,699          7,341       12,449

Income before extraordinary
 items and cumulative effect
 of change in method of
 accounting for income
 taxes per share (a)(b)(c)(d)
 (f)......................................           .37          .84          1.02            .89         1.37

Net income per share......................           .37          .84          1.02            .49         1.08

Cash dividends declared per
 common share.............................           .10          .10           .10            .10          .10



                                                                          December 31,
                                               1996          1995          1994           1993         1992
                                                                         (In thousands)
BALANCE SHEET DATA:

Total assets (e).........................      $814,669     $649,395      $623,691       $470,700     $384,900

Long-term recourse debt
 (including current
 maturities) (a)(b)(e)...................       392,744      392,391       392,035        280,617      209,116

Long-term nonrecourse debt
 (including current
 maturities (g)..........................       140,000           --            --             --           --

Shareholders' equity (e).................       192,145      173,941       157,461        135,158      126,018

Shares outstanding at year-
 end (e).................................        16,181       15,720        15,369         14,980       14,804


(a) In the year ended December 31, 1992, the Company recognized an extraordinary loss of $3.4 million net of tax, as a result of the planned redemption of all of its outstanding 13% Subordinated Sinking Fund Debentures ("Debentures").

(b) The Company adopted FAS 109 in 1993 and reported the cumulative effect of the change in method of accounting for income taxes as of January 1, 1993 in the 1993 Consolidated
     Statement of Income.

(c)  In the year ended December 31, 1993, the  Company recognized an  extraordinary  loss  of $6.7 million, net  of tax, as  a
     result  of  the   redemption  of  all   of  its  outstanding
     Mortgage-Backed Bonds.

(d) In 1993, the Company acquired a 30% equity interest in SSP which was engaged in the development of a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana. Operation of the riverboat casino commenced on November 8, 1993. The Company's share of the partnership's loss from the commencement of operations through December 31, 1993, is included in income from operations for the year ended December 31, 1993, including the write-off of preopening costs, of $1.3 million. In March 1994, the Company increased its equity interest in SSP to 50%. The Company's share of the net income of the partnership was $12.8 million and is included in income from operations for the year ended December 31, 1994. In March 1995, the Company acquired the remaining 50% of the equity of SSP. In March 1995, SSP sold certain of its assets, and the Company sold all of its equity in SSP, resulting in a pretax gain of $2.6 million to the Company which is included in the 1995 Consolidated Statement of Income as gain on sale of affiliate.

(e) In the year ended December 31, 1992, the Company sold 3.45 million shares of its common stock in a public offering. Net proceeds of the offering were $50.4 million. Proceeds of the offering were used in January 1993 to redeem all of the Company's Debentures and to prepay the outstanding balance of its construction and term loan.

(f)  In the years ended  December 31, 1996 and 1995, the  Company recognized a pre-tax write-down of  $3.8  million  and  $1.4 million respectively on its investment in SMG.

(g)  In  March  1996,  SMCP  and  SMFC issued $140.0 million East
     Chicago  Notes  for  the  development  of  the  East Chicago
     Showboat.

ITEM 7.   MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Showboat, Inc. and Subsidiaries (collectively, the "Company" or "SBO"), is an international gaming company with over 40 years of gaming experience that owns and operates the Atlantic City Showboat Casino Hotel in Atlantic City, New Jersey (the "Atlantic City Showboat"), the Las Vegas Showboat Casino, Hotel and Bowling Center in Las Vegas, Nevada (the "Las Vegas Showboat"), owns a 24.6% equity interest in, and manages through subsidiaries, the Sydney Harbour Casino located in Sydney, Australia, and owns through subsidiaries a 55% interest in, and will manage, the East Chicago Showboat riverboat casino project in East Chicago, Indiana, (the "East Chicago Showboat"), which is under construction and scheduled to open, subject to licensing, in the second quarter of 1997. Until March 31, 1995, the Company owned an equity interest in and managed a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana (the "Star Casino").

     The consolidated financial statements include all domestic and foreign subsidiaries which are more than 50% owned and controlled by the Company. Investments in unconsolidated affiliates which are at least 20% owned by the Company are carried at cost plus equity in undistributed earnings or loss since acquisition. All material intercompany balances have been eliminated in consolidation.

     As discussed in detail in the Liquidity and Capital Resources section of this report, the Company, on January 12, 1997, announced that the Company and Publishing & Broadcasting Limited ("PBL"), a public company listed on the Australian Stock Exchange, have reached an agreement in principle with respect to the acquisition by PBL of a significant portion of the Company's equity interests and the management company for the casino operations in Sydney, Australia. The agreement in principle is subject to the execution of definitive agreements and the receipt of certain approvals and consents of governmental authorities and third parties. Following the consummation of acquisition, the Company's equity interest in the Sydney casino will be 14.6%.

     As  used  in  this management's discussion and  analysis  of financial condition and results of operations, amounts in Australian dollars are denoted as "A$". As of December 31, 1996, the exchange rate was approximately $0.794 for each A$1.00.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 (1996)
   COMPARED TO YEAR ENDED DECEMBER 31, 1995 (1995)

REVENUES

     Net revenues for the Company increased to $433.7 million  in
1996 from $428.6 million in 1995, an increase of $5.1 million  or
1.2%.   Casino   revenues   increased   $3.5   million or 0.9% to

$383.0 million in 1996 from $379.5 million in 1995. Nongaming revenues, which consist principally of room, food, beverage, management fee and bowling revenues, were $92.6 million in 1996 compared to $88.7 million in 1995, an increase of $3.9 million or 4.4%. The Company received no management fees in 1996 due to the Company's agreement to forgive the first A$19.1 million of management fees due it from Sydney Harbour Casino. As of December 31, 1996, approximately A$4.6 million of management fees remain to be forgiven. The $.2 million management fee received in 1995 was attributable to the Company's investment in the Star Casino which was sold in March of 1995.


Revenues


                                                      Year Ended ended December 31,
                                                               (Unaudited)
                                                         (Dollars in thousands)

                                           1996          1995        Variance       Percent
                                        ----------    ----------    ----------    ----------
Consolidated:
 Casino revenues                        $  382,980    $  379,494    $    3,486        0.9%
 Non casino revenues                        92,621        88,701         3,920        4.4%
 Management fees                                             190          (190)    -100.0%
 Less complimentaries                       41,896        39,793        (2,103)      -5.3%

Net revenues Consolidated               $  433,705    $  428,592    $    5,113        1.2%


Atlantic City:
Table game revenues                     $   77,822    $   82,887    $   (5,065)      -6.1%
Slot revenues                              258,892       249,161         9,731        3.9%
Other gaming revenues                        3,312         5,104        (1,792)     -35.1%

Total casino                               340,026       337,152         2,874        0.9%

Non casino revenues                         67,984        67,449           535        0.8%

Less complimentaries                        37,473        35,731        (1,742)      -4.9%

Net revenues Atlantic City              $  370,537    $  368,870    $    1,667        0.5%


Las Vegas:
Table game revenues                     $    5,310    $    4,532    $      778       17.2%
Slot revenues                               36,521        36,195           326        0.9%
Other gaming revenues                        1,123         1,614          (491)     -30.4%

Total casino                                42,954        42,341           613        1.4%

Non casino revenues                         24,637        21,252         3,385       15.9%

Less complimentaries                         4,423         4,062          (361)      -8.9%

Net revenues Las Vegas                  $   63,168    $   59,531    $    3,637        6.1%


     The Atlantic City Showboat generated $370.5 million of net revenues in the year ended December 31, 1996 compared to $368.9 million for the same period in the prior year, an increase of $1.7 million or 0.5%. Casino revenues were $340.0 million for the year ended December 31, 1996 compared to $337.2 million
for  the   same   period  in   the  prior  year,  an increase  of
$2.9 million or 0.9%. The increase in casino revenues was due primarily to an increase in slot revenues of

$9.7 million or 3.9% which was attributable to an 11.6% increase in average slot units at the Atlantic City Showboat. The increase in slot revenues at the Atlantic City Showboat compares to a 2.1% growth in slot revenues in the Atlantic City market for the year ended December 31, 1996 and a 10.5% increase in average slot units in the Atlantic City market. The increase in slot revenues at the Atlantic City Showboat was partially offset by a table game revenue decrease of $5.1 million or 6.1% to $77.8 million for the year ended December 31, 1996 compared to $82.9 million for the same period in the prior year. This decline in table game revenues is attributable to a reduction in table games marketing. The Company's table game revenue decline compares to a 1.4% growth in table game revenues in the Atlantic City market for the year ended December 31, 1996.

     The Las Vegas Showboat achieved net revenues of $63.2 million for the year ended December 31, 1996, compared to $59.5 million in the same period in 1995, an increase of $3.6 million or 6.1%. Casino revenues increased $0.6 million or 1.4% in 1996 to $42.9 million compared to $42.3 million in 1995. The 1995 revenues reflect a reduced casino capacity due to the property's renovation project in the last six months of 1995. During 1996 the Las Vegas Showboat increased marketing to attempt to recapture its market share of slot machine players and local area residents lost to competitors during the 1995 renovation. The Company expects that the recapture, if it occurs at all, will occur over a period of years. Non-casino revenues increased to $24.6 million for the year ended December 31, 1996 from $21.3 million in the same period in 1995, an increase of $3.4 million or 15.9%. The increases in revenues were attributable to increased food and beverage capacity in 1996 as compared to the same period in the prior year. The coffee shop was closed during a portion of the renovation of the Las Vegas Showboat during 1995.

INCOME FROM OPERATIONS

     The Company's income from operations declined $4.6 million or 9.8% to $42.1 million in 1996 from $46.7 million in 1995. The decrease is attributable to the decline in income from operations at both the Atlantic City Showboat and the Las Vegas Showboat. These declines were partially offset by the $3.9 million contribution from the Company's Australian operation and the $6.5 million or 29.5% decrease in operating expenses for the Company's corporate and development functions.


Income From Operations


                                                             Year ended December 31,
                                                                   (Unaudited)
                                                                  (in thousands)
                                           1996          1995        Variance      Percent
                                        ----------    ----------    ----------    ----------
Income from operations:
   Atlantic City                       $   63,687    $   72,450    $   (8,763)      -12.1%
   Las Vegas                              (10,065)   $   (3,749)   $   (6,316)     -168.5%
   Australia                                3,918          (150)        4,068      2712.0%
   Corporate and
   development                            (15,419)      (21,877)        6,458        29.5%

Consolidated                           $   42,121    $   46,674    $   (4,553)       -9.8%

EBITDA:*

   Atlantic City                       $   90,184    $   99,747    $   (9,563)       -9.6%
   Las Vegas                               (4,119)          229        (4,348)    -1898.7%
   Australia<F1>                            3,918          (150)        4,068      2712.0%
   Corporate and
   development                            (15,044)      (21,619)        6,575        30.4%

Consolidated                           $   74,939    $   78,207    $   (3,268)       -4.2%


<F1>Net of operating expenses and amortization of equity and debt costs at Showboat, Inc.


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


     Atlantic City Showboat's income from operations, before management fees, decreased to $63.7 million in the year ended December 31, 1996 compared to $72.4 million from the same period in 1995, a decrease of $8.7 million or 12.1%. This decrease is attributable to an increase in operating expenses at the Atlantic City Showboat of $10.4 million or 3.5% to $306.9 million. The increase in operating expenses is primarily attributable to increased marketing expenses, which consisted mostly of an $8.6 million increase in slot coin expense in response to aggressive competition for slot patrons in the Atlantic City market during 1996. The Atlantic City Showboat's operating margin, before management fees, decreased to 17.2 % in 1996 compared to 19.6% in 1995. The negative variance caused by the increase in operating expenses in 1996 was partially offset by the $1.6 million increase in net revenues for 1996 as compared to 1995.

     For the year ended December 31, 1996, the Las Vegas Showboat had a loss from operations, before management fees and intercompany rent, of $10.1 million compared to a loss of $3.7 million in the same period in 1995. This decline is due principally to an increase in operating expenses, partially offset by an increase in net revenues. Operating expenses increased

$9.6 million to $73.2 in 1996 compared to $63.6 million for the same period in 1995, an increase of 15.1%. The increase in operating expense is due primarily to the property operating at full capacity for the entire year in 1996 and increased marketing costs to offset the intensified competition for slot players in the local market. During the last six months of 1995, the casino was operating at approximately 60% of capacity due to the property's renovation project.

     Income from operations in 1996 included, for the first time, a contribution from Showboat's Australian operation of $3.9 million. This compared to a $0.2 million loss in 1995 due to the write-off of preopening costs, and administrative costs incurred.

     Corporate and development expenses totaled $15.4 million for the year ended December 31, 1996 compared to $21.9 million for the year ended December 31, 1995. This $6.5 million decrease is attributable to a reduction in the scope of development activities and general and administrative expenses in 1996 as compared to 1995.

OTHER (INCOME) EXPENSE

     In 1996, other (income) expense consisted of $57.6 million of gross interest expense, $17.1 million of capitalized interest and $9.6 million of interest income. Interest expense increased due to the East Chicago project's interest expense of $14.3 million, capitalized interest of $5.0 million and interest income of $4.9 million. The East Chicago project's net interest expense was offset by the $2.0 million minority interest share of loss. The write-down of the investment in Showboat Mardi Gras, L.L.C. (the "Randolph Project") was $3.8 million in 1996. In 1995, other (income) expense consisted of $42.8 million of gross interest expense, $13.1 million of capitalized interest and $6.2 million of interest income. During 1995, the Company realized a net gain on the sale and write-down of affiliates totaling $1.1 million. In connection with the Company's investment in Sydney Harbour Casino, the Company capitalized interest of $12.1 million in 1996 compared to $12.6 million in 1995.

INCOME TAXES

     In 1996, the Company incurred income taxes of $3.5 million, or an effective tax rate of 36.7% compared to $11.4 million or an effective tax rate of 46.5% in 1995. Differences between the Company's effective tax rate and the statutory federal tax rates are due to permanent differences between financial and tax reporting, state income taxes and the impact of foreign earnings which were not subjected to U.S. taxes.

NET INCOME

     In 1996, the Company realized net income of $6.0 million or $.37 per share compared to net income of $13.2 million or $.84 per share in 1995. The 1996 results reflect an after tax loss of $2.4 million or $.15 per share for the write down of the Company's investment in a riverboat casino operation in Randolph, Missouri and the after tax increase in interest expense, net of interest income, capitalized interest and minority interest, totaling $1.5 million or $.09 per share caused by the East Chicago, Indiana project financing.

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

OTHER (INCOME) EXPENSE

     In 1995, other (income) expense consisted of $29.7 million of interest expense, net of $13.1 million of capitalized interest, and $6.2 million of interest income. Foreign currency gain was $.3 million during 1995 and a net gain on the sale and write- down of affiliates totaled $1.1 million. In 1994, other (income) expense consisted of $29.5 million of interest expense, net of $3.3 million of capitalized interest, and $4.9 million of interest income. In connection with its renovation project at the Las Vegas Showboat and the Company's investment in Sydney Harbour Casino, the Company
capitalized    interest  of  $.5  million   and   $12.6   million
respectively in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996 the Company held cash and cash equivalents of $60.3 million compared to $106.9 million at December 31, 1995. This decline is due principally to the $36.9 million funding of the East Chicago Showboat and an increase in short-term investments.

     The Company's cash flow from operations was $50.9 million in 1996 compared to $53.2 million in 1995. Cash used in investing activities was $235.2 million in 1996 compared to $41.2 million in 1995. The increase in investing activities is due primarily to the East Chicago Showboat and an increase in short-term investments. Cash provided from financing activities was $137.7 million in 1996 compared to $4.5 million in 1995. The increase was primarily due to the issuance in 1996 by the East Chicago Showboat of $140.0 million of 13 1/2% First Mortgage Notes due 2003(the "East Chicago Notes").

     In 1996, the Company expended approximately $115.0 million on capital improvements at the Atlantic City Showboat, the Las Vegas Showboat and construction costs at the East Chicago Showboat (which were principally funded from a portion of the proceeds of the East Chicago Notes). Approximately $89.6 million of the $115.0 million related to the East Chicago Showboat. The Company's Board of Directors has authorized a capital budget for the Atlantic City Showboat and the Las Vegas Showboat for 1997 totaling $26.7 million and $11.0 million, respectively.

     The Company is eligible to receive approximately $8.8 million in funding credits reserved by the Casino Reinvestment Development Authority (CRDA), as a result of the completion of the hotel expansion program at the Atlantic City Showboat, completed in 1994. To date, the Company has received
approximately   $2.9   million  of  the  $8.8  million.  In 1995,
a court ruling disallowed the payment of CRDA credits. As a result, the CRDA suspended disbursement of the Company's funding credit. Legislation was passed in September, 1996, which allowed the CRDA to commence disbursement of funding credits to the Company. As of December 31, 1996, approximately $3.5 million in funding credits is available for distribution to the company. The remaining $2.4 million of reserved funding credits will be distributed in the future.

     On August 4, 1995, the Company obtained a two year secured line of credit for general working capital purposes totaling $25.0 million. At the end of the two year term, any outstanding funds may convert to a three year term loan. The bank received security pari passu with the holders of the Company's $275.0 million 9 1/4% First Mortgage Bonds due 2008. As of December 31, 1996, all of the funds under this line of credit were available for use by the Company.

     On May 18, 1993, the Company issued $275.0 million of 9 1/4% First Mortgage Bonds due 2008 (the "9 1/4% Bonds"). The 9 1/4%
Bonds were issued primarily to redeem the Company's 11 3/8% Mortgage Backed Bonds and to expand the Atlantic City Showboat. Interest on the Bonds is payable semi-annually on May 1 and November 1 of each year. The 9 1/4% Bonds are not redeemable prior to May 1, 2000. The 9 1/4% Bond Indenture was amended in July, 1994 and permitted the Company to issue up to $150.0 million of debt. On August 10, 1994, the Company issued $120.0 million of 13% Senior Subordinated Notes due 2009 (the "13% Notes"). The 13% Notes were issued in order to invest in Sydney Harbour Casino and to renovate the Las Vegas Showboat. Interest on the 13% Notes is payable semi-annually on February 1 and August 1 of each year commencing on February 1, 1995. The 13% Notes are not redeemable prior to August 1, 2001. The 13% Note Indenture permits the issuance of an additional $30.0 million of Notes at the discretion of the Company. As of December 31, 1996 the Company had not issued the additional $30.0 million of Notes. The 9 1/4% Bond Indenture and the 13% Note Indenture contain customary financial and other covenants which, among other things, govern the Company's ability to incur indebtedness.

     The Company continues to examine, and if appropriate, may pursue potential gaming opportunities in jurisdictions where gaming is legalized and in other jurisdictions that, in the future, may legalize private for profit casino gaming. There can be no assurance that legislation will be enacted in any additional jurisdictions, that any properties in which the Company may have invested will be compatible with any gaming legislation so enacted, that legalized gaming will continue to be authorized in any jurisdictions or the Company will be able to obtain the required licenses in any jurisdiction. Further, no assurance can be given that any of the announced or unannounced projects under development will be financed, completed, licensed or result in any significant contribution to the Company's cash flow or earnings. Casino gaming operations are highly regulated and new casino developments are subject to a number of risks and uncertainties, many of which are beyond the Company's control.

     The Company, on January 12, 1997, announced that Showboat, Inc. and Publishing & Broadcasting Limited ("PBL"), a public company listed on the Australian Stock Exchange, have reached an agreement in principle with respect to the acquisition by PBL of a significant portion of the Company's interests in its casino operations in Sydney, Australia. The transaction contemplates that PBL will acquire from the Company approximately 55 million ordinary shares of Sydney Harbour Casino Holdings Limited ("SHCH") (approximately 10% of the issued voting shares of SHCH) at a price per share of A$1.85 subject to adjustments in certain circumstances. It also contemplates that PBL grant a put to Showboat, Inc. to sell to PBL an additional 54 million ordinary shares at A$1.85 per share until March 31, 1999. The transaction further contemplates that PBL will succeed to the management of the casino in Sydney, under arrangements to be concluded, for which PBL will pay to the Company A$204.0 million, US

$162.0 million. The transaction is subject to the execution of definitive agreements, the receipt of all necessary government and regulatory consents and approvals, certain third party consents and the fulfillment of other closing conditions. The New South Wales Casino Control Authority ("CCA") has received a copy of the agreement in principle, but will require extensive additional submissions in order for the CCA to consider the consents and approvals which will be required before any final agreement becomes effective. SHCH and other relevant companies are not parties to the agreement in principle, nor did they participate in its negotiations. Their consent or agreement will be required. A subsidiary of the Company will continue to own approximately 80 million ordinary shares of SHCH (original ownership of 135 million shares less 55 million shares contemplated to be sold to PBL) and the existing option to purchase approximately 37.4 million ordinary shares of SHCH at an exercise price of A$1.15 per share. This option may be exercised between July 1, 1998 and June 30, 2000. Both the 9 1/4% Bond and the 13% Note Indentures place significant restrictions on the Company, one of which is the use of funds from the sale of a significant portion of the assets of a subsidiary such as SHCH.

     On March 28, 1996, the Company's 55% owned subsidiaries, Showboat Marina Casino Partnership ("SMCP") and Showboat Marina Finance Corporation ("SMFC"), sold the East Chicago Notes to support the development of the East Chicago Showboat. Additionally, the Company contributed $36.9 million to SMCP through Intermediary Partnerships, of which $8.9 million was contributed prior to 1996. The Company anticipates funding an additional $3.1 million in 1997 related to certain payments due to Waterfront Entertainment and Development, Inc. ("Waterfront"), its 45% partner. The Company will receive a 12% preferred return on its $40.0 million investment . In addition to its $40.0 million investment, subject to certain qualifications and exceptions, the Company entered into a standby equity commitment with SMCP, pursuant to which it will cause to be made up to an aggregate of $30.0 million in additional capital contributions to SMCP if, during the first three full four fiscal quarters following the commencement of operations at the East Chicago Showboat, the project's combined cash flow (as defined) is less than $35.0 million for any one such full four quarter period. However, in no event will the Company be required to cause to be contributed to SMCP more than $15.0 million in respect of any such full four quarter period. Subject to certain qualifications and exceptions, the Company entered into a completion guarantee with SMCP to complete the East Chicago Showboat so that it becomes operational, including the payment of all costs owing prior to such completion, up to a maximum aggregate amount of $30.0 million. Waterfront agreed to compensate the Company $5.2 million for the standby equity commitment. The $5.2 million due the company shall accrue interest at 12% per annum until paid from Waterfront's share of distributable cash from SMCP. Currently, the Company believes that SMCP has sufficient resources to complete the East Chicago Showboat. However, no assurance can be given that SMCP will be able to complete the East Chicago Showboat from its available financing resources or that SMCP's annual cash flow will exceed $35.0 million. The East Chicago Note Indenture contains restrictions on payments to affiliates, including the Company, by SMCP. As a result of these restrictions, the distributable cash flow from SMCP is limited to good faith estimates of maximum payments for state and federal income tax liabilities of the Company and Waterfront, until certain financial ratios are met by SMCP. There can be no assurance that SMCP will meet their required financial ratios in order to distribute cash flow to the Company in excess of the federal and state tax liabilities.

     The Company through its subsidiary, Showboat Lemay, Inc. ("Showboat Lemay"), has an 80% general partner interest in
Southboat Limited Partnership ("SLP") which, subject to licensing, plans to build and operate a riverboat casino project and related facilities (the "Southboat Casino Project") on the Mississippi River near Lemay, Missouri (the "Southboat Casino Site"). SLP entered into a lease agreement with the St. Louis County Port Authority ("Port Authority") for the lease of the Southboat Casino Site for a term of 99 years, commencing upon the investigation of SLP for a Missouri gaming license and the receipt of all permits from the U.S. Army Corps of Engineers. The Company has guaranteed SLP's payment of Minimum Rent for the Guarantee Period, and SLP's timely completion and construction of and payment for all improvements and installations in connection with SLP's development of the Southboat Casino Project. The aggregate gross minimum lease payments for 15 years are approximately $35.0 million In addition, the Company agreed to provide a Guarantee of Completion to the Port Authority which provides, in material part, that the Company will complete the construction of the Southboat Casino Project should SLP, after the commencement of work, abandon the project for a period of 30 days after receipt of notice from the Port Authority. The limited partnership agreement provides that the Company's initial capital contribution is $19.5 million and that Showboat Lemay, on behalf of SLP, will arrange for a $75.0 million loan to develop the Southboat Casino Project and to arrange for equipment financing for the remaining costs of the Southboat Casino Project. The Company has also agreed to provide a loan to SLP in the amount of approximately $4.5 million to assist in the development of the Southboat Casino Project.

     The Company and Rockingham Venture, Inc. ("RVI"), which owns the Rockingham Park, a thoroughbred racetrack in New Hampshire, entered into agreements to develop and manage any additional gaming that may be authorized at Rockingham Park. In December 1994, the Company loaned RVI approximately $8.9 million, which loan is secured by a second mortgage on Rockingham Park. At this time, casino gaming is not permitted in the State of New Hampshire. If casino gaming is legalized, the Company will, at a minimum, contribute the promissory note as a capital contribution. Should enabling legislation permit more than 500 slot machines or any combination of slot machines and table games, then the Company, subject to available financing, will contribute funds not to exceed 30% of cash funds required for the project. At this time, the cost of the project has not been determined.

     On  February  4,  1997, the Company announced  that  it  had entered into a Tribal Management Agreement, and other related agreements, with the Lummi Indian Nation for the purpose of developing a Class III casino to be located between Bellingham, Washington and Vancouver, British Columbia. The Company will be required to be licensed by the state of Washington. The agreements are subject to the necessary approvals by various state and federal authorities including the National Indian Gaming Commission. The Company's Board of Directors has approved an expenditure of up to $25.0 million to fund this project.

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

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals therefore; changes in regulations affecting the gaming industry; the ability of the Company to comply with its Indentures for its 9 1/4% Bonds and 13% Notes; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution the readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Independent Auditors' Report;

     Consolidated Balance Sheets as of December 31, 1996 and
     1995;

     Consolidated  Statements of Income for the Years Ended
     December 31, 1996, 1995 and 1994;

     Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1996, 1995 and 1994;

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994; and

     Notes to Consolidated Financial Statements

Independent Auditors' Report

The Shareholders and Board of Directors
Showboat, Inc.:

     We have audited the accompanying consolidated balance sheets of Showboat, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Showboat, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


Las Vegas, Nevada                  KPMG PEAT MARWICK LLP


February 21, 1997


                 SHOWBOAT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1996 AND 1995

   ASSETS                                                                 1996           1995
                                                                        --------       --------
                                                                             (In thousands)
Current assets:
 Cash and cash equivalents                                                $60,287     $106,927
 Short-term investments                                                    28,848            -
 Receivables, net                                                          12,402        8,448
 Income tax receivable                                                      2,396        2,076
 Inventories                                                                2,785        2,808
 Prepaid expenses                                                           4,470        4,728
 Current deferred income taxes                                              7,802        9,744
                                                                        ----------    ----------
  Total current assets                                                    118,990      134,731
                                                                        ----------    ----------
Property and equipment:
 Land                                                                      11,545       11,536
 Land improvements                                                         14,461       12,184
 Buildings                                                                332,265      316,723
 Furniture and equipment                                                  191,872      176,127
 Construction in progress                                                 101,343       25,216
                                                                        ----------    ----------
                                                                          651,486      541,786
 Less accumulated depreciation
  and amortization                                                        211,298      186,872
                                                                        ----------    ----------
                                                                          440,188      354,914
                                                                        ----------    ----------
Other assets:
 Restricted cash                                                           69,601            -
 Investments in unconsolidated affiliates                                 138,964      120,090
 Deposits and other assets                                                 30,963       28,911
 Debt issuance costs, net of
  accumulated amortization of $ 2,942,000
  and $ 1,860,000 at December 31, 1996 and 1995,
  respectively                                                             15,963       10,749
                                                                        ----------    ----------
                                                                          255,491      159,750
                                                                        ----------    ----------
                                                                         $814,669     $649,395
                                                                        ----------    ----------

                                                                (CONTINUED)



                 SHOWBOAT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1996 AND 1995
                           (CONTINUED)

   LIABILITIES AND SHAREHOLDERS' EQUITY                                   1996           1995
                                                                        --------       --------
                                                                            (In thousands)
Current liabilities:
 Current maturities of long-term debt                                         $25          $22
 Accounts payable                                                          17,688       15,143
 Dividends payable                                                            405          392
 Accrued liabilities                                                       41,933       38,158
                                                                        ---------      --------
  Total current liabilities                                                60,051       53,715

Long-term debt, excluding current maturities:
 Debt with recourse                                                       392,719      392,369
 Debt without recourse                                                    140,000            -
                                                                        ---------     --------
                                                                          532,719      392,369

Other liabilities                                                           4,753        5,028
                                                                        ---------      --------
Deferred income taxes                                                      24,888       22,319
                                                                        ---------      --------
Minority Interest                                                             113        2,023
                                                                        ---------      --------
Commitments and contingencies

Shareholders' equity:
 Preferred stock, $1 par value; 1,000,000
  shares authorized; none issued
 Common stock, $1 par value; 50,000,000 shares
  authorized; issued 16,181,199 shares and 15,794,578
  shares at December 31, 1996 and 1995, respectively                       16,181       15,795
 Additional paid-in capital                                                87,698       80,078
 Retained earnings                                                         84,828       80,434
                                                                          188,707      176,307
                                                                        ----------    --------
 Cumulative foreign currency translation adjustment                         4,773          285
 Cost of shares in treasury, 0 shares and 74,333
  shares at December 31, 1996 and 1995,
  respectively                                                                  -         (587)
 Unearned compensation for restricted stock                                (1,335)      (2,064)
   Total Shareholders' equity                                           ----------    ---------
                                                                          192,145      173,941
                                                                        ----------    ---------
                                                                         $814,669     $649,395
                                                                        ----------    ---------
                                                                        ----------    ---------

  See accompanying notes to consolidated financial statements.


                 SHOWBOAT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
          YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                           1996            1995         1994
                                                         --------        --------     --------
Revenues:
 Casino                                                  $382,980        $379,494     $351,436
 Food and beverage                                         56,916          53,894       50,624
 Rooms                                                     26,147          25,694       20,587
 Sports and special events                                  3,682           3,924        4,168
 Management fees                                               -              190        1,861
 Other                                                      5,876           5,189        5,938
                                                         --------        --------      -------
                                                          475,601         468,385      434,614
 Less complimentaries                                      41,896          39,793       33,281
                                                         --------        --------      -------
  Net revenues                                            433,705         428,592      401,333
                                                         --------        --------      -------
Operating costs and expenses:
 Casino                                                   193,537         177,644      169,786
 Food and beverage                                         32,287          32,150       34,287
 Rooms                                                      7,261           8,339        7,847
 Sports and special events                                  2,774           3,206        3,321
 General and administrative                               117,355         119,568      109,058
 Selling, advertising and promotion                         9,638           9,456        9,647
 Depreciation and amortization                             32,818          31,533       28,387
                                                         --------        --------     --------
                                                          395,670         381,896      362,333
                                                         --------        --------     --------
Income from operations from
 consolidated subsidiaries                                 38,035          46,696       39,000

Equity in income (loss) of
 unconsolidated affiliates                                  4,086             (22)      12,828
                                                         --------        --------     --------
Income from operations                                     42,121          46,674       51,828
                                                         --------        --------     --------


                                                      (CONTINUED)


                 SHOWBOAT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
          YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              (IN THOUSANDS EXCEPT PER SHARE DATA)
                           (CONTINUED)

                                                            1996            1995         1994
                                                          --------        --------     --------
Income from operations                                    $42,121         $46,674      $51,828
                                                          --------        --------     --------
Other (income) expense:
 Interest income                                           (9,572)         (6,225)      (4,872)
 Gain on sale of affiliate                                                 (2,558)           -
 Write-down of investment in affiliate                      3,789           1,426            -
 Foreign currency transaction gain                           (100)           (271)           -
 Interest expense, net of
  amounts capitalized                                      40,510          29,692       29,452
                                                          --------        --------     --------
                                                           34,627          22,064       24,580
                                                          --------        --------     --------
Income before income tax expense
 and minority interest                                      7,494          24,610       27,248

Minority interest share of loss                             1,987               -            -
                                                          --------        --------     --------
Income before income tax expense                            9,481          24,610       27,248
                                                          --------        --------     --------
Income tax expense                                          3,478          11,435       11,549
                                                          --------        --------     --------
Net income                                                 $6,003         $13,175      $15,699
                                                          --------        --------     --------
                                                          --------        --------     --------
Net income per common and equivalent share                $  0.37         $  0.84      $  1.02
                                                          --------        --------     --------



  See accompanying notes to consolidated financial statements.


                 SHOWBOAT, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                         Cumulative
                                          Additional                  foreign currency
                              Common       paid-in       Retained       translation
                              stock        capital       earnings        adjustment
                             -------       -------       --------        ----------
                                                         (In thousands)
Balance, December 31,
 1993                        $15,795       $71,162        $54,628               -
Net income                         -             -         15,699               -
Cash dividends ($.10
 per share)                        -             -         (1,518)              -
Warrants issued                    -         1,953              -               -
Share transactions
 under stock plans                 -         3,730              -               -
Amortization of unearned
 compensation                      -             -              -               -
Foreign currency trans-
 lation adjustment,
 net of tax                        -             -              -           3,490
                              ------       -------        -------        --------
Balance, December 31,
 1994                         15,795        76,845         68,809           3,490
Net income                         -             -         13,175               -
Cash dividends ($.10
 per share)                        -             -         (1,550)              -
Share transactions
 under stock plans                 -         3,233              -               -
Amortization of unearned
 compensation                      -             -              -               -
Foreign currency trans-
 lation adjustment,
 net of tax                        -             -              -          (3,205)
                              ------        ------        -------        ---------
Balance, December 31,
 1995                         15,795        80,078         80,434             285
Net income                         -             -          6,003               -
Cash dividends ($.10
 per share)                        -             -         (1,609)              -
Share transactions
 under stock plans               386         7,620              -               -
Amortization of un-
 earned compensation                             -              -               -
Foreign currency trans-
 lation adjustment,
 net of tax                        -             -              -           4,488
                             -------       -------        -------        --------
Balance, December 31,
 1996                        $16,181       $87,698        $84,828          $4,773
                             -------       -------        -------        --------
                             -------       -------        -------        --------




                                          Unearned
                             Treasury      compen-
                              stock        sation        Total
                            ----------    ----------   ----------
Balance, December 31,
 1993                        ($6,370)        ($57)      135,158
Net income                         -            -        15,699
Cash dividends ($.10
 per share)                        -            -        (1,518)
Warrants issued                    -            -         1,953
Share transactions
 under stock plans             3,006       (6,021)          715
Amortization of unearned
 compensation                      -        1,964         1,964
Foreign currency trans-
 lation adjustment,
 net of tax                        -            -         3,490
                            ----------    ----------   ----------
Balance, December 31,
 1994                         (3,364)      (4,114)      157,461
Net income                         -            -        13,175
Cash dividends ($.10
 per share)                        -            -        (1,550)
Share transactions
 under stock plans             2,777         (116)        5,894
Amortization of unearned
 compensation                      -        2,166         2,166
Foreign currency trans-
 lation adjustment,
 net of tax                        -            -        (3,205)
                            ----------    ----------   ----------
Balance, December 31,
 1995                           (587)      (2,064)      173,941
Net income                         -            -         6,003
Cash dividends ($.10
 per share)                        -            -        (1,609)
Share transactions
 under stock plans               587         (912)        7,681
Amortization of un-
 earned compensation               -        1,641         1,641
Foreign currency trans-
 lation adjustment,
 net of tax                        -                      4,488
                            ----------    ----------   ----------
Balance, December 31,
  1996                            $0      ($1,335)     $192,145
                            ----------    ----------   ----------
                            ----------    ----------   ----------


  See accompanying notes to consolidated financial statements.


                 SHOWBOAT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996           1995           1994
                                                         --------       --------       --------
                                                                      (In thousands)
Cash flows from operating activities:
 Net income                                                $6,003        $13,175       $15,699
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Allowance for doubtful accounts                          1,557          1,605           950
   Depreciation and amortization                           32,818         31,533        28,387
   Amortization of original issue
    discount and debt issuance costs                        1,458          1,281           820
   Provision for deferred income taxes                      2,094          2,069           256
   Amortization of unearned
    compensation                                            1,641          2,166         1,964
   Provision for loss on Casino
    Reinvestment Development
    Authority obligation                                      497          1,414         1,018
   (Earnings) loss of unconsolidated
    affiliate, net of distributions                        (4,086)         2,768        (3,596)
   (Gain) loss on sale and write-down
    of affiliates                                           3,789         (1,132)            -
   (Gain) loss on disposition of
    property and equipment                                    147            (36)         (251)
   Increase in receivables, net                            (2,695)        (2,492)       (2,580)
   Decrease (increase) in inventories
    and prepaid expenses                                      281           (209)         (924)
   Increase in deposits and
    other assets                                             (202)          (656)       (1,378)
   Pension costs, net of payments                           1,954            882           995
   Increase in accounts payable                             2,096          4,566           396
   Increase (decrease) in income
    taxes payable                                           1,849         (5,168)        3,051
   Increase in accrued
    liabilities                                             3,644          1,384        10,566
   Minority interest share of loss                         (1,987)             -             -
                                                         ---------      ---------      ---------
    Net cash provided by operating
     activities                                            50,858         53,150        55,373
                                                         ---------      ---------      ---------


                                                      (CONTINUED)


                 SHOWBOAT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                           (CONTINUED)

                                                           1996           1995          1994
                                                        ----------     ----------    ----------
                                                                     (In thousands)
Cash flows from investing activities:
 Acquisition of property and equipment                  ($115,038)       ($49,573)    ($72,471)
 Proceeds from sale of property
  and equipment                                               477           1,065          290
 Proceeds from sale of affiliate                                -          51,366            -
 Investments in unconsolidated
  affiliates                                              (11,647)        (36,551)    (110,979)
 (Advances to) repayments from
  unconsolidated affiliates                                   390           1,210         (899)
 Increase in restricted cash                              (69,601)              -            -
 Increase in deposits and
  other assets                                             (6,762)         (4,639)      (8,850)
 Deposit for Casino Reinvestment
  Development Authority obligation,
  net of refunds                                           (4,140)         (4,052)        (599)
 Purchase of short-term investments                       (28,848)              -            -
                                                         ----------      ----------  ----------
   Net cash used in investing
    activities                                           (235,169)        (41,174)    (193,508)
                                                         ----------      ----------  ----------
Cash flows from financing activities:
 Principal payments of long-term debt                         (22)            (20)      (3,575)
 Proceeds from issuance of
  long-term debt                                          140,000               -      120,000
Proceeds from employee stock option
 exercises                                                  5,510               -            -
 Debt issuance costs                                       (6,297)           (542)      (4,474)
 Payment of dividends                                      (1,597)         (1,543)      (1,509)
 Distribution to bond holders                                   -               -       (5,195)
 Issuance of common stock                                       -           4,604          530
 Minority interest contributions                               77           2,023            -
                                                         ----------      ----------  ----------
   Net cash provided by financing
    activities                                            137,671           4,522      105,777
                                                         ----------      ----------  ----------
Net increase (decrease) in cash and
 cash equivalents                                         (46,640)         16,498      (32,358)
Cash and cash equivalents
 at beginning of year                                     106,927          90,429      122,787
Cash and cash equivalents                                ----------      ----------  ----------
 at end of year                                           $60,287        $106,927      $90,429
                                                         ----------      ----------  ----------
                                                         ----------      ----------  ----------

                                                      (CONTINUED)


                 SHOWBOAT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                           (CONTINUED)

                                                           1996           1995           1994
                                                         --------       --------       --------
                                                                     (In thousands)
Supplemental disclosures of cash flow
 information and non-cash investing and
 financing activities:
  Cash paid (refunded) during the year for:
   Interest, net of amount capitalized                    $33,306         $28,021      $22,522
   Income taxes                                              (465)         14,533        8,242

  Foreign currency translation
   adjustment                                               4,488          (3,205)       3,490


  See accompanying notes to consolidated financial statements.

                 SHOWBOAT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

     Showboat, Inc. and subsidiaries (collectively, the "Company" or "SBO"), is an international gaming company with over 40 years of gaming experience that owns and operates the Atlantic City Showboat Casino and Hotel in Atlantic City, New Jersey (the "Atlantic City Showboat"), the Las Vegas Showboat Casino, Hotel and Bowling Center in Las Vegas, Nevada (the "Las Vegas Showboat"), owns a 24.6% equity interest in, and manages through subsidiaries, the Sydney Harbour Casino located in Sydney, Australia, and owns through subsidiaries a 55% interest in, and will manage through subsidiaries, the East Chicago Showboat riverboat casino project in East Chicago, Indiana, (the "East Chicago Showboat"), which is under construction and scheduled to open, subject to licensing, in the second quarter of 1997. Until March 31, 1995, the Company owned an equity interest in and managed a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana (Star Casino).

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

CASINO REVENUE AND COMPLIMENTARIES

     Casino revenues represent the net win from gaming wins and losses. Revenues include the retail value of room, food, beverage, and other goods and services provided to customers without charge. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances was charged to the casino department in the following amounts:

                               Year Ending December 31,
                         1996           1995            1994
                                   (In thousands)
Food and beverage    $ 28,421       $ 27,119        $ 23,893
Room                    8,559          7,197           5,883
Other                   1,249          1,346           2,066
Total                $ 38,229       $ 35,662        $ 31,842


CASH EQUIVALENTS AND RESTRICTED CASH

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consists of cash and short-term investments held by the East Chicago Showboat for construction and development.

SHORT-TERM INVESTMENTS

     Short-term Investments as of December 31, 1996 consist of U.S. Treasury bills, mortgage-backed corporate debt securities and certificates of deposit with financial institutions which have an average maturity date of less than seven months. The Company classifies these securities as available-for-sale as they will be liquidated as needed to fund cash requirements of the Company. These securities are recorded at fair value as of December 31, 1996. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Unrealized and realized gains were not material as of or for the period ended December 31, 1996.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

FAIR VALUE OF CERTAIN FINANCIAL INSTRUMENTS

     The carrying amount of cash equivalents, receivables and all current liabilities approximates fair value because of the short term maturity of these instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. See Notes 5 and 6 for additional fair value disclosures.

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

INTEREST COSTS

     Interest is capitalized in connection with the construction of major facilities. Further, interest is capitalized on investments in unconsolidated companies accounted for by the equity method of accounting during the period the investee company is undergoing activities necessary to start its planned principal operations. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. For the years ended December 31, 1996, 1995, and 1994, $17,081,000, $13,148,000, and $3,378,000,
respectively, of interest cost was capitalized.

PREOPENING AND DEVELOPMENT COSTS

     The Company is currently investigating expansion opportunities in new and existing gaming jurisdictions. Costs associated with these investigations are capitalized and a reserve is established based on an evaluation of the viability of the development projects. The viability of a project is based on numerous factors including current or proposed gaming legislation, competition, cost of entry into a new or existing market and return on investment.

     Costs incurred during the preopening phase are capitalized. Types of costs capitalized include salaries and wages, temporary office expenses, marketing expenses and training costs. When the new operation opens for business, preopening costs will be expensed over a period not to exceed twelve months.

INCOME TAXES

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

     The Company and its domestic subsidiaries file a consolidated federal income tax return. For tax reporting purposes, the Company files on a fiscal year ending June 30. The Company has filed for a change in tax year end with the Internal Revenue Service. If approved the Company's tax year end will be changed to December 31. The change will be effective December 31, 1996.

AMORTIZATION OF ORIGINAL ISSUE DISCOUNT AND DEBT ISSUANCE COSTS

     Original issue discount is amortized over the life of the related indebtedness using the effective interest method.

     Costs associated with the issuance of debt have been deferred and are being amortized over the life of the related indebtedness using the straight line method which approximates the effective interest method.

INCOME PER COMMON AND EQUIVALENT SHARE

     Income per common and equivalent share is based on the weighted average number of shares outstanding. Such averages were 16,347,058, 15,730,478, and 15,457,061 for the years ended
December 31, 1996, 1995 and 1994, respectively. Equivalent shares include stock options and warrants when dilutive. Fully-diluted and primary income per common and equivalent share are the same.

STOCK BASED COMPENSATION

     Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock-Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

FOREIGN CURRENCY TRANSLATION

     The financial statements of foreign subsidiaries are adjusted to U.S. generally accepted accounting principles. Balance sheet accounts are then translated into U.S. dollars at current exchange rates in effect at the balance sheet date. Items of revenue and expense are translated at average exchange rates during the reporting period.

     Gains  and  losses resulting from translation  of  financial statements are excluded from the Consolidated Statements of Income and are credited or charged directly to a separate component of Shareholders' Equity, net of taxes. Gains and losses resulting from foreign currency transactions are included in income currently.

LONG-LIVED ASSETS

     In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted
Statement 121 in the first quarter of 1996 and there was no write-down of assets.

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

2.   RECEIVABLES, NET

     Receivables, net consist of the following:


                                                                            December 31,
                                                                      -------------------------
                                                                         1996           1995
                                                                      ------------  -----------
                                                                           (In thousands)
   Casino                                                                  $6,524       $7,224
   Hotel                                                                      760        1,113
   Other                                                                    7,535        2,792
                                                                      ------------ ------------
                                                                           14,819       11,129
   Less allowance for doubtful accounts                                     2,417        2,681
                                                                      ------------ ------------
   Receivables, net                                                       $12,402       $8,448
                                                                      ============ ============


3.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:


                                                                            December 31,
                                                                      ------------ ------------
                                                                         1996           1995
                                                                      ------------ ------------
                                                                           (In thousands)
   Interest                                                               $16,296      $10,740
   Salaries and wages                                                      11,985       12,827
   Medical and liability claims                                             4,572        4,125
   Taxes, other than taxes on income                                        2,346        4,032
   Advertising and promotion                                                2,326        2,113
   Outstanding chips and tokens                                             1,692        1,713
   Other                                                                    2,716        2,608
                                                                      ------------ ------------
   Total accrued liabilities                                              $41,933      $38,158
                                                                      ============ ============


4.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company's wholly-owned subsidiary, Showboat Australia Pty. Ltd., (SA), invested approximately $100.0 million for 135,000,000 shares (approximately 24.6% interest) in Sydney Harbour Casino Holdings Limited, (SHCH), which through its wholly owned subsidiaries, owns the Sydney Harbour Casino and holds the casino license required to operate the Sydney Harbour Casino. SA also owns 85% of the company engaged to manage the casino for a management fee. On September 13, 1995, the Sydney Harbour Casino commenced gaming operations in an interim facility and is expected to commence operations in a permanent facility in late 1997. For the year ended December 31, 1996, $4,086,000 of net income from the interim casino is included in equity in income
(loss) of unconsolidated affiliates in the Consolidated Statement of Income. For the year ended December 31, 1995, no earnings were reported from the interim casino due to the write-off of preopening costs.

     In addition to its 24.6% equity interest in SHCH, SA has an option to purchase an additional 37,446,553 ordinary shares of the fully diluted equity of SHCH at an exercise price of A$1.15 per share. SA's option may be exercised no earlier than July 1, 1998 and expires June 30, 2000.

     In March 1995, the Company, with an unrelated corporation, formed Showboat Mardi Gras, L.L.C. (SMG), formerly known as Randolph Riverboat Company, L.L.C., to own and operate, subject to licensing, a riverboat casino near Kansas City, Missouri. The Company invested approximately $5,200,000 in a combination of both equity and advances to SMG for the completion of the riverboat, costs incurred in the licensing process and other general and administrative expenses. SMG was not selected by the Missouri Gaming Commission for investigation for a gaming license. Due to a decline in the market value of the assets of SMG, principally a riverboat, the Company recorded a pre-tax write-down of $3,789,000 and $1,426,000 in the years ended December 31, 1996 and 1995, respectively, which is included in the Consolidated Statements of Income as write-down of investment in affiliate. The 1996 write-down includes the Company's remaining investment in SMG, and the Company has no further obligations to SMG.

     Showboat Louisiana, Inc.(SLI) was formed in 1993 to hold a 30% equity interest in Showboat Star Partnership (SSP) which owned a riverboat casino and was managed by Lake Pontchartrain Showboat, Inc. (LPSI), a wholly-owned subsidiary of the Company. In 1993, the Company invested $18,600,000 in SSP for its 30% equity interest in the riverboat casino. Operation of the riverboat casino commenced on November 8, 1993. Effective March 1, 1994, the Company purchased an additional 20% equity interest from its partner for $9,000,000. In March 1995, the Company purchased an additional 50% of the equity of SSP bringing the
Company's total equity interest in SSP to 100%. The purchase price of the additional equity interest was $25.0 million coupled with a distribution of certain of the current assets of SSP to partners other than the Company. On March 9, 1995, the Company ceased all operations at the Showboat Star Casino as a result of certain legal issues related to conducting dockside gaming in Orleans Parish. In a series of unrelated transactions, SSP sold certain of its assets and the Company sold its equity interest in SSP resulting in a net pretax gain of $2,558,000 which is included in the 1995 Consolidated Statement of Income as gain on sale of affiliate.

     The investment by SLI in SSP has been accounted for under the equity method of accounting. The Company's equity in the income or loss of SSP is included in the Consolidated Statement of Income as equity in income or loss of unconsolidated affiliates. LPSI received a management fee from SSP of 5.0% of casino revenues net of gaming taxes of 18.5% and boarding fees. Intercompany management fees have been eliminated in consolidation.

     Summarized condensed financial information of SHCH  and  SSP
(the only significant unconsolidated affiliates) as of and for the years ending December 31, 1996 and 1995 is as follows:


                                                                         1996           1995
                                                                      ------------ ------------
                                                                           (In thousands)
  Sydney Harbour Casino Holdings Ltd.
   (Unaudited)
   Income statement data:
    Net revenues                                                         $295,600      $90,800
    Net income                                                             17,700            -

    Company's share of net income                                          $4,086          $ -

   Balance sheet data:
    Assets:
      Property and equipment, net                                        $460,300     $229,100
      Other assets                                                        349,400      325,400
                                                                      ------------ ------------
         Total assets                                                    $809,700     $554,500
                                                                      ============ ============
    Liabilities and shareholders'
     equity:
       Liabilities                                                       $342,400     $182,200
       Shareholders' equity:
        Company's                                                         115,000       97,900
        Other shareholders'                                               352,300      274,400
                                                                      ------------ ------------
         Total liabilities and
           shareholders' equity                                          $809,700     $554,500
                                                                      ============ ============


     The difference between the Company's equity in SHCH shown above and the amounts reported as investments in unconsolidated affiliates in the Company's Consolidated Balance Sheets is primarily due to capitalized interest of approximately $24,200,000 and $13,100,000 in 1996 and 1995, respectively, and the Company's investment in SMG.


                                                                          1995         1994
                                                                      ------------ ------------
                                                                            (In thousands)
  Showboat Star Partnership (Unaudited):
   Income statement data:
    Net revenues                                                          $11,044      $97,989
    Net income (loss)                                                     (10,719)      24,782
    Company's share of net income (loss)
     including closing costs and loss
     on sale of assets                                                     (5,211)      12,828

   Balance sheet data:
    Assets
      Current assets                                                      $     -      $16,624
      Property and equipment, net                                               -       35,135
      Other assets                                                                      19,522
                                                                      ------------ ------------
         Total assets                                                     $     -      $71,281
                                                                      ============ ============
    Liabilities and partners'
     capital accounts:
       Current liabilities                                                $     -       $3,950
       Partners' capital accounts                                               -       67,331
                                                                      ------------ ------------
         Total liabilities and
           partners' capital accounts                                     $     -      $71,281
                                                                      ============ ============


     The amount reported above as the Company's share of net loss for the year ended December 31, 1995 from SSP is exclusive of the gain the Company realized on the ultimate disposition of its ownership interest in SSP. The Consolidated Statement of Income includes the Company's share of the loss on operations (approximately $22,000) of SSP for 1995 as equity in income
(loss) of unconsolidated affiliates. The Company's share of additional losses incurred by SSP related to closing costs and sale of certain assets were offset against the Company's gain on sale of its equity interest in SSP resulting in a net gain of $2,558,000, which is reported as gain on sale of affiliate.

5.   NEW JERSEY INVESTMENT OBLIGATION

     The New Jersey Casino Control Act (Act) provides, among other things, for an assessment on a gaming licensee based upon 1 1/4% of its gross casino revenues. This assessment is satisfied by investing in qualified direct investments or purchasing bonds issued by the Casino Reinvestment Development Authority (CRDA). In order for direct investments to be eligible, they must be approved by the CRDA.

     Deposits with the CRDA bear interest at two-thirds of market rates resulting in a current value lower than cost. At December 31, 1996 and 1995, deposits and other assets include $7,009,000 and $7,198,000, respectively, representing the Company's bond purchases and deposits with the CRDA of $10,616,000 as of December 31, 1996 and $10,458,000 as of December 31, 1995, net of a valuation allowance of $3,607,000 and $3,260,000, respectively. The carrying value of these deposits, net of the valuation allowance, approximates fair value.

     The Company is eligible to receive approximately $8,800,000 in funding credits reserved by the Casino Reinvestment Development Authority (CRDA), as a result of the completion of the hotel expansion program at the Atlantic City Showboat, completed in 1994. To date, the Company has received approximately $2,900,000. As of December 31, 1996, approximately $3,500,000 in funding credits is available for distribution to the company. The remaining $2,400,000 of reserved funding credits is expected to be distributed in the future.

6.   LONG-TERM DEBT

     The   Company's  debt  is  categorized  separately  as  debt
guaranteed by the Company (generally known as recourse debt) and debt not guaranteed by the Company (generally known as non-recourse debt).

     Long-term debt consists of the following:


                                                                             December 31,
                                                                      ------------ ------------
                                                                         1996           1995
                                                                      ------------ ------------
                                                                           (In thousands)
  Recourse Debt:
   9 1/4% First Mortgage Bonds (Bonds) due 2008
     net of unamortized discount of
     $4,257,000 and $4,632,000 at
     December 31, 1996 and 1995, respectively                            $270,743     $270,368
   13% Senior Subordinated Notes (Notes) due 2009                         120,000      120,000
   Capital lease obligations                                                2,001        2,023
  Non-recourse Debt:
   13 1/2% First Mortgage Notes (East
    Chicago Notes) due 2003                                               140,000            -
                                                                      ------------ ------------
                                                                          532,744      392,391
   Less current maturities                                                     25           22
                                                                      ------------ ------------
                                                                         $532,719     $392,369
                                                                      ============ ============


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

     The Bonds are unconditionally guaranteed by Ocean Showboat, Inc. (OSI), Atlantic City Showboat, Inc. (ACSI) and Showboat Operating Company (SOC),subsidiaries effectively owned 100% by the Company. Interest on the Bonds is payable semi-annually on May 1 and November 1 of each year. The Bonds are not redeemable prior to May 1, 2000. Thereafter, the Bonds will be redeemable, in whole or in part, at redemption prices specified in the Bond Indenture. The Bonds are senior secured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu with the Company's senior indebtedness. The Bonds are collateralized by substantially all the assets of the Company.

     The Bond Indenture, as amended, places significant restrictions on the incurrence of additional indebtedness by SBO and its subsidiaries, the creation of additional liens on the collateral securing the Bonds, transactions with affiliates and payment of certain restricted payments (as defined), including certain investments made by SBO and its subsidiaries. The Company was in compliance with the Bond Indenture Covenants as of December 31, 1996.

     On August 10, 1994, the Company issued its $120,000,000 13% Notes. The proceeds from the sale of the Notes (Note Offering) were $116,520,000, net of underwriting discounts and commissions. Proceeds from the Note Offering were used to renovate the Las Vegas Showboat, and to invest approximately $100,000,000 for an approximately 24.6% equity interest in SHCH.

     The Notes are unconditionally guaranteed by OSI, ACSI and SOC. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year. The Notes will be redeemable, in whole or in part, at the option of the company at any time on or after August 1, 2001 at redemption prices specified in the Indenture for the Notes (Note Indenture). The Notes are general obligations of the Company, subordinated in right of payment to all Senior Debt (as defined in the Note Indenture) of the Company. The Note Indenture permits the issuance of an additional $30,000,000 of Notes at the discretion of the Company.

     The  Note Indenture places significant restrictions  on  the
Company, many of which are substantially similar to the restrictions placed on the Company by the Bond Indenture, as amended. The Company was in compliance with all the Note Indenture Covenants as of December 31, 1996.

     On March 28, 1996 the Company's 55% owned subsidiaries, Showboat Marina Casino Partnership (SMCP) and Showboat Marina Finance Corporation (SMFC), sold its $140.0 million 13 1/2% East Chicago Notes. The net proceeds from the sale were $133,700,000 net of financing costs. The funds were raised to support the development of the East Chicago Showboat.

     The East Chicago Notes are senior secured obligations of SMCP and rank senior in right of payment to all existing and future subordinated indebtedness of SMCP and pari passu with SMCP's senior indebtedness. Interest is payable semi-annually on March 15, and September 15, of each year. The East Chicago Notes will be redeemable at the option of SMCP, in whole or in part, on or after March 15, 2000, at the redemption prices set forth in the Indenture. The East Chicago Notes are without recourse to the Company.

     On August 4, 1995, the Company obtained a two year secured line of credit for general working capital purposes totaling $25.0 million. At the end of the two year term, any outstanding funds may convert to a three year term loan. As of December 31, 1996, all of the funds under this line of credit were available for use by the Company. This line of credit replaced the Atlantic City Showboat's unsecured line of credit which expired in August of 1995.

     Maturities of the Company's long-term debt exclusive of unamortized discount are as follows:

       Year Ending December 31,
                 1997             $       25
                 1998                     29
                 1999                     19
                 2000                      -
                 2001                  1,928
              Thereafter             535,000
                                  ----------
                                  $  537,001
                                  ==========
     The fair value of the Company's Bonds, Notes and East Chicago Notes were $273,625,000, $134,400,000 and $154,700,000 respectively, at December 31, 1996 based on the quoted market prices. The carrying amount of capital leases approximates fair value at December 31, 1996.

7.   LEASES

     The Company leases certain furniture and equipment and a warehouse under long-term capital lease agreements. The leases covering furniture and equipment expire in 1999 and the warehouse lease expires in 2001. The Company has an option to purchase the warehouse from January 1, 1996 through March 31, 2001 at an option price of approximately $1,928,000.

     Property leased under capital leases by major classes are as follows:


                                           December 31,
                                  -----------------------------
                                     1996               1995
                                  ----------         ----------
                                          (In thousands)
Building - warehouse               $2,050             $2,050
Furniture and equipment               152                152
                                   ------             ------
                                    2,202              2,202
                                   ------             ------
Less accumulated amortization       1,520              1,361
                                   ------             ------
                                   $  682             $  841
                                  =======             ======


     ACSI is leasing 10 1/2 acres of Boardwalk property in Atlantic City, New Jersey for a term of 99 years which commenced October 1983. Annual rent payments, which are payable monthly, commenced upon opening of the Atlantic City Showboat. The rent is adjusted annually based upon changes in the Consumer Price Index. In April 1996, the annual rent increased $245,000 to $8,805,000. ACSI is responsible for taxes, assessments, insurance and utilities.

     The following is a schedule of future minimum lease payments
for  capital  leases  and  operating  leases  (with  initial   or
remaining terms in excess of one year) as of December 31, 1996:


                                                       Capital     Operating
             Year ending December 31,                  Leases       Leases
---------------------------------------------------   ---------   -----------
                                                          (In thousands)
                       1997                             $  286      $ 10,967
                       1998                                286         9,979
                       1999                                272         9,372
                       2000                                253         9,165
                       2001                              1,991         8,805
                                Thereafter                   -       713,028
                                                      --------    ----------
Total minimum lease payments                            $3,088      $761,316
                                                      --------    ==========
Less amount representing interest (10.4% to 12.9%)       1,087
Present value of net minimum capital lease payments     $2,001
                                                      =========


     Rent expense for all operating leases was $11,356,000, $11,241,000 and $10,380,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

8.   INCOME TAXES

     Total income tax expense was allocated as follows:


                                                               Year ended December 31,
                                                    ------------------------------ ------------
                                                         1996           1995           1994
                                                    ------------------------------ ------------
                                                                   (In thousands)
   Continuing operations                                   $3,478         $11,435      $11,549
   Shareholders' equity, related to
    cumulative foreign currency
    translation adjustment                                  2,417          (1,726)       1,879
   Shareholders' equity, primarily due
    to the tax benefit related to
    the exercise of stock options                          (2,170)         (1,471)        (241)
                                                    ------------------------------ ------------
                                                           $3,725          $8,238      $13,187
                                                    ============================== ============


     Income tax expense (benefit) attributable to income from continuing operations consists of:


                                                               Year ended December 31,
                                                    ------------------------------ ------------
                                                         1996           1995           1994
                                                    ------------------------------ ------------
                                                                   (In thousands)
   U.S. federal
    Current                                                 ($587)         $5,489       $8,793
    Deferred                                                1,786           2,477          323
                                                    ------------------------------ ------------
                                                            1,199           7,966        9,116
                                                    ------------------------------ ------------
   State and local
    Current                                                 1,971           3,877        2,500
    Deferred                                                  308            (408)         (67)
                                                    ------------------------------ ------------
                                                            2,279           3,469        2,433
                                                    ------------------------------ ------------
   Total
    Current                                                 1,384           9,366       11,293
    Deferred                                                2,094           2,069          256
                                                    ------------------------------ ------------
                                                           $3,478         $11,435      $11,549
                                                    ============================== ============


     Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the years ended December 31, 1996, 1995 and 1994 to pretax income from continuing operations as a result of the following:


                                                              Year ended December 31,
                                                    ------------------------------ ------------
                                                         1996           1995           1994
                                                    ------------------------------ ------------
                                                                  (In thousands)

   Computed "expected" tax expense                         $3,318          $8,614       $9,537
   Increase (reduction) in income
    taxes resulting from:
     Equity in income from foreign
      unconsolidated affiliate not
      subject to US tax                                    (1,413)              -            -
     State and local income taxes,
      net of federal tax benefit                            1,523           2,174        1,715
     Other, net                                                50             647          297
                                                    ------------------------------ ------------
   Income tax expense                                      $3,478         $11,435      $11,549
                                                    ============================== ============


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:


                                                                         1996           1995
                                                                      ------------ ------------
                                                                           (In thousands)
   Deferred tax assets:
    Alternative minimum tax credit
     carryforwards                                                         $5,496         $572
    Preopening costs                                                        2,234        2,236
    Accrued vacations                                                       1,992        1,786
    Executive deferred compensation                                         1,370          657
    Casino Reinvestment Development
     Authority obligation                                                   1,085        1,332
    Long-term incentive plan                                                1,064        1,005
    Accrued medical claims                                                  1,022          803
    Allowance for doubtful accounts                                           984        1,091
    Accrued bonuses                                                           382        2,191
    Other                                                                   2,510        2,852
                                                                      ------------ ------------
    Total gross deferred tax assets                                        18,139       14,525
    Less valuation allowance                                                    -          916
                                                                      ------------ ------------
     Net deferred tax assets                                               18,139       13,609
                                                                      ------------ ------------

   Deferred tax liabilities:
    Depreciation and amortization                                          20,639       18,894
    Capitalized interest                                                   11,056        7,034
    Cumulative foreign currency
     translation adjustment                                                 2,570          153
    Other                                                                     960          103
                                                                      ------------ ------------
    Total gross deferred tax liabilities                                   35,225       26,184
                                                                      ------------ ------------
   Net deferred tax liability                                             $17,086      $12,575
                                                                      ============ ============


     At  December 31, 1996, the Company had available  $5,496,000
of   alternative  minimum  tax  credit  carryforwards  which  are available to reduce future federal regular income taxes, if any, over an indefinite period.

9.   EMPLOYEE BENEFIT PLANS

     The Company maintains a retirement and savings plan for eligible employees who are not covered by a collective bargaining agreement or by another plan to which the Company contributes. Under the terms of the plan, eligible employees may defer up to 3% of their compensation, as defined, of which 100% of the deferral is matched by the Company. Eligible employees may contribute an additional 12% of their compensation which will not be matched by the Company. Contributions by the Company vest over a five-year period. The Company contributed an aggregate of $1,947,000, $1,932,000 and $1,826,000 to this plan for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company's union employees are covered by union-sponsored, collectively-bargained, multi-employer pension plans. The Company contributed and charged to expense $1,315,000, $1,326,000 and $1,298,000 during the years ended December 31, 1996, 1995 and 1994, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

     In August 1994, the Company implemented a Supplemental Executive Retirement Plan (SERP) for a select group of management personnel to ensure that the Company's overall executive compensation program will attract, retain and motivate qualified senior management personnel. The participants receive benefits based on years of service and final compensation. This defined benefit plan is noncontributory and unfunded. The pension costs are determined actuarially and are based on the assumption that all eligible personnel will participate in the SERP.

     The net pension cost for the years ended December 31, 1996, 1995 and 1994 consists of the following:


                                                           December 31,
                                                  ------------------------------
                                                     1996      1995       1994
                                                  ---------  --------   --------
                                                          (In thousands)
Service costs of benefits earned                   $  391    $  368       $376
Interest cost on projected benefit obligation         422       387        335
Amortization of unrecognized prior service costs      284       284        284
                                                  ---------  --------   --------
                                                   $1,097    $1,039       $995
                                                  =========  ========   ========


     The status of the defined benefit plan at December 31, 1996 and 1995 is as follows:


                                                                             December 31,
                                                                      ------------ ------------
                                                                         1996           1995
                                                                      ------------ ------------
                                                                            (In thousands)
   Fair value of plan assets                                              $     -      $     -
                                                                      ------------ ------------

   Actuarial present value of benefit obligation:
    Vested benefit obligation                                               2,489        2,558
    Non-vested benefit obligation                                           1,210        2,470
                                                                      ------------ ------------
    Accumulated benefit obligation                                          3,699        5,028
    Effect of projected future salary increases                             1,955          711
                                                                      ------------ ------------
     Projected benefit obligation                                           5,654        5,739
                                                                      ------------ ------------

   Plan assets less than projected
    benefit obligation                                                     (5,654)      (5,739)
   Unrecognized prior service costs                                         3,408        3,692
   Unrecognized (gain)loss                                                   (531)         170
   Adjustment to recognize minimum liability                                 (922)      (3,151)
                                                                      ------------ ------------
   Accrued pension cost included in
    other liabilities                                                     ($3,699)     ($5,028)
                                                                      ------------ ------------


     Prior service costs to be recognized in income in future years of $922,000 and $3,151,000 at December 31, 1996 and 1995,
respectively, are included in deposits and other assets in the Consolidated Balance Sheet.

     The assumptions used in computing the information above were as follows:

                                             1996        1995
                                          -------     -------
Discount rate                               7.25%       7.00%
Future compensation growth rate             4.50%       4.50%

10.  STOCK PLANS

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

     Unearned compensation in connection with restricted stock issued for future services is recorded on the date of grant at the fair market value of SBO's common stock and is being amortized ratably from the date of grant over the five-year vesting period as it is earned. Compensation expense of $1,641,000, $2,166,000, and $1,964,000 was recognized for the years ended December 31, 1996, 1995, and 1994, respectively. Unearned compensation has been shown as a reduction of shareholders' equity in the accompanying Consolidated Balance Sheets.

     The Company has four fixed option plans. Under the 1989 Long Term Incentive Plan, the Company may grant options and restricted shares to its employees for up to 600,000 shares of stock. Under the Directors Plan, the Company may grant options to the directors for up to 120,000 shares of stock. Under the 1994 Long Term Incentive Plan, the Company may grant options and restricted shares to its employees for up to 2,000,000 shares of stock. Under the 1992 Employee Plan, The Company may grant options and restricted shares to its employees for up to 1,000,000 shares of stock.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of .47%, expected volatility of 45%, risk free interest rate of 6.15%, and expected life of 5 years for the options.

     A summary of the status of the Company's fixed stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years then ended is presented below:


                                                           1996            1995         1994
                                                        ---------       ---------    ---------
                                                           Shares          Shares       Shares
                                                                   (In Thousands)
                                                        ---------     -----------    ---------
Outstanding at beginning of year                            1,646           1,916          812
Granted                                                       306             240        1,228
Exercised                                                    (355)           (345)         (37)
Forfeited                                                    (153)           (165)         (87)
                                                        ---------     -----------    ---------
Outstanding at end of year                                  1,444           1,646        1,916
                                                       ==========    ============   ==========
Options exercisable at year-end                               630             670          750

Weighted average fair value of
options granted during the year                            $11.49           $6.71        $9.30



                                                           1996            1995         1994
                                                       ----------      ----------   ----------
                                                         Weighted        Weighted     Weighted
                                                            Avg.            Avg.         Avg.
                                                         exercise        exercise     exercise
                                                            price           price        price
                                                       ----------      ----------   ----------
Outstanding at beginning of year                              $17             $17          $12
Granted                                                        25              15           20
Exercised                                                      16              13           14
Forfeited                                                      20              19           14

Outstanding at end of year                                    $19             $17          $17


     The following table summarizes information about fixed stock options outstanding at December 31, 1996:


                                  Options Outstanding                  Options Exercisable
   ------------         ------------ ------------- -----------    -------------   -----------
   Range of                  Number    Weighted      Weighted         Number        Weighted
   Exercise              Outstanding    Average       Average      Exercisable      Average
   Price                 at 12/31/96   Remaining     Exercise           at          Exercise
                                      Contractual      Price         12/31/96        Price
                                          Life
   ------------         ------------ ------------- -----------    -------------   -----------
   $7 to 8                   143,000    3.1 years         $8         143,000           $8

   $15 to 19                 280,000      7.8             15         208,000           15

   $20 to 29               1,021,000      8.5             21         279,000           21
                          ----------                                -----------
   $7 to 29                1,444,000      7.8            $19         630,000          $16
                         ===========                                ===========


     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its fixed stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock options plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statements No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                            1996                1995
                                         -----------         ----------
                                     (Thousands except for per share data)
Net income as reported                     $6,003               $13,175
Pro forma                                  $5,468               $12,988
Fully diluted earnings per share:
As reported                                $ 0.37               $  0.84
Pro forma                                  $ 0.33               $  0.83


     Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered. Also, the impact discussed above may not be indicative of the impact of future years.

     In 1996, the Company adopted a Stock Appreciation Rights Plan (the "Rights Plan"), subject to shareholder approval at the annual meeting to be held in May 1997. The Rights Plan provides for the granting of stock appreciation rights ("Rights") to certain key employees of the Company. Holders of Rights will be entitled to receive from the Company cash in the amount equal to the excess, if any, of the market price of the common stock on the date of change in control of the Company (as defined in the Rights Plan) over the exercise price of the Rights.

11.  SHAREHOLDERS' EQUITY

     On May 6, 1994, in connection with the Company's investment in SHCH, the Company issued warrants to purchase 150,000 shares of Showboat, Inc. common stock with an exercise price of $15.50 per share. The warrants were exercisable on issuance. All
150,000 warrants were exercised during 1996 in a cashless exercise. The value of the warrants of $1,953,000 has been reported as part of the investment in SHCH and will be amortized over the life of the principal assets.

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

12.  SELECTED QUARTERLY DATA (UNAUDITED)

     Summarized unaudited financial data for interim periods for the years ended December 31, 1996 and 1995 are as follows:

                                               Quarter Ended (a)                       Year
                        ----------------------------------------------------------    Ended
                           3/31/96       6/30/96       9/30/96        12/31/96       12/31/96
                        ------------- ------------- ------------------------------ ------------
                                    (In thousands except per share data)
  Net revenues              $102,590      $109,225       $122,242         $99,648     $433,705
  Income from
   operations                  8,439        10,082         16,593           7,007       42,121
  Net income
   (loss)(b)                    (801)        1,136          4,901             767        6,003
  Net income (loss)
   per share                   (0.05)         0.07           0.30            0.05         0.37



                                               Quarter Ended (a)                       Year
                        ----------------------------------------------------------    Ended
                           3/31/95       6/30/95       9/30/95        12/31/95       12/31/95
                        ------------- ------------- ------------------------------ ------------
                                     (In thousands except per share data)
  Net revenues               $98,679      $111,864       $119,569         $98,480      428,592
  Income from
   operations                  7,424        14,274         18,994           5,982       46,674
  Net income (loss)
   (c) (d)                     1,783         4,959          7,826          (1,393)      13,175
  Net income per
   share                        0.12          0.32           0.50           (0.10)        0.84


     (a) Quarterly results may not be comparable due to the seasonal nature of operations.

     (b) In March 1996 the Company recognized an after tax loss of $2.0 million or $.12 per share for the write down of the Company's investment in SMG.

     (c) In March 1995, SSP sold certain of its assets and the Company sold its equity interest in SSP resulting in a net pretax gain of $2.6 million.

     (d) In the quarter ended December 31, 1995, the Company recognized a $1.4 million pretax write-down related to its investment in SMG.

13.  SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions to the allowance for doubtful accounts receivable for the years ended December 31, 1996, 1995, and 1994 follows:


                                      Balance at                                    Balance
                                       beginning                                    at end of
     Year Ended                          of year      Additions     Deductions        Year
 ---------------                       ----------     ----------     ----------     ----------
 December 31, 1996                       $2,681        $1,557         $1,821         $2,417
 ---------------
 December 31, 1995                       $2,400        $1,605         $1,324         $2,681
 ---------------
 December 31, 1994                       $2,946          $950         $1,496         $2,400
 ---------------


14.  COMMITMENTS AND CONTINGENCIES

     On March 28, 1996, the Company's 55% owned subsidiaries, SMCP and SMFC, sold the East Chicago Notes to support the development of the East Chicago Showboat. Additionally, the Company contributed $36.9 million to SMCP through intermediary partnerships, of which $8.9 million was contributed prior to 1996. The Company anticipates funding an additional $3.1 million in 1997 related to certain payments due to Waterfront Entertainment and Development, Inc. ("Waterfront"), its 45% partner. The Company will receive a 12% preferred return on its $40.0 million investment. In addition to its $40.0 million investment, subject to certain qualifications and exceptions, the Company entered into a standby equity commitment with SMCP, pursuant to which it will cause to be made up to an aggregate of $30.0 million in additional capital contributions to SMCP if, during any of the first three full four quarter periods following the commencement of operations at the East Chicago Showboat, the project's combined cash flow (as defined) is less than $35.0 million for any such full four quarter period. However, in no event will the Company be required to cause to be contributed to SMCP more than $15.0 million in respect of any one such full four quarter period. Waterfront agreed to compensate the Company $5.2 million for the standby equity commitment. The $5.2 million due the Company shall accrue interest at 12% per annum until paid from Waterfront's share of distributable cash flow from SMCP. Subject to certain qualifications and exceptions, the Company entered into a completion guarantee with SMCP to complete the East Chicago Showboat so that it becomes operational, including the payment of all costs owing prior to such completion, up to a maximum aggregate amount of $30.0 million.

     Currently, the Company believes that SMCP has sufficient resources to complete the East Chicago Showboat. However, no assurance can be given that SMCP will be able to complete the East Chicago Showboat from its available financing resources or that SMCP's annual cash flow will exceed $35.0 million. SMCP has entered into numerous agreements and financial commitments for the construction of the East Chicago Showboat that must be completed whether or not an owner's license is issued to SMCP. In the event an owner's license is not issued, the potential failure to realize the costs already expended could have an adverse impact on the financial condition of the Company. The East Chicago First Mortgage Note Indenture contains restrictions on payments to affiliates, including the Company, by SMCP. As a result of these restrictions, the distributable cash flow from SMCP is limited to good faith estimates of maximum payments for state and federal income tax liabilities of the Company and Waterfront, until certain financial ratios are met by SMCP. There can be no assurance that SMCP will meet their required financial ratios in order to distribute cash flow to the Company in excess of the federal and state tax liabilities.

     The Company through its subsidiary, Showboat Lemay, Inc. ("Showboat Lemay"), has an 80% general partner interest in
Southboat Limited Partnership ("SLP") which, subject to licensing, plans to build and operate a riverboat casino project and related facilities (the "Southboat Casino Project") on the Mississippi River near Lemay, Missouri (the "Southboat Casino Site"). SLP entered into a lease agreement with the St. Louis County Port Authority ("Port Authority") for the lease of the Southboat Casino Site for a term of 99 years, commencing upon the investigation of SLP for a Missouri gaming license and the receipt of all permits from the U.S. Army Corps of Engineers. The Company has guaranteed SLP's payment of Minimum Rent for the Guarantee Period (15 years), and SLP's timely completion and construction of and payment for all improvements and installations in connection with SLP's development of the Southboat Casino Project.

     The aggregate gross minimum lease payments for 15 years are approximately $35.0 million. In addition, the Company agreed to provide a Guarantee of Completion to the Port Authority which provides, in material part, that the Company will complete the construction of the Southboat Casino Project should SLP, after the commencement of work, abandon the project for a period of 30 days after receipt of notice from the Port Authority. The limited partnership agreement provides that the Company's initial capital contribution is $19.5 million and that Showboat Lemay, on behalf of SLP, will arrange for a $75.0 million loan to develop the Southboat Casino Project and to arrange for equipment financing for the remaining costs of the Southboat Casino Project. The Company has also agreed to provide a loan to SLP in the amount of approximately $4.5 million to assist in the development of the Southboat Casino Project. The investigation of SLP for a Missouri Gaming License has not yet commenced.

     The Company and Rockingham Venture, Inc. ("RVI"), which owns the Rockingham Park, a thoroughbred racetrack in New Hampshire, entered into agreements to develop and manage any additional gaming that may be authorized at Rockingham Park. In December 1994, the Company loaned RVI approximately $8.9 million, bearing interest at 8.3%, which loan is secured by a second mortgage on Rockingham Park. At this time, casino gaming is not permitted in the State of New Hampshire. If casino gaming is legalized, the Company will, at a minimum, contribute the promissory note as a capital contribution to a joint venture. Should enabling legislation permit more than 500 slot machines or any combination of slot machines and table games, then the Company, subject to available financing, will contribute funds not to exceed 30% of cash funds required for the project. At this time, the cost of the project has not been determined.

     On  February  4, 1997, the Company  announced  that  it  had entered into a Tribal Management Agreement, and other related agreements, with the Lummi Indian Nation for the purpose of developing a Class III casino to be located between Bellingham, Washington and Vancouver, British Columbia. The Company will be required to be licensed by the state of Washington. The agreements are subject to the necessary approvals of various state and federal authorities including the National Indian Gaming Commission. The Company's Board of Directors has approved an expenditure of up to $25.0 million to fund this project.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

15.  SUBSEQUENT EVENT

     The Company, on January 12, 1997, announced that SBO and Publishing & Broadcasting Limited ("PBL"), a public company listed on the Australian Stock Exchange, have reached an agreement in principle with respect to the acquisition by PBL of a significant portion of the Company's interests in its casino operations in Sydney, Australia. The transaction contemplates that PBL will acquire from the Company approximately 55 million ordinary shares of SHCH (approximately 10% of the issued voting shares of SHCH) at a price per share of A$1.85 subject to adjustments in certain circumstances. It also contemplates that PBL grant a put to SBO to sell to PBL an additional 54 million ordinary shares at A$1.85 per share until March 31, 1999.

     The transaction further contemplates that PBL will succeed to the management of the Sydney Harbour Casino under arrangements to be concluded for which PBL will pay A$204 million to the Company. The transaction is subject to the execution of definitive agreements, the receipt of all necessary government and regulatory consents and approvals, certain third party consents and the fulfillment of other closing conditions. The New South Wales Casino Control Authority ("CCA") has received a copy of the agreement in principal, but will require extensive additional submissions in order for the CCA to consider the consents and approvals which will be required before any final agreement becomes effective. SHCH and other relevant companies are not parties to the agreement in principle, nor did they participate in its negotiations. Their consent or agreement will be required. A subsidiary of the Company will continue to own approximately 80 million ordinary shares of SHCH (original ownership of 135 million shares less 55 million shares contemplated to be sold to PBL) and an existing option to purchase approximately 37.4 million ordinary shares of SHCH at an exercise price of A$1.15 per share. This option may be exercised between July 1, 1998 and June 30, 2000. Both the 9 1/4% Bonds and the 13% Note Indenture place significant restrictions on the Company, one of which is the use of funds from the sale of a significant portion of the assets of a subsidiary such as SHCH.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Shareholders on May 29, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Shareholders on May 29, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Shareholders on May 29, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's Annual Meeting of Shareholders on May 29, 1997.

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)(l) The following consolidated financial statements of the Company and its subsidiaries have been filed as a part of this report (See "Item 8: Financial Statements and
          Supplementary Data"):

          Independent Auditors' Report;

          Consolidated Balance Sheets as of December 31, 1996 and
             1995;

          Consolidated Statements of Income for the  Years  Ended
             December 31, 1996, 1995 and 1994;

          Consolidated Statements of Shareholders' Equity for the
             Years Ended December 31, 1996, 1995 and 1994;

          Consolidated  Statements of Cash Flows  for  the  Years
             Ended December 31, 1996, 1995 and 1994; and

          Notes to Consolidated Financial Statements

(a)(2)    All   schedules  are  omitted  because  they  are   not
          required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(a)(3)    Exhibits<F2>



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


<F2>  Copies  of  exhibits to this Form 10-K will be furnished to any requesting security holder who furnishes the Company a list identifying the exhibits to be copied by the Company at a charge of $.25 per page.



EXHIBIT
  NO.                          DESCRIPTION

         Schroder Bank & Trust Company is incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-
         7123)  for  the year ended December 31, 1994,  Part  IV,
         Item 14(a)(3), Exhibit 4.02.

  4.04   Indenture  dated  August 10, 1994, for  the  13%  Senior
         Subordinated  Notes due 2009 among Showboat, Inc., Ocean
         Showboat,  Inc., Atlantic City Showboat, Inc.,  Showboat
         Operating  Company, and Marine Midland Bank; Guaranty by
         Ocean  Showboat, Inc., Atlantic City Showboat, Inc.  and
         Showboat  Operating  Company in favor of Marine  Midland
         Bank;  and  Form of Note Certificate for the 13%  Senior
         Subordinated Notes due 2009, are incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-
         7123)  dated August 10, 1994, Item 7(c), Exhibit 4.01.

  4.05   Indenture  dated  as of March 28, 1996,  among  Showboat
         Marina   Casino  Partnership,  Showboat  Marina  Finance
         Corporation,  Donaldson,  Lufkin &  Jenrette  Securities
         Corporation,  Nomura   Securities  International,  Inc.,
         Bear,  Stearns  &  Co., Inc. and American Bank  National
         Association,  as trustee, relating to the 13 1/2  Series
         A  and  Series  B  First  Mortgage Notes  due  2003,  is
         incorporated  herein by  reference to  Showboat,  Inc.'s
         Form  10-Q  (file  no 1-7123) for the six  month  period
         ended  June 30, 1996, Part II, Item 6(a), Exhibit 4.01.

 10.01   Parent  Services  Agreement  dated  November  21,  1985,
         between  Showboat,  Inc.  and  Atlantic  City  Showboat,
         Inc.,  is  incorporated herein by reference to Showboat,
         Inc.'s  Form  8-K  (file no. 1-7123) dated November  25,
         1985,  Item  7(c),  Exhibit 10.01. Amendment  No.  1  to
         Parent   Services  Agreement  dated  February  1,  1987,
         between  Showboat,  Inc.  and  Atlantic  City  Showboat,
         Inc.,  is  incorporated herein by reference to Showboat,
         Inc.'s  Form 10-K  (file no. 1-7123) for the year  ended
         June  30, 1987,  Part IV, Item 14(a)(3), Exhibit  10.17.
         Amendment  No.  2  to  Parent Services  Agreement  dated
         December  31,  1990, between Showboat, Inc. and Atlantic
         City   Showboat,   Inc.,  is  incorporated   herein   by
         reference  to  Showboat,  Inc.'s Form 8-K (file  no.  1-
         7123)    dated   December    31,   1990,   Item    7(c),
         Exhibit  28.01.   Amendment  No. 3  to  Parent  Services
         Agreement  dated May 8, 1991, between Showboat, Inc. and
         Atlantic  City Showboat, Inc., is incorporated herein by
         reference  to  Showboat, Inc.'s Form 10-K (file  no.  1-
         7123)  for  the year ended December 31, 1991,  Part  IV,
         Item  14(a)(3),  Exhibit  10.14.   Amendment  No.  4  to
         Parent   Services  Agreement  dated  August  17,   1993,
         between  Showboat,  Inc.  and  Atlantic  City  Showboat,
         Inc.,  is  incorporated herein by reference to Showboat,
         Inc.'s  Form  10-K (file no. 1-7123) for the year  ended
         December  31,  1993,  Part  IV, Item  14(a)(3),  Exhibit
         10.11.

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



EXHIBIT
  NO.                          DESCRIPTION

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




EXHIBIT
  NO.                          DESCRIPTION

 10.13   Form  of  Indemnification  Agreement  between  Showboat,
         Inc.  and  each director and officer of Showboat,  Inc.,
         is  incorporated herein by reference to Showboat, Inc.'s
         Form   10-K  (file  no.  1-7123)   for  the  year  ended
         December  31,  1987,  Part  IV,  Item  14(a)(3), Exhibit
         10.13.

 10.14   Lease  dated January 1, 1989, between Showboat, Inc. and
         Showboat Operating Company, is incorporated herein by reference to Showboat, Inc.'s Form 8-K (file no. 1-
         7123)  dated January 1, 1989, Item 7(c), Exhibit 28.01.

 10.15   Lease  dated  January  14, 1994, between Showboat,  Inc.
         and  Exber, Inc.;  and Sublease dated November 5,  1966,
         between  Dodd  Smith and John D. Gaughan and  Leslie  C.
         Schwartz,  is  incorporated  herein   by  reference   to
         Showboat,  Inc.'s  Form 10-K (file no. 1-7123)  for  the
         year  ended  December 31, 1993, Part IV, Item  14(a)(3),
         Exhibit 10.39.

 10.16   Lease  of Retail Store No. 7 dated April 10, 1987, among
         Atlantic  City  Showboat, Inc., R. Craig Bird and  Debra
         E.  Bird;  and  Guaranty  of Lease among  Atlantic  City
         Showboat,  Inc., R. Craig  Bird and Debra E.  Bird,  are
         incorporated  herein  by reference to  Showboat,  Inc.'s
         Form   10-K   (file  no.  1-7123)  for  the  year  ended
         December  31,  1988,  Part IV,  Item  14(a)(3),  Exhibit
         10.24.

 10.17   Promissory  Note dated August 5, 1993, in the  principal
         amount  of  $20,400.69  among Showboat, Inc.,  R.  Craig
         Bird  and  Debra  E.  Bird, is  incorporated  herein  by
         reference  to  Showboat, Inc.'s Form 10-K for  the  year
         ended  December   31,  1993,  Part  IV,  Item  14(a)(3),
         Exhibit 10.15.

 10.18   Ground  Lease  dated  October  26, 1983,  between  Ocean
         Showboat,  Inc.  and  Resorts  International,  Inc.,  is
         incorporated  herein  by reference to  Showboat,  Inc.'s
         Form 8-K  (file no. 1-7123) as amended by a Form 8 filed
         with   the   Securities  and   Exchange  Commission   on
         November  28, 1983.  Assignment and Assumption of Leases
         dated  December  3, 1985,  between Ocean Showboat,  Inc.
         and  Atlantic  City  Showboat, Inc.; First Amendment  to
         Lease  Agreement dated January 15, 1985, between Resorts
         International,  Inc.  and Atlantic City Showboat,  Inc.;
         Second  Amendment to Lease Agreement dated July 5, 1985,
         between  Resorts  International, Inc. and Atlantic  City
         Showboat,  Inc., are incorporated herein by reference to
         the  Form  10-K  (file  no. 1-7123) for the  year  ended
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



EXHIBIT
  NO.                        DESCRIPTION

         International,    Inc.,    Atlantic    City     Showboat
         Inc .  and    Ocean    Showboat,   Inc.;   and   Amended
         Indemnity   Agreement  dated  December  3,  1985,  among
         Resorts   International, Inc., Atlantic  City  Showboat,
         Inc.  and  Ocean Showboat, Inc., are incorporated herein
         by  reference to Showboat, Inc.'s Form 10-K (file no. 1-
         7123)  for  the year ended June 30, 1987, Part IV,  Item
         14(a)(3),  Exhibit  10.02; Seventh  Amendment  to  Lease
         Agreement  dated  October  18,  1988,   between  Resorts
         International,  Inc.  and Atlantic City Showboat,  Inc.,
         is  incorporated herein by reference to Showboat, Inc.'s
         Form  8-K  (file  no. 1-7123) dated November  16,  1988,
         Item  7(c),  Exhibit  28.01; Eighth Amendment  to  Lease
         Agreement  between  Atlantic  City  Showboat,  Inc.  and
         Resorts   International, Inc. International, Inc.  dated
         May  18,  1993, is  incorporated herein by reference  to
         Showboat,  Inc.'s   Form  8-K (file  no.  1-7123)  dated
         May 18, 1993, Item 7(c), Exhibit 28.06.

 10.19   Closing  Escrow  Agreement  dated  September  21,  1988,
         among  Housing  Authority and Urban Redevelopment Agency
         of  the  City  of  Atlantic City, Resorts International,
         Inc.,  Atlantic  City  Showboat, Inc., Trump  Taj  Mahal
         Associates  Limited  Partnership, and Clapp & Eisenberg,
         P.C.;  Agreement  as to  Assumption of Obligations  with
         respect  to  Properties dated September 21, 1988,  among
         Atlantic   City    Showboat,  Inc.,  Trump   Taj   Mahal
         Associates  Limited  Partnership and  Trump  Taj  Mahal
         Realty  Corp.;  First   Amendment  of  Agreement  as  to
         Assumption  of  Obligations  with respect to  Properties
         dated  September 21, 1988, among Atlantic City Showboat,
         Inc.,  Trump  Taj  Mahal Associates Limited  Partnership
         and  Trump  Taj Mahal Realty Corp.; Settlement Agreement
         dated  October  18, 1988, among Atlantic City  Showboat,
         Inc.,  Trump  Taj  Mahal Associates Limited Partnership,
         Trump  Taj  Mahal  Realty Corp., Resorts  International,
         Inc.  and  the Housing Authority and Urban Redevelopment
         Agency   of   the   City  of  Atlantic  City;  Tri-Party
         Agreement   dated   October  18,  1988,  among   Resorts
         International,  Inc., Atlantic City Showboat, Inc.   and
         Trump   Taj   Mahal   Associates  Limited   Partnership;
         Declaration  of  Easement  and Right  of  Way  Agreement
         dated  October  18, 1988, between the Housing  Authority
         and  Urban  Redevelopment Agency of the City of Atlantic
         City, and  Atlantic City Showboat, Inc.; and Certificate
         of  Trump  Taj Mahal Associates Limited Partnership  and
         Resorts  International, Inc. dated  November  16,  1988,
         are  incorporated   herein  by  reference  to  Showboat,
         Inc.'s  Form  8-K  (file no. 1-7123) dated November  16,
         1988,   Item   7(c),   Exhibit  28.01.  Revised   Second
         Amendment  to  Agreement as to Assumption of Obligations
         with  respect  to Properties dated May 24,  1989,  among
         Atlantic   City    Showboat,  Inc.,  Trump   Taj   Mahal
         Associates  Limited  Partnership  and  Trump  Taj  Mahal
         Realty  Corp., is  incorporated herein by  reference  to
         Showboat,  Inc.'s  Form 10-K (file no. 1-7123)  for  the
         year  ended  December 31, 1989, Part IV, Item  14(a)(3),
         Exhibit 10.17.

 10.20   Letter  agreement  dated  September  23,  1992,  between
         Trump  Taj  Mahal Associates and Atlantic City Showboat,
         Inc.; and letter agreement dated October 26, 1992 to Trump Taj Mahal Associates from Atlantic City Showboat,
         Inc., are incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended
         December  31,  1992,  Part  IV,  Item  14(a)(3), Exhibit
         10.24.



EXHIBIT
  NO.                            DESCRIPTION

 10.21   Lease     dated     December     22,    1994,    between
         Housing     Authority     and     Urban    Redevelopment
         Agency  of  the City of Atlantic City and Atlantic  City
         Showboat,  Inc.; Tri-Party Agreement dated May 26, 1994,
         among  Housing  Authority and Urban Redevelopment Agency
         of  the  City  of  Atlantic  City,  Forest  City  Ratner
         Companies  and  Atlantic City Showboat, Inc.; Terms  and
         Conditions  Part II  of Contract for Sale  of  Land  for
         Private  Redevelopment  between  Housing  Authority  and
         Urban  Redevelopment Agency of the City of Atlantic City
         and  Atlantic City Showboat, Inc.; and Rider to Contract
         for  Sale  of  Land  for  Private Redevelopment  between
         Housing  Authority and Urban Redevelopment Agency of the
         City  of Atlantic City and Atlantic City Showboat, Inc.,
         are   incorporated  herein  by  reference  to  Showboat,
         Inc.'s  Form  10-K (file no. 1-7123) for the year  ended
         December  31,  1994,  Part  IV, Item  14(a)(3),  Exhibit
         10.46.

 10.22   Agreement   Amending    and  Restating   the   Tri-Party
         Agreement  Dated  as of May 26, 1994, among the  Housing
         Authority  and Urban Redevelopment Agency of the City of
         Atlantic   City,  Forest  City   Ratner  Companies   and
         Atlantic  City Showboat, Inc. regarding Development of a
         Portion  of  the   Uptown  Urban  Renewal  Tract   dated
         December  14,  1995; Release and Subordination Agreement
         dated  December  14, 1995, between IBJ Schroder  Bank  &
         Trust  Company  and Atlantic City Showboat, Inc.;  First
         Amendment   to   Leasehold   in  Pari  Passu   Mortgage,
         Assignment   of   Rents   and  Security  Agreement   and
         Collateral    Assignment  of  Easement   Rights-Mortgage
         Spreader  Agreement  dated December  15,  1995,  between
         Atlantic  City  Showboat, Inc. and NatWest  Bank,  N.A.;
         Third  Amendment  to Leasehold Mortgage,  Assignment  of
         Rents  and Security Agreement Dated as of May 19, 1993 -
         Mortgage  Spreader  Agreement dated December  14,  1995,
         between  Atlantic  City Showboat, Inc. and IBJ  Schroder
         Bank  &  Trust  Company;  Fourth Amendment to  Leasehold
         Mortgage,  Assignment  of Rents and  Security  Agreement
         Dated  as of May 18, 1993 - Release of Part of Mortgaged
         Property  and Subordination Agreement dated December 14,
         1995,  between  IBJ  Schroder Bank & Trust  Company  and
         Atlantic  City  Showboat, Inc., are incorporated  herein
         by  reference to Showboat, Inc.'s Form 10-K (file no. 1-
         7123)  for  the year ended December 31, 1995,  Part  IV,
         Item 14(a)(3), Exhibit 10.24.

 10.23   Securities   Purchase  Contract dated  March  29,  1988,
         between  the  Casino Reinvestment Development  Authority
         and  Atlantic  City   Showboat,  Inc.,  is  incorporated
         herein  by reference to Showboat, Inc.'s Form 10-K (file
         no.  1-7123)  for the year ended December 31, 1988, Part
         IV, Item 14(a)(3), Exhibit 10.23.

 10.24   Deed   of  Trust,  Assignment  of  Rents,  and  Security
         Agreement  dated  May  18, 1993, by  Showboat,  Inc.  to
         Nevada   Title   Company   in   favor  of  IBJ  Schroder
         Bank & Trust Company; Showboat, Inc. Security and Pledge
         Agreement dated May 18, 1993, between Showboat, Inc. and
         the  IBJ   Schroder  Bank  &  Trust  Company;  Trademark
         Security Agreement dated May 18, 1993, by Showboat, Inc.
         in   favor  of  IBJ  Schroder   Bank  &  Trust  Company;
         Unsecured   Indemnity  Agreement  dated  May  18,  1993,
         by   Showboat,   Inc.   in   favor   of   IBJ   Schroder
         Bank   &   Trust   Company;   and   Showboat   Operating
         Company   Security   Agreement   dated  May   18,  1993,
         between    Showboat    Operating    Company    and   IBJ



EXHIBIT
  NO.                          DESCRIPTION

         Schroder  Bank & Trust  Company,  are   incorporated  by
         reference  to  Showboat,  Inc.'s  Form  8-K   (file  no.
         1-7123)  dated May 18,  1993,  Item  5, Exhibit  28. 02.
         Leasehold Mortgage, Assignment of Rents,  and   Security
         Agreement  dated   May  18,  1993,  by   Atlantic   City
         Showboat, Inc. in favor of IBJ  Schroder  Bank  &  Trust
         Company; Assignment of Leases and  Rents dated  May  18,
         1993,  between Atlantic  City  Showboat,  Inc.  and  IBJ
         Schroder Bank & Trust Company; and  Ocean Showboat, Inc.
         Security  and  Pledge  Agreement  dated  May  18,  1993,
         between Ocean  Showboat,  Inc.  and  IBJ  Schroder  Bank
         &  Trust  Company, are  incorporated  by   reference  to
         Showboat,  Inc.'s Form 8-K (file  no. 1-7123) dated  May
         18, 1993, Item 7(c),  Exhibit  28.03. Intercompany  Note
         dated May 18, 1993, in the  principal  amount  of $215.0
         million;  Assignment  of  Lease and  Rents dated May 18,
         1993, between Atlantic City Showboat, Inc. and Showboat,
         Inc.;  and  Issuer   Collateral Assignment dated May 18,
         1993,  by  Atlantic   City  Showboat,  Inc. in  favor of
         IBJ Schroder Bank  &  Trust  Company,  are  incorporated
         by reference  to  Showboat, Inc.'s  Form  8-K  (file no.
         1-7123) dated May 18,  1993, Item 7(c),  Exhibit  28.04.
         Showboat  Development   Company   Security   and  Pledge
         Agreement   dated   July  18,  1994,   between  Showboat
         Development  Company  and  IBJ  Schroder  Bank  &  Trust
         Company;  and  Showboat  Louisiana,  Inc.  Security  and
         Pledge  Agreement dated  July 18, 1994, between Showboat
         Louisiana, Inc. and IBJ Schroder  Bank & Trust  Company,
         are incorporated herein by reference to Showboat, Inc.'s
         Form 10-K (file no. 1-7123) for the year ended  December
         31, 1994, Part IV, Item  14(a)(3), Exhibit 4.02.

 10.25   First  Amendment  to the Leasehold Mortgage,  Assignment
         of  Rents  and Security  Agreement dated July  9,  1993,
         between  Atlantic  City  Showboat,  Inc.  and  Showboat,
         Inc.,  is  incorporated by reference to Showboat, Inc.'s
         Form   8-K   (file  no.  1-7123)  dated  July  7,  1993,
         Item  7(c),  Exhibit  28.01.  First   Amendment  to  the
         Leasehold  Mortgage,  Assignment of Rents  and  Security
         Agreement  dated  July  9, 1993, between  Atlantic  City
         Showboat,  Inc.  and IBJ Schroder Bank & Trust  Company,
         is incorporated by reference to Showboat, Inc.'s Form 8-
         K  (file  no.  1-7123)  dated July 7, 1993,  Item  7(c),
         Exhibit  28.02.   Assignment  of Rights under  Agreement
         dated July 9, 1993, by  Atlantic City Showboat, Inc.  in
         favor   of  IBJ  Schroder  Bank  &  Trust  Company,   is
         incorporated  by reference to Showboat, Inc.'s Form  8-K
         (file  no. 1-7123)  dated  July   7,  1993,  Item  7(c),
         Exhibit  28.03.   Form  of Deed for  Sale  of  Land  for
         Private  Redevelopment  for Tract 1  and  Tract  2  each
         dated  July  7, 1993,  is incorporated by  reference  to
         Showboat,  Inc.'s  Form  8-K  (file  no.  1-7123)  dated
         July  7,  1993,  Item  7(c),  Exhibit  28.04.   Use  and
         Occupancy   Agreement   dated  July  7,  1993,   between
         Atlantic  City Housing Authority and Urban Redevelopment
         Agency   and    Atlantic   City   Showboat,   Inc.,   is
         incorporated  by reference to Showboat, Inc.'s Form  8-K
         (file  no.  1-7123)  dated  July  7,  1993,  Item  7(c),
         Exhibit 28.05.

 10.26   Agreement  for   Sale  of  Partnership  interests  dated
         March  31,  1995,  among  Lake  Pontchartrain  Showboat,
         Inc.,  Showboat  Louisiana, Inc., Showboat, Inc., Player
         Riverboat,  LLC, Players Riverboat Management, Inc.  and
         Players  International, Inc., is incorporated herein  by
         reference  to  Showboat,  Inc.'s Form 8-K (file  no.  1-
         7123)  dated  March  31, 1995, Item 7(c), Exhibit 28.01.




EXHIBIT
  NO.                          DESCRIPTION

 10.27   Casino  Operations  Agreement (excluding exhibits) dated
         April  22,  1994, among Leighton Properties Pty Limited,
         New  South  Wales  Casino  Control  Authority,  Showboat
         Australia   Pty  Limited,  Showboat  Operating  Company,
         Sydney  Casino  Management  Pty  Limited, Sydney Harbour
         Casino  Holdings  Limited,  Sydney  Harbour  Casino  Pty
         Limited   and   Sydney  Harbour  Casino  Properties  Pty
         Limited;  First  Amending  Deed  dated  October 6, 1994;
         Second  Amending  Deed  (undated);  Third  Amending Deed
         dated  December  13,  1994;  Casino  Complex  Management
         Agreement  dated  April  21,  1994, among Sydney Harbour
         Casino  Properties  Pty  Limited, Showboat Australia Pty
         Limited  and  Sydney  Casino Management Pty Limited; and
         Development  Agreement  dated  April  21,  1994, between
         Leighton  Properties  Pty  Limited  and  Sydney  Harbour
         Casino  Properties  Pty Limited, are incorporated herein
         by   reference   to  Showboat,  Inc.'s  10-K  (file  no.
         1-7123)  for  the year ended December 31, 1995, Part IV,
         Item  14(a)(3),  Exhibit 10.32.  Amending Deed to Casino
         Complex    Management    Agreement     among    Showboat
         Australia   Pty   Limited,  National   Mutual   Trustees
         Limited,  Sydney  Casino  Management Pty Limited, Sydney
         Harbour   Casino   Properties  Pty  Limited  and  Sydney
         Harbour Casino Pty Limited - undated.

10.28    Agreement  dated  September  13,  1993,  among Showboat,
         Inc.,   Showboat   Indiana,   Inc.,  Showboat  Operating
         Company,  Showboat Development Company, Showboat Indiana
         Investment    Limited    Partnership    and   Waterfront
         Entertainment and Development, Inc.; and Showboat Marina
         Partnership  Agreement  dated  January 31, 1994, between
         Waterfront   Entertainment  and  Development,  Inc.  and
         Showboat    Investment    Limited    Partnership,    are
         incorporated  herein  by  reference  to Showboat, Inc.'s
         Form   10-K   (file   no. 1-7123)  for  the  year  ended
         December  31,  1993,  Part  IV,  Item  14(a)(3), Exhibit
         10.38.  Amended and Restated Showboat Marina Partnership
         Agreement   dated  March  1,  1996,  between  Waterfront
         Entertainment   and   Development,  Inc.   and  Showboat
         Indiana  Investment  Limited  Partnership;  Agreement of
         Partnership  of  Showboat  Marina Investment Partnership
         dated   March   1,   1996,   between   Showboat  Indiana
         Investement    Limited    Partnership    and  Waterfront
         Entertainment   and   Development,  Inc.;  Agreement  of
         Partnership   of   Showboat  Marina  Casino  Partnership
         dated    March   1,   1996,   between   Showboat  Marina
         Partnership     and     Showboat    Marina    Investment
         Partnership;   Letter   agreement   regarding   economic
         development  dated  April  8,  1994,  by Showboat Marina
         Partnership  in  favor  of  the  City  of  East Chicago;
         Letter    agreement   regarding   economic   development
         dated  April  18,  1995,  by Showboat Marina Partnership
         in   favor   of   the   City   of   East   Chicago;  and
         Redevelopment  Project  Lease  dated  October  19, 1995,
         between  Showboat  Marina  Partnership  and  the City of
         East  Chicago,  are  incorporated  herein  by  reference
         to   Showboat,   Inc.'s  Form  10-K  (file  no.  1-7123)
         for  the  year  ended  December  31, 1995, Part IV, Item
         14(a)(3),  Exhibit  10.33.   Second Amended and Restated
         Showboat  Marina  Partnership  Agreement  dated June 30,
         1996,  between Waterfront Entertainment and Development,
         Inc.    and    Showboat    Indiana   Investment  Limited
         Partnership;  and Promissory Note dated January 1, 1997,
         in  principal  amount of $41,887,158 by Showboat Indiana
         Investment  Limited  Partnership  in  favor of Showboat,
         Inc.



EXHIBIT
  NO.                       DESCRIPTION

 10.29   Agreement  of  Limited  Partnership  of Soutboat Limited
         Partnership  effective  May  1,  1995,  between Showboat
         Lemay,  Inc. and Futuresouth, Inc.; Management Agreement
         dated  May  2,  1995,  between  Southboat Partnership (a
         predecessor   of   Southboat  Limited  Partnership)  and
         Showboat  Operating  Company; Trademark Licese Agreement
         dated  May  2,  1995,  between Southboat Partnership and
         Showboat,  Inc.;  Lease  and Development Agreement dated
         October  13,  1995, between the St. Louis Port Authority
         and  Southboat  Limited  Partnership;  Escrow  Agreement
         dated  October  13,  1995,  between  the  St. Louis Port
         Authority, Southboat Limited Partnership, Showboat, Inc.
         and  Boatmen's  Trust Company; Guarantee of Minimum Rent
         dated  October  13,  1995,  by Showboat, Inc.; Guarantee
         of Completion dated October 13, 1995, by Showboat, Inc.,
         are incorporated herein by reference to Showboat, Inc.'s
         Form  8-K  (file no. 1-7123) dated October 1, 1995, Item
         7(c),  Exhibits  10.01  through 10.06, inclusive.  First
         Amendment  to  Lease  and  Development  Agreement by and
         between  St.  Louis  County Port Authority and Southboat
         Limited   Partnership    dated    May    1996;    Second
         Amendment  to  lease  and  Development  Agreement by and
         between  St.  Louis  County Port Authority and Southboat
         Limited Partnership dated December 12, 1996.

 10.30   Non-Negotiable  Mortgage  Promissory Note dated December
         28,  1994,  in  the  principal  amount of $8,850,000, by
         Rockingham  Venture,  Inc.  in  favor of Showboat, Inc.;
         Mortgage and Security Agreement dated December 28, 1994,
         between  Rockingham Venture, Inc. and Showboat, Inc., is
         incorporated  herein  by  reference  to Showboat, Inc.'s
         Form  10-K (file no. 1-7123) for the year ended December
         31,   1994,   Part   IV,  Item  14(a)(3), Exhibit 10.42.
         Limited   Liability   Company   Agreement   of  Showboat
         Rockingham  Company,  L.L.C.  dated July 27, 1995, among
         Rockingham  Venture,  Inc., Showboat New Hampshire, Inc.
         and  Showboat  Rockingham  Company,  L.L.C.;  Management
         Agreement   dated   July   27,   1995,   amon g Showboat
         Rockingham  Company  L.L.C.,  Showboat Operating Company
         and  Rockingham  Venture,  Inc.; Administrative Services
         Agreement  dated  July  27,  between  Showboat Operating
         Company  and  Showboat  Rockingham  Company, L.L.C.; and
         Trademark License Agreement dated July 27, 1995, between
         Showboat,  Inc. and Showboat Rockingham Company, L.L.C.,
         are incorporated herein by reference to Showboat, Inc.'s
         Form  10-K (file no. 1-7123) for the year ended December
         31, 1995, Part IV, Item 14(a)(3), Exhibit 10.35.

 10.31 Promissory Note dated March 19, 1996, in the principal amount of $15,000,000 by Atlantic City Showboat, Inc. in favor of Showboat, Inc.

 10.32   Loan  and  Guaranty Agreement dated July 14, 1995, among
         NatWest  Bank,  N.A.,  Showboat,  Inc. and Atlantic City
         Showboat,   Inc.,  Ocean  Showboat,  Inc.  and  Showboat
         Operating  Company;  Revolving Note dated July 14, 1995,
         in  the  principal  amount of $25.0 million by Showboat,
         Inc.  in  favor  of  NatWest  Bank, N.A.; Deed of Trust,
         Assignment   of    Rents    and    Security    Agreement
         dated   July  14,  1995,  by   Showboat,  Inc. in  favor
         of Nevada Title Company for the benefit of NatWest Bank,
         N.A.;    Leasehold    in     Pari    Passu     Mortgage,
         Assignment of Rents and  Security  Agreement  dated July
         14,       1995,        between       NatWest        Bank



EXHIBIT
  NO.                DESCRIPTION

         and      Atlantic       City        Showboat,       Inc.;
         Assignment  of  Leases  and  Rents  dated  July 14, 1995,
         between NatWest Bank and Atlantic  City  Showboat,  Inc.;
         Intercreditor  Agreement  for  Pari   Passu  Indebtedness
         Relating to Atlantic City Showboat dated July 14,  1995,
         among Showboat, Inc., Atlantic  City Showboat, Inc., IBJ
         Schroder Bank & Trust Company and  NatWest  Bank,  N.A.;
         and Intercreditor Agreement for Pari  Passu Indebtedness
         Relating to Las Vegas  Showboat  dated  July  14,  1995,
         among  Showboat,  Inc.,  IBJ   Schroder   Bank  &  Trust
         Company and NatWest Bank,  N.A., are incorporated herein
         by reference to Showboat,  Inc.'s  Form  10-K  (file no.
         1-7123) for the year ended  December  31, 1995, Part IV,
         Item 14(a)(3), Exhibit 10.38.

 10.33 Promissory Note dated January 1, 1996, in the principal amount of $34,011,720 by Showboat Fifteen, Inc. in favor of Showboat, Inc.

 10.34   Completion Guaranty dated March 28, 1996, by and between
         Showboat, Inc. and American Bank National Association, as trustee, is incorporated herein by reference to Showboat, Inc.'s Form 10-Q (file no. 1-7123) for the three month period ended March 31, 1996, Part II,
         Item 6(a), Exhibit 10.01.

 10.35   Standby  Equity  Commitment dated March 28, 1996, by and
         among   Showboat  Marina  Casino  Partnership,  Showboat
         Marina   Finance  Corporation  and  Showboat,  Inc.,  is
         incorporated  herein  by  reference  to Showboat, Inc.'s
         Form  10-Q  (file no. 1-7123) for the three month period
         ended March 3, 1996, Part II, Item 6(a), Exhibit 10.02.

 10.36   Escrow  and Disbursement Agreement dated March 28, 1996,
         by   and   among  Showboat  Marina  Casino  Partnership,
         Showboat  Marina  Finance Corporation and Showboat, Inc.
         (as  escrow  agent  and disbursement agent) and American
         Bank  National  Association, as trustee, is incorporated
         herein  by reference to Showboat, Inc.'s Form 10-Q (file
         no.  1-7123)  for  the  six  month period ended June 30,
         1996, Part II, Item 6(a), Exhibit 10.01.

 10.37 Showboat, Inc. 1996 Stock Appreciation Rights Plan, effective date September 3, 1996, is incorporated herein by reference to Showboat, Inc.'s Form 10-Q (file no. 1-
         7123) for the nine month period ended September 30, 1996, Part II, Item 6(a), Exhibit 10.01.

 10.38 Promissory Note dated January 1, 1997, in the principal amount of $8,197,293 by Showboat Operating Company in favor of Showboat, Inc.; Promissory Note dated January
         1, 1997, in the principal amount of $12,344,192 by Showboat Operating Company in favor of Showboat, Inc.;
         and Promissory Note dated January 1, 1997, in the principal amount of $9,641,821 by Showboat Operating
         Company in favor of Showboat, Inc.



 10.39 Promissory Note dated January 1, 1997, in the principal amount of $53,109,002 by Showboat Development Company in favor of Showboat, Inc.; and Promissory Note dated
         January 1, 1997, in the principal amount of $6,292,083 by Showboat Development Company in favor of Showboat, Inc.

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


DATE:  March 27, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 27, 1997                     By:  /s/ J. K. Houssels
                                        J.K. Houssels, Chairman of
                                         the Board


March 27, 1997                     By:  /s/ J. Kell Houssels, III
                                        J. Kell Houssels, III,
                                         President, Chief Executive
                                         Officer and Director


March 27, 1997                     By:  /s/ R. Craig Bird
                                        R. Craig Bird, Executive
                                         Vice President- Finance
                                         Administration and Chief
                                         Financial Officer
                                         (principal accounting
                                         officer)


March 27, 1997                     By:  /s/ William C. Richardson
                                        William C. Richardson,
                                         Director

March 27, 1997                     By:  /s/ John D. Gaughan
                                        John D. Gaughan, Director


March 27, 1997                     By:  /s/ Jeanne S. Stewart
                                        Jeanne S. Stewart, Director


March 27, 1997                     By:  /s/ Frank A. Modica
                                        Frank A. Modica, Director


March 27, 1997                     By:  /s/ H. Gregory Nasky
                                        H. Gregory Nasky, Executive
                                         Vice President, Secretary
                                         and Director


March 27, 1997                     By:  /s/ George A. Zettler
                                        George A. Zettler, Director


March 27, 1997                     By:  /s/ Carolyn M. Sparks
                                        Carolyn M. Sparks, Director



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

  4.03   Indenture  dated  May  18,  1993, for the 9 1/4%
         First  Mortgage  Bonds  due 2008 among Showboat,
         Inc.,  Ocean   Showboat,  Inc.,  Atlantic   City
         Showboat, Inc., Showboat Operating Company,  and
         IBJ  Schroder  Bank & Trust Company; Guaranty by
         Ocean  Showboat,  Inc.,  Atlantic City Showboat,
         Inc. and Showboat  Operating  Company  in  favor
         ofIBJ Schroder Bank & Trust Company; and Form of
         Bond  Certificate  for the 9 1/4% First Mortgage
         Bonds  due  2008,   are   incorporated herein by
         reference to Showboat, Inc.'s Form 8-K (file no.
         1-7123) dated  May  18, 1993, Item 7(c), Exhibit
         28.01.  First Supplemental Indenture dated  July
         18,  1994,  for  the 9 1/4% First Mortgage Bonds
         due 2008 among Showboat, Inc.,  Ocean  Showboat,
         Inc.,  Atlantic  City  Showboat,  Inc., Showboat
         Operating  Company and IBJ Schroder Bank & Trust
         Company  is  incorporated herein by reference to
         Showboat, Inc.'s Form 10-K (file no. 1-7123) for
         the  year ended December 31, 1994, Part IV, Item
         14(a)(3), Exhibit 4.02.

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




EXHIBIT                                                     PAGE
  NO.                      DESCRIPTION                       NO.

         Company in favor of Marine Midland Bank; and Form of Note Certificate for the 13% Senior
         Subordinated Notes due 2009, are incorporated herein by reference to Showboat, Inc.'s Form 8-K
         (file  no.  1-7123) dated August 10, 1994,  Item
         7(c), Exhibit 4.01.

 4.05    Indenture  dated  as of March  28,  1996,  among
         Showboat  Marina  Casino  Partnership,  Showboat
         Marina Finance Corporation, Donaldson, Lufkin  &
         Jenrette    Securities    Corporation,    Nomura
         Securities International, Inc., Bear, Stearns  &
         Co.,    Inc.   and   American   Bank    National
         Association, as trustee, relating to the 13  1/2
         Series  A and Series B First Mortgage Notes  due
         2003,  is  incorporated herein by  reference  to
         Showboat, Inc.'s Form 10-Q (file no 1-7123)  for
         the  six month period ended June 30, 1996,  Part
         II, Item 6(a), Exhibit 4.01.

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




EXHIBIT                                                     PAGE
  NO.                      DESCRIPTION                       NO.

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




EXHIBIT                                                     PAGE
  NO.                      DESCRIPTION                       NO.

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

 10.14   Lease  dated January 1, 1989, between  Showboat,
         Inc.   and   Showboat  Operating   Company,   is
         incorporated  herein by reference  to  Showboat,
         Inc.'s   Form   8-K  (file  no.  1-7123)   dated
         January 1, 1989, Item 7(c), Exhibit 28.01.

 10.15   Lease  dated January 14, 1994, between Showboat,
         Inc.   and  Exber,  Inc.;  and  Sublease   dated
         November 5, 1966, between Dodd Smith and John D.
         Gaughan  and Leslie C. Schwartz, is incorporated
         herein by reference to Showboat, Inc.'s Form 10-
         K   (file   no.  1-7123)  for  the  year   ended
         December  31,  1993,  Part  IV,  Item  14(a)(3),
         Exhibit 10.39.

 10.16   Lease  of  Retail  Store No. 7 dated  April  10,
         1987,  among  Atlantic City Showboat,  Inc.,  R.
         Craig  Bird  and Debra E. Bird; and Guaranty  of
         Lease  among  Atlantic City Showboat,  Inc.,  R.
         Craig  Bird  and Debra E. Bird, are incorporated
         herein by reference to Showboat, Inc.'s Form 10-
         K   (file   no.  1-7123)  for  the  year   ended
         December  31,  1988,  Part  IV,  Item  14(a)(3),
         Exhibit 10.24.

 10.17 Promissory Note dated August 5, 1993, in the principal amount of $20,400.69 among Showboat, Inc., R. Craig Bird and Debra E. Bird, is incorporated herein by reference to Showboat, Inc.'s Form 10-K for the year ended December 31,
         1993, Part IV, Item 14(a)(3), Exhibit 10.15.

 10.18   Ground  Lease  dated October 26,  1983,  between
         Ocean  Showboat, Inc. and Resorts International,
         Inc.,  is  incorporated herein by  reference  to
         Showboat,  Inc.'s Form 8-K (file no. 1-7123)  as
         amended  by  a Form 8 filed with the  Securities
         and  Exchange Commission on November  28,  1983.
         Assignment   and  Assumption  of  Leases   dated
         December  3, 1985, between Ocean Showboat,  Inc.
         and   Atlantic   City  Showboat,   Inc.;   First
         Amendment  to   Lease  Agreement  dated  January
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
         Inc. and  Atlantic  City   Showboat,  Inc.,  are
         incorporated  herein  by  reference  to the Form
         10-K    (file   no.   1-7123)   for   the   year




EXHIBIT                                                     PAGE
  NO.                      DESCRIPTION                       NO.

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

 10.19   Closing  Escrow  Agreement dated  September  21,
         1988,   among   Housing  Authority   and   Urban
         Redevelopment  Agency of the  City  of  Atlantic
         City, Resorts International, Inc., Atlantic City
         Showboat,   Inc.,  Trump  Taj  Mahal  Associates
         Limited  Partnership,  and  Clapp  &  Eisenberg,
         P.C.;  Agreement as to Assumption of Obligations
         with  respect to Properties dated September  21,
         1988,  among Atlantic City Showboat, Inc., Trump
         Taj  Mahal  Associates Limited  Partnership  and
         Trump Taj Mahal Realty Corp.; First Amendment of
         Agreement  as to Assumption of Obligations  with
         respect to Properties dated September 21,  1988,
         among    Atlantic   City   Showboat,  and  Trump
         Taj  Mahal  Realty  Corp.; Settlement  Agreement
         dated  October  18,  1988, among  Atlantic  City
         Showboat,   Inc.,  Trump  Taj  Mahal  Associates
         Limited  Partnership,  Trump  Taj  Mahal  Realty
         Corp.,  Resorts  International,  Inc.  and   the
         Housing Authority and Urban Redevelopment Agency
         of   the   City  of  Atlantic  City;   Tri-Party
         Agreement dated October 18, 1988, among  Resorts
         International,  Inc.,  Atlantic  City  Showboat,
         Inc.    and   Trump    Taj    Mahal   Associates
         Limited  Partnership;  Declaration  of  Easement
         and  Right  of  Way  Agreement dated October 18,
         1988,  between  the Housing Authority and  Urban
         Redevelopment  Agency  of  the  City of Atlantic




EXHIBIT                                                     PAGE
  NO.                      DESCRIPTION                       NO.

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

 10.20   Letter  agreement  dated  September  23,   1992,
         between  Trump Taj Mahal Associates and Atlantic
         City  Showboat, Inc.; and letter agreement dated
         October  26, 1992 to Trump Taj Mahal  Associates
         from   Atlantic   City   Showboat,   Inc.,   are
         incorporated  herein by reference  to  Showboat,
         Inc.'s Form 10-K (file no. 1-7123) for the  year
         ended December 31, 1992, Part IV, Item 14(a)(3),
         Exhibit 10.24.

 10.21   Lease  dated December 22, 1994, between  Housing
         Authority and Urban Redevelopment Agency of  the
         City   of   Atlantic  City  and  Atlantic   City
         Showboat,   Inc.;   Tri-Party  Agreement   dated
         May  26, 1994, among Housing Authority and Urban
         Redevelopment  Agency of the  City  of  Atlantic
         City,  Forest City Ratner Companies and Atlantic
         City  Showboat, Inc.; Terms and Conditions  Part
         II  of  Contract  for Sale of Land  for  Private
         Redevelopment  between  Housing  Authority   and
         Urban  Redevelopment  Agency  of  the  City   of
         Atlantic City and Atlantic City Showboat,  Inc.;
         and  Rider  to  Contract for Sale  of  Land  for
         Private  Redevelopment between Housing Authority
         and  Urban Redevelopment Agency of the  City  of
         Atlantic City and Atlantic City Showboat,  Inc.,
         are   incorporated  herein   by   reference   to
         Showboat, Inc.'s Form 10-K (file no. 1-7123) for
         the  year ended December 31, 1994, Part IV, Item
         14(a)(3), Exhibit 10.46.

 10.22   Agreement   Amending  and  Restating  the   Tri-
         Party  Agreement   Dated  as  of  May  26, 1994,
         among    the   Housing   Authority   and   Urban
         Redevelopment  Agency  of  the  City of Atlantic
         City,   Forest   City   Ratner   Companies   and
         Atlantic    City    Showboat,    Inc.  regarding
         Development  of  a  Portion  of the Uptown Urban
         Renewal Tract dated December  14,  1995; Release
         and  Subordination  Agreement dated December 14,
         1995,   between  IBJ  Schroder   Bank   &  Trust
         Company and Atlantic City Showboat,  Inc.; First
         Amendment to Leasehold in  Pari  Passu Mortgage,
         Assignment  of  Rents  and  Security   Agreement
         and  Collateral  Assignment of Easement  Rights-
         Mortgage   Spreader   Agreement   dated December
         15,  1995,  between Atlantic City Showboat, Inc.
         and   NatWest   Bank,  N.A.;  Third Amendment to
         Leasehold   Mortgage,    Assignment   of   Rents




EXHIBIT                                                     PAGE
  NO.                      DESCRIPTION                       NO.

         and  Security Agreement Dated as of May 19, 1993
         - Mortgage Spreader Agreement dated December 14,
         1995,  between Atlantic City Showboat, Inc.  and
         IBJ   Schroder  Bank  &  Trust  Company;  Fourth
         Amendment  to Leasehold Mortgage, Assignment  of
         Rents and Security Agreement Dated as of May 18,
         1993 - Release of Part of Mortgaged Property and
         Subordination Agreement dated December 14, 1995,
         between  IBJ  Schroder Bank & Trust Company  and
         Atlantic  City Showboat, Inc., are  incorporated
         herein by reference to Showboat, Inc.'s Form 10-
         K  (file no. 1-7123) for the year ended December
         31, 1995, Part IV, Item 14(a)(3), Exhibit 10.24.

 10.23   Securities  Purchase Contract  dated  March  29,
         1988,    between    the   Casino    Reinvestment
         Development   Authority   and   Atlantic    City
         Showboat,   Inc.,  is  incorporated  herein   by
         reference  to Showboat, Inc.'s Form  10-K  (file
         no.  1-7123)  for  the year ended  December  31,
         1988, Part IV, Item 14(a)(3), Exhibit 10.23.

 10.24   Deed of Trust, Assignment of Rents, and Security
         Agreement dated May 18, 1993, by Showboat,  Inc.
         to Nevada Title Company in favor of IBJ Schroder
         Bank  &  Trust Company; Showboat, Inc.  Security
         and Pledge Agreement dated May 18, 1993, between
         Showboat, Inc. and the IBJ Schroder Bank & Trust
         Company;  Trademark  Security  Agreement   dated
         May  18, 1993, by Showboat, Inc. in favor of IBJ
         Schroder   Bank   &  Trust  Company;   Unsecured
         Indemnity  Agreement  dated  May  18,  1993,  by
         Showboat, Inc. in favor of IBJ Schroder  Bank  &
         Trust  Company;  and Showboat Operating  Company
         Security  Agreement dated May 18, 1993,  between
         Showboat Operating Company and IBJ Schroder Bank
         &  Trust  Company, are incorporated by reference
         to  Showboat, Inc.'s Form 8-K (file no.  1-7123)
         dated  May  18,  1993, Item  5,  Exhibit  28.02.
         Leasehold  Mortgage, Assignment  of  Rents,  and
         Security  Agreement  dated  May  18,  1993,   by
         Atlantic  City Showboat, Inc. in  favor  of  IBJ
         Schroder  Bank  & Trust Company;  Assignment  of
         Leases  and  Rents dated May 18,  1993,  between
         Atlantic  City Showboat, Inc. and  IBJ  Schroder
         Bank  & Trust Company; and Ocean Showboat,  Inc.
         Security  and  Pledge Agreement  dated  May  18,
         1993,  between  Ocean  Showboat,  Inc.  and  IBJ
         Schroder  Bank & Trust Company, are incorporated
         by  reference to Showboat, Inc.'s Form 8-K (file
         no.  1-7123)  dated  May 18,  1993,  Item  7(c),
         Exhibit  28.03.   Intercompany  Note  dated  May
         18,  1993,  in  the  principal  amount of $215.0
         million;   Assignment    of    Lease  and  Rents
         dated    May    18,   1993,    between  Atlantic
         City  Showboat,  Inc.   and  Showboat, Inc.; and
         Issuer Collateral Assignment dated May 18, 1993,
         by  Atlantic  City Showboat, Inc.  in  favor  of
         IBJ  Schroder   Bank   &   Trust  Company,   are
         incorporated  by  reference to Showboat,  Inc.'s
         Form 8-K (file no. 1-7123) dated  May  18, 1993,
         Item 7(c), Exhibit  28.04.  Showboat Development
         Company  Security  and  Pledge  Agreement  dated
         July  18,  1994,  between   Showboat Development
         Company   and   IBJ   Schroder   Bank   &  Trust




EXHIBIT                                                     PAGE
  NO.                      DESCRIPTION                       NO.

         Company;  and Showboat Louisiana, Inc.  Security
         and   Pledge  Agreement  dated  July  18,  1994,
         between   Showboat  Louisiana,  Inc.   and   IBJ
         Schroder  Bank & Trust Company, are incorporated
         herein by reference to Showboat, Inc.'s Form 10-
         K   (file   no.  1-7123)  for  the  year   ended
         December  31,  1994,  Part  IV,  Item  14(a)(3),
         Exhibit 4.02.

 10.25   First   Amendment  to  the  Leasehold  Mortgage,
         Assignment of Rents and Security Agreement dated
         July  9,  1993, between Atlantic City  Showboat,
         Inc.  and  Showboat,  Inc., is  incorporated  by
         reference to Showboat, Inc.'s Form 8-K (file no.
         1-7123)  dated July 7, 1993, Item 7(c),  Exhibit
         28.01.    First   Amendment  to  the   Leasehold
         Mortgage,  Assignment  of  Rents  and   Security
         Agreement  dated July 9, 1993, between  Atlantic
         City  Showboat,  Inc. and IBJ  Schroder  Bank  &
         Trust  Company, is incorporated by reference  to
         Showboat,  Inc.'s  Form 8-K  (file  no.  1-7123)
         dated  July  7, 1993, Item 7(c), Exhibit  28.02.
         Assignment  of  Rights  under  Agreement   dated
         July 9, 1993, by Atlantic City Showboat, Inc. in
         favor  of IBJ Schroder Bank & Trust Company,  is
         incorporated  by  reference to Showboat,  Inc.'s
         Form  8-K (file no. 1-7123) dated July 7,  1993,
         Item 7(c), Exhibit 28.03.  Form of Deed for Sale
         of  Land  for Private Redevelopment for Tract  1
         and  Tract  2  each  dated  July  7,  1993,   is
         incorporated  by  reference to Showboat,  Inc.'s
         Form  8-K (file no. 1-7123) dated July 7,  1993,
         Item  7(c),  Exhibit 28.04.  Use  and  Occupancy
         Agreement  dated July 7, 1993, between  Atlantic
         City  Housing  Authority and Urban Redevelopment
         Agency  and  Atlantic City  Showboat,  Inc.,  is
         incorporated  by  reference to Showboat,  Inc.'s
         Form  8-K (file no. 1-7123) dated July 7,  1993,
         Item 7(c), Exhibit 28.05.

 10.26   Agreement  for  Sale  of  Partnership  interests
         dated  March  31, 1995, among Lake Pontchartrain
         Showboat,   Inc.,   Showboat  Louisiana,   Inc.,
         Showboat,  Inc., Player Riverboat, LLC,  Players
         Riverboat    Management,   Inc.   and    Players
         International, Inc., is incorporated  herein  by
         reference to Showboat, Inc.'s Form 8-K (file no.
         1-7123) dated March 31, 1995, Item 7(c), Exhibit
         28.01.

 10.27   Casino Operations Agreement (excluding exhibits)
         dated  April 22, 1994, among Leighton Properties
         Pty  Limited,  New  South Wales  Casino  Control
         Authority,   Showboat  Australia  Pty   Limited,
         Showboat   Operating  Company,   Sydney   Casino
         Management  Pty  Limited, Sydney Harbour  Casino
         Holdings  Limited,  Sydney  Harbour  Casino  Pty
         Limited and Sydney Harbour Casino Properties Pty
         Limited;  First Amending Deed dated  October  6,
         1994;  Second  Amending  Deed  (undated);  Third
         Amending  Deed dated December 13,  1994;  Casino
         Complex  Management Agreement  dated  April  21,
         1994, among Sydney Harbour Casino Properties Pty
         Limited,  Showboat  Australia  Pty  Limited  and
         Sydney   Casino    Management     Pty   Limited;
         and   Development    Agreement    dated    April
         21,  1994,  between   Leighton   Properties  Pty
         Limited     and     Sydney     Harbour    Casino



EXHIBIT                                                     PAGE
  NO.                   DESCRIPTION                          NO.

         Properties  Pty Limited, are incorporated herein
         by reference to Showboat, Inc.'s Form 10-K (file
         no. 1-7123) for the year ended December 31, 1995,
         Part IV, Item 14(a)(3), Exhibit 10.32.  Amending
         Deed to  Casino  Complex  Management   Agreement
         among    Showboat    Australia   Pty    Limited,
         National Mutual  Trustees Limited, Sydney Casino
         Management Pty  Limited,  Sydney  Harbour Casino
         Properties Pty Limited and Sydney Harbour Casino
         Pty   Limited  -  undated.

 10.28   Agreement   dated  September  13,  1993,   among
         Showboat, Inc., Showboat Indiana, Inc., Showboat
         Operating Company, Showboat Development Company,
         Showboat  Indiana Investment Limited Partnership
         and  Waterfront  Entertainment and  Development,
         Inc.;  and Showboat Marina Partnership Agreement
         dated   January  31,  1994,  between  Waterfront
         Entertainment and Development, Inc. and Showboat
         Investment Limited Partnership, are incorporated
         herein by reference to Showboat, Inc.'s Form 10-
         K   (file   no.  1-7123)  for  the  year   ended
         December  31,  1993,  Part  IV,  Item  14(a)(3),
         Exhibit  10.38.   Amended and Restated  Showboat
         Marina  Partnership  Agreement  dated  March  1,
         1996,   between  Waterfront  Entertainment   and
         Development,    Inc.   and   Showboat    Indiana
         Investment  Limited  Partnership;  Agreement  of
         Partnership   of   Showboat  Marina   Investment
         Partnership   dated  March  1,   1996,   between
         Showboat  Indiana Investment Limited Partnership
         and  Waterfront  Entertainment and  Development,
         Inc.;   Agreement  of  Partnership  of  Showboat
         Marina  Casino Partnership dated March 1,  1996,
         between Showboat Marina Partnership and Showboat
         Marina  Investment Partnership; Letter agreement
         regarding economic development  dated  April  8,
         1994, by Showboat Marina Partnership in favor of
         the  City  of  East  Chicago;  Letter  agreement
         regarding  economic development dated April  18,
         1995, by Showboat Marina Partnership in favor of
         the  City  of  East  Chicago;  and Redevelopment
         Project  Lease   dated October 19, 1995, between
         Showboat Marina Partnership and the City of East
         Chicago are incorporated herein by reference  to
         Showboat, Inc.'s Form 10-K (file no. 1-7123) for
         the  year  ended December  31,  1995,  Part  IV,
         Item  14(a)(3), Exhibit 10.33.   Second  Amended
         and   Restated   Showboat   Marina   Partnership
         Agreement dated June 30, 1996 between Waterfront
         Entertainment and Development, Inc. and Showboat
         Indiana   Investment  Limited  Partnership;  and
         Promissory   Note   dated  January  1,  1997, in
         principal  amount  of $41,887,158   by  Showboat
         Indiana  Investment Limited Partnership in favor
         of Showboat, Inc.

 10.29   Agreement  of  Limited Partnership of  Southboat
         Limited  Partnership  effective  May  1,   1995,
         between  Showboat  Lemay, Inc. and  Futuresouth,
         Inc.;  Management Agreement dated May  2,  1995,
         between Southboat Partnership (a predecessor  of
         Southboat       Limited      Partnership)    and
         Showboat    Operating     Company;     Trademark
         License  Agreement  dated  May  2, 1995, between
         Southboat   Partnership   and   Showboat,  Inc.;
         Lease        and       Development     Agreement



EXHIBIT                                                    PAGE
  NO.                    DESCRIPTION                        NO.

         dated   October    13,    1995,   between    the
         St.  Louis  County Port Authority and  Southboat
         Limited  Partnership;  Escrow  Agreement   dated
         October  13, 1995, between the St. Louis  County
         Port  Authority, Southboat Limited  Partnership,
         Showboat,  Inc.  and  Boatmen's  Trust  Company;
         Guarantee  of  Minimum Rent  dated  October  13,
         1995, by Showboat, Inc.; Guarantee of Completion
         dated  October 13, 1995, by Showboat, Inc.,  are
         incorporated  herein by reference  to  Showboat,
         Inc.'s   Form   8-K  (file  no.  1-7123)   dated
         October  1,  1995,  Item  7(c),  Exhibits  10.01
         through  10.06,  inclusive. First  Amendment  to
         Lease  and Development Agreement by and  between
         St.  Louis  County Port Authority and  Southboat
         Limited    Partnership    dated     May    1996;
         Second   Amendment  to  lease  and   Development
         Agreement  by and between St. Louis County  Port
         Authority   and  Southboat  Limited  Partnership
         dated December 12, 1996.

 10.30   Non-Negotiable  Mortgage Promissory  Note  dated
         December  28, 1994, in the principal  amount  of
         $8,850,000, by Rockingham Venture, Inc. in favor
         of   Showboat,   Inc.;  Mortgage  and   Security
         Agreement  dated  December  28,  1994,   between
         Rockingham Venture, Inc. and Showboat, Inc.,  is
         incorporated  herein by reference  to  Showboat,
         Inc.'s Form 10-K (file no. 1-7123) for the  year
         ended December 31, 1994, Part IV, Item 14(a)(3),
         Exhibit   10.42.    Limited  Liability   Company
         Agreement of Showboat Rockingham Company, L.L.C.
         dated  July 27, 1995, among Rockingham  Venture,
         Inc.,  Showboat New Hampshire, Inc. and Showboat
         Rockingham    Company,    L.L.C.;     Management
         Agreement  dated July 27, 1995,  among  Showboat
         Rockingham  Company  L.L.C., Showboat  Operating
         Company    and    Rockingham   Venture,    Inc.;
         Administrative    Services    Agreement    dated
         July 27, between  Showboat Operating Company and
         Showboat   Rockingham   Company,   L.L.C.;   and
         Trademark License Agreement dated July 27, 1995,
         between  Showboat, Inc. and Showboat  Rockingham
         Company,  L.L.C.,  are  incorporated  herein  by
         reference  to Showboat, Inc.'s Form  10-K  (file
         no.  1-7123)  for  the year ended  December  31,
         1995, Part IV, Item 14(a)(3), Exhibit 10.35.

 10.31 Promissory Note dated March 19, 1996, in the principal amount of $15,000,000 by Atlantic City
         Showboat,  Inc. in favor of Showboat,  Inc.

 10.32   Loan and Guaranty Agreement dated July 14, 1995,
         among  NatWest  Bank, N.A., Showboat,  Inc.  and
         Atlantic  City  Showboat, Inc., Ocean  Showboat,
         Inc.  and  Showboat Operating Company; Revolving
         Note  dated  July  14, 1995,  in  the  principal
         amount  of  $25.0 million by Showboat,  Inc.  in
         favor  of  NatWest Bank, N.A.;  Deed  of  Trust,
         Assignment of Rents and Security Agreement dated
         July  14,1995,  by Showboat, Inc.  in  favor  of
         Nevada  Title Company for the benefit of NatWest
         Bank,  N.A.;  Leasehold in Pari Passu  Mortgage,
         Assignment     of      Rents     and    Security
         Agreement    dated    July    14,  1995, between
         NatWest  Bank and Atlantic City  Showboat, Inc.;
         Assignment   of  Leases    and    Rents    dated



EXHIBIT                                                     PAGE
  NO.                   DESCRIPTION                          NO.

         July  14,  1995,  between   NatWest   Bank   and
         Atlantic  City  Showboat,  Inc.;   Intercreditor
         Agreement  for Pari Passu Indebtedness  Relating
         to  Atlantic City Showboat dated July 14,  1995,
         among  Showboat, Inc., Atlantic  City  Showboat,
         Inc.,  IBJ  Schroder Bank &  Trust  Company  and
         NatWest  Bank, N.A.; and Intercreditor Agreement
         for  Pari  Passu  Indebtedness Relating  to  Las
         Vegas   Showboat  dated  July  14,  1995,  among
         Showboat,  Inc.,  IBJ  Schroder  Bank  &   Trust
         Company and NatWest Bank, N.A., are incorporated
         herein by reference to Showboat, Inc.'s Form 10-
         K  (file no. 1-7123) for the year ended December
         31, 1995, Part IV, Item 14(a)(3), Exhibit 10.38.

 10.33 Promissory Note dated January 1, 1996, in the principal amount of $34,011,720 by Showboat
         Fifteen,  Inc.  in favor of Showboat,  Inc.

 10.34   Completion  Guarantee dated March 28,  1996,  by
         and  between  Showboat, Inc. and  American  Bank
         National    Association,    as    trustee,    is
         incorporated  herein by reference  to  Showboat,
         Inc.'s Form 10-Q (file no 1-7123) for the  three
         month period ended March 31, 1996, Part II, Item
         6(a), Exhibit 10.01.

 10.35   Standby   Equity   Commitment  dated  March  28,
         1996,  by   and  among  Showboat  Marina  Casino
         Partnership,     Showboat     Marina     Finance
         Corporation  and Showboat, Inc., is incorporated
         herein by reference to Showboat, Inc.'s Form 10-
         Q  (file  no 1-7123) for the three month  period
         ended  March  31,  1996,  Part  II,  Item  6(a),
         Exhibit 10.02.

 10.36   Escrow  and  Disbursement Agreement dated  March
         28,  1996,  by and among Showboat Marina  Casino
         Partnership, Showboat Marina Finance Corporation
         and   Showboat,  Inc.  (as  escrow   agent   and
         disbursement  agent) and American Bank  National
         Association, as trustee, is incorporated  herein
         by reference to Showboat, Inc.'s Form 10-Q (file
         no  1-7123) for the six month period ended  June
         30, 1996, Part II, Item 6(a), Exhibit 10.01.

 10.37   Showboat,  Inc.  1996 Stock Appreciation  Rights
         Plan, effective date September 3, 1996, is incorporated herein by reference to Showboat, Inc.'s Form 10-Q (file no 1-7123) for the nine month period ended September 30, 1996, Part II,
         Item 6(a), Exhibit 10.01.

 10.38   Promissory  Note  dated  January 1, 1997, in the
         principal   amount  of  $8,197,293  by  Showboat
         Operating  Company  in  favor of Showboat, Inc.;
         Promissory  Note  dated  January 1, 1997, in the
         principal  amount  of  $12,344,192  by  Showboat
         Operating  Company  in  favor of Showboat, Inc.;
         and  Promissory  Note  dated January 1, 1997, in
         the  principal  amount of $9,641,821 by Showboat
         Operating Company in favor of Showboat, Inc.



EXHIBIT                                                     PAGE
  NO.               DESCRIPTION                              NO.


 10.39 Promissory Note dated January 1, 1997, in the principal amount of $53,109,002 by Showboat
         Development  Company in favor of Showboat, Inc.;
         and Promissory Note dated January 1, 1997, in the principal amount of $6,292,083 by Showboat
         Development Company in favor of Showboat, Inc.

 21.01   List of Subsidiaries.

 23.01   Consent of KPMG Peat Marwick LLP.

 27.01   Financial Data Schedule.
