Form 10-Q
period 1997-03-31
SHOWBOAT INC
filed 1997-05-14
CIK 89966

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
( XX )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:           March 31, 1997
                                            ---------------------------------
                               OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from: ______________ to ______________

             Commission file number:              1-7123
                                    -----------------------------------------
                                    SHOWBOAT, INC.
              ---------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

                        NEVADA                             88-0090766
            -------------------------------           -----------------------
            (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)               Identification No.)

                2800 FREMONT STREET, LAS VEGAS NEVADA          89104-4035
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requiredments for the past 90 days.

                                              YES   X     NO
                                                  ------     ------

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court.
                                        YES______   NO______


              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $1 Par Value,
and Preferred Stock Purchase Rights            16,102,419 Shares Outstanding
-----------------------------------          --------------------------------

                 SHOWBOAT, INC. AND SUBSIDIARIES
                              INDEX

Part I    FINANCIAL INFORMATION                             Page No.

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
            March 31, 1997 and December 31, 1996                 1-2

          Condensed Consolidated Statements of Income -
            For the three months ended March 31,
            1997 and 1996                                          3

          Condensed Consolidated Statements of Cash Flows -
            For the three months ended March 31,
            1997 and 1996                                          4

          Notes to the Condensed Consolidated Financial
            Statements                                           5-6


  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                       7-11


PART II   OTHER INFORMATION

            ITEMS 1 - 6                                        12-14

            SIGNATURES                                            15

     Item 1.  Financial Statements

                 SHOWBOAT, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1997 AND DECEMBER 31, 1996

                                              March 31,         December 31,
          ASSETS                                 1997                1996
          ------                              --------          ------------

                                            (unaudited)
                                                    (In thousands)
Current assets:
  Cash and cash equivalents                     $63,339            $60,287
  Short term investments                         23,275             28,848
  Receivables, net                               12,635             12,402
  Income tax receivable                           2,610              2,396
  Inventories                                     3,363              2,785
  Prepaid expenses                                5,468              4,470
  Current deferred income taxes                   7,697              7,802
                                               --------            -------
           Total current assets                 118,387            118,990
                                               --------            -------
  Property and equipment                        698,645            651,486
  Less accumulated depreciation
      and amortization                          215,889            211,298
                                               --------            -------
                                                482,756            440,188
                                               --------            -------
Other assets:

  Restricted cash                                26,201             69,601
  Investment in unconsolidated affiliate        141,537            138,964
  Deposits and other assets                      39,760             30,963

  Debt issuance costs, net of
   accumulated amortization of
   $3,212,000 and $2,942,000 at
   March 31, 1997 and
   December 31, 1996, respectively               15,693             15,963
                                               --------            -------
                                                223,191            255,491
                                               --------            -------
                                               $824,334           $814,669
                                               ========           ========

 See accompanying notes to condensed consolidated financial statements.
                                   1                   (continued)

                 SHOWBOAT, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1997 AND DECEMBER 31, 1996
                           (continued)
                                                  March 31,     December 31,
 LIABILITIES AND SHAREHOLDERS' EQUITY               1997            1996
 ------------------------------------             ---------     ------------
                                                 (unaudited)
                                                        (In thousands)
Current liabilities:
   Current maturities of long-term debt           $2,338              $25
   Accounts payable                               18,709           17,688
   Dividends payable                                 406              405
   Accrued liabilities                            39,632           41,933
                                                  -------         --------

     Total current liabilities                    61,085           60,051
                                                  -------         --------
Long-term debt, excluding current maturities     541,478          532,719
                                                 -------         --------
   Other liabilities                               4,995            4,866
                                                 -------         --------
   Deferred income taxes                          24,276           24,888
                                                 -------         --------

Shareholders' equity:
   Preferred stock, $1 par value; 1,000,000
       shares authorized; none issued
   Common stock, $1 par value; 50,000,000
       shares authorized; issued 16,248,919
       shares at March 31, 1997 and 16,181,199
       at December 31, 1996                       16,249           16,181
   Additional paid-in capital                     88,997           87,698
   Retained earnings                              85,301           84,828
                                                --------         --------
                                                 190,547          188,707
   Cumulative foreign currency
     translation adjustment                        3,686            4,773
     Unearned compensation for restricted stock   (1,733)          (1,335)
                                                --------         --------
     Total shareholders' equity                  192,500          192,145
                                                --------         --------
                                                $824,334         $814,669
                                                ========         ========

     See accompanying notes to condensed consolidated financial statements.

                                        2

                         SHOWBOAT, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                       (In thousands except per share data)

                                                        1997        1996
                                                       -----       -----
Revenues:
   Casino                                              $92,597    $89,990
   Food and beverage                                    13,062     12,991
   Rooms                                                 5,670      5,796
   Sports and special events                               977      1,048
   Other                                                 1,240      1,013
                                                       -------     -------
                                                       113,546    110,838
Less complimentaries                                     9,513      8,248
                                                       -------     -------
   Net revenues                                        104,033    102,590
                                                       -------     -------
Operating costs and expenses:
   Casino                                               48,318     44,225
   Food and beverage                                     7,391      8,086
   Rooms                                                 1,789      2,137
   Sports and special events                               910        821
   General and administrative                           28,383     28,375
   Selling, advertising and promotion                    2,005      2,489
   Depreciation and amortization                         8,329      8,018
                                                       -------     -------
                                                        97,125     94,151
                                                       -------     -------
Income from consolidated subsidiaries                    6,908      8,439
Equity in income of unconsolidated affiliate             1,463         -
                                                       -------     -------
Income from operations                                   8,371      8,439
Other (income) expense:
   Interest income                                      (1,854)    (1,330)
   Interest expense, net of amounts capitalized          8,956      7,537
   Write down of investment in affiliate                    -       3,902
   Foreign currency transaction gain                        -         (66)
                                                       -------     -------
                                                         7,102     10,043
                                                       -------     -------
Income (loss) before income taxes and minority
interest                                                 1,269     (1,604)
Minority interest share of loss                            149          7
                                                       -------     -------
Income (loss) before income taxes                        1,418     (1,597)
Income tax expense (benefit)                               539       (796)
                                                       -------     -------
Net income (loss)                                         $879      $(801)
                                                       =======     =======

Shares used in per share calculation                16,324,058  16,067,137

Net income (loss) per common and equivalent shares       $0.05     $(0.05)

See accompanying notes to condensed consolidated financial statements.
                                   3

                      SHOWBOAT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                     1997        1996
                                                   --------      -------
                                                       (In thousands)
Net cash provided by operating activities          $ 6,706      $11,081
                                                   --------      -------
Cash flows from investing activities:

 Acquisition of property and equipment             (40,874)     (21,769)
 Investment in unconsolidated affiliate             (2,912)      (2,911)
 Repayments from unconsolidated affiliate                94         386
 Investments in consolidated affiliates                   -    (157,296)
 Decrease in restricted cash                         43,400           -
 Increase in deposits and other assets              (7,854)      (1,673)
 Deposit for Casino Reinvestment
  Development Authority obligation                    (981)        (981)
 Sale of short term investments                       5,573           -
 Other                                                  239         165
                                                    --------    --------
  Net cash used in investing activities             (3,315)    (184,079)
                                                    --------   ---------
Cash flows from financing activities:
 Principal payments of long-term debt                   (5)          (5)
 Proceeds from issuance of long-term debt                 -     140,000
 Proceeds from employee stock option exercises           71         758
 Payment of dividends                                 (405)        (392)
 Minority interest contributions                          -          70
                                                   --------    --------
   Net cash provided by (used in) financing
   activities                                         (339)      140,431
                                                    --------    --------
Net increase (decrease) in cash and cash equivalents  3,052     (32,567)
Cash and cash equivalents at beginning of period     60,287      106,927
                                                    --------    --------
Cash and cash equivalents at end of period         $ 63,339     $ 74,360
                                                    ========    ========
Supplemental disclosures of cash flow information
           and non-cash investing and
                financing activities:
     Cash paid during the period for:
       Interest, net of amounts capitalized          10,731        4,494
       Income taxes                                     675        1,839
       Foreign currency translation adjustment       (1,087)       3,458
       Equipment acquired under capital leases        10,984           -

See accompanying notes to condensed consolidated finanical statements.
                                   4

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K.

     The accompanying unaudited condensed consolidated financial statements contain all adjustments of a recurring nature, which in the opinion of management, are necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year. Certain prior period balances have been reclassified to conform to the current period's presentation.

Preopening Costs

     Effective January 1, 1997, the Company changed its method of accounting for preopening costs. Preopening costs will be immediately expensed when a new facility opens for business rather than amortized over a period not to exceed one year as was previously done. Expensing these costs at the date of opening is a general industry practice and will provide a better comparison of the Company's operations to other gaming companies. This change in accounting had no impact on the results of operations for the quarter ended March 31, 1997 and there is no cummulative effect as of January 1,1997 of this accounting chanage.

     If the new method of accounting for preopening costs had been applied in the first quarter of 1996, the equity in income of unconsolidated affiliate would have increased by $1,137,000. Net income for the quarter ended March 31, 1996, would have increased by the same amount resulting in net income of $336,000 or $.02 per share.

     2.  LONG TERM DEBT

     The Company's long term debt increased by approximately $8.8 million due to the completion of certain capital lease financing ("Capital Lease") by the Company's 55% owned affiliate Showboat Marina Casino Partnership (SMCP). The total amount borrowed under the Capital Lease was approximately $11.0 million with a term of 48 months. The rate was fixed two weeks prior to the closing of each lease schedule at four hundred fifty (450) basis points over the four (4) year Treasury Note rate.

     SMCP is currently negotiating additional lease financing in the amount of the lesser of $11.0 million or SMCP's cost to acquire certain equipment.

                                        5            (continued)

     3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (Statement 128) which establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data should be restated to conform to Statement 128.

     The Company will adopt Statement 128 in the fourth quarter of 1997. The pro forma impact of Statement 128 on the quarter ended March 31, 1997 is basic and diluted EPS would have been $.05 per share.


     4.  COMMITMENTS AND CONTINGENCIES

     On May 3, 1997, Publishing & Broadcasting Limited ("PBL") formally advised the Company that PBL had let lapse the agreement in principle to acquire from the Company 10% of the stock of Sydney Harbour Casino Holdings Limited and the right to manage Sydney Harbour Casino. Accordingly, the Company will not receive any of the funds which would have been provided to it upon the sale of those assets described in the agreement in principle. The Company retains its rights to manage Sydney Harbour Casino and will remain the largest single shareholder (at 24.6%) of Sydney Harbour Casino Holdings Limited.

     As previously disclosed in the Company's 1996 year end financial statements and management's discussion and analysis of financial condition and results of operation, the Company entered into a completion guarantee to complete the East Chicago Showboat up to a maximum aggregate amount of $30.0 million. On April 18, 1997, the East Chicago Showboat commenced operations and the Company's obligations under the completion guarantee were terminated. The Company was not required to provide any funds under the completion guarantee.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ulimate disposition of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

Item  2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

GENERAL

        Showboat, Inc., and subsidiaries (collectively the "Company" or "SBO"), is an international gaming company which owns and operates the Atlantic City Showboat Casino and Hotel in Atlantic City, New Jersey
(the "Atlantic City Showboat"), the Las Vegas Showboat Hotel, Casino and Bowling Center in Las Vegas, Nevada (the "Las Vegas Showboat"), owns a
24.6% equity interest in, and manages through subsidiaries, the Sydney Harbour Casino located in Sydney, New South Wales, Australia and owns through subsidiaries a 55% interest in, and manages, the East Chicago Showboat casino located in East Chicago, Indiana, (the "East Chicago Showboat"), which commenced operations April 18, 1997.


        Information contained in this quarterly report is supplemental to disclosures in the Company's year end financial reports. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the management's discussion and analysis of financial condition and results of operations included in the Company's December 31, 1996 Annual Report on Form 10-K.

     As used in this management's discussion and analysis of financial condition and results of operations, amounts in Australian dollars are denoted as "A$". As of March 31, 1997, the exchange rate was approximately US$.7820 for each A$1.00.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Quarter Ended March 31, 1997 Compared to Quarter Ended March  31, 1996

Comparison of Operating Results for the three months ended
March 31, 1997 and 1996
Financial Highlights

Three months ended March 31,            1997    1996    Variance   Percent
-----------------------------------------------------------------------------
(Dollars in thousands)
Gross revenues
    Atlantic City Showboat             96,242   92,675     3,567       3.8%
   Las Vegas Showboat                 17,304   18,163     (859)     (4.7%)
                                     ---------------------------------------
                                     113,546  110,838     2,708       2.4%
                                     ---------------------------------------
Net revenues
   Atlantic City Showboat             87,825   85,587     2,238       2.6%
   Las Vegas Showboat                 16,208   17,003     (795)     (4.7%)
                                     ---------------------------------------
                                     104,033  102,590     1,443       1.4%
                                     ---------------------------------------

                                   7              (continued)

Comparison of Operating Results for the three months ended
March 31, 1997 and 1996
Financial Highlights (continued)

Three months ended March 31,            1997    1996    Variance   Percent
----------------------------------------------------------------------------
(Dollars in thousands)
Income from Operations
   Atlantic City Showboat             12,514   13,426     (912)     (6.8%)
   Las Vegas Showboat                 (1,526)    (843)    (683)    (81.0%)
   Corporate and development          (3,790)  (4,110)     320       7.8%
   Sydney Harbour Casino               1,173      (34)   1,207    3550.0%
                                    ----------------------------------------
                                       8,371    8,439      (68)     (0.8%)
                                    ----------------------------------------

EBITDA*
   Atlantic City Showboat             19,193   20,074     (881)     (4.4%)
   Las Vegas Showboat                     21      434     (413)    (95.2%)
   Corporate and development          (3,687)  (4,017)     330       8.2%
   Sydney Harbour Casino               1,173      (34)   1,207    3550.0%
                                    ----------------------------------------
                                      16,700   16,457      243       1.5%
                                    ----------------------------------------

*EBITDA is defined as income from operations before depreciation and amortization. EBITDA should not be construed as a substitute for income from operations, net earnings (loss) and cash flow from operating activities determined in accordance with Generally Accepted Accounting Principles ("GAAP"). The Company has included EBITDA because it believes it is commonly used by certain investors and analysts to analyze and compare gaming companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.




Revenues

     Gross revenues increased $2.7 million or 2.4% which was attributable to an increase in casino revenues of $2.6 million or 2.9%. This was offset by a $1.3 million or 15.3% increase in complimentaries, resulting in a net revenue increase for the Company of $1.4 million or 1.4% for the first quarter of 1997.

     The Atlantic City Showboat's gross revenues increase of $3.6 million or 3.8% was due primarily to a $3.3 million or 4.2% increase in casino revenues attributed to improved weather conditions experienced during the first quarter of this year compared to 1996. The overall increase in casino revenues was negatively impacted by a decline in the table games hold percent to 14.6% during the first quarter of 1997 compared to 16.8% in the same quarter of 1996. Due to an increase in complimentary expenses of $1.3 million or 18.8%, attributable to increased food and beverage complimentaries incurred for promotions to attract slot patrons, the resulting increase in net revenues was $2.2 million or 2.6%.


                                   8         (continued)

    The Las Vegas Showboat's net revenues declined $.8 million or 4.7% in the first quarter 1997 compared to the first quarter 1996. The decline in net revenues is primarily due to a decrease of $.6 million or 6.2% in slot and bingo revenues as a result of increased competition for the locals market.

    The Company has not yet received a management fee from Sydney Harbour Casino due to an agreement to forgive the first A$19.1 million of management fees. For the quarter ended March 31, 1997, approximately A$3.0 million of management fees were forgiven and approximately A$1.6 million of management fees still remain to be forgiven. The Company expects to begin receiving a management fee from Sydney Harbour Casino during the second quarter 1997.


Income From Operations

    The Company's income from operations in the first quarter of 1997 was $8.4 million and was relatively flat compared to the same period in 1996. Income from operations were positively impacted by the $1.2 million (which includes $.3 million in operating expense and amortization of equity and debt costs at Showboat, Inc.) contribution from the Company's Sydney Harbour Casino affiliate. This contribution was offset by the declines in operating income of $.9 million and $.7 million at the Atlantic City Showboat and Las Vegas Showboat, respectively.

     The Atlantic City Showboat's income from operations, before management fees, decreased $.9 million or 6.8% which was attributable to a decrease in the table games hold percent to 14.6% during the first quarter of 1997 compared to 16.8% in the same quarter of 1996 and a $3.2 million increase in operating expenses. The increase in operating expenses was due largely to increases in promotional expenses, payroll and benefits and tax expenses.

     The decline in income from operations at the Las Vegas Showboat, before management fees and intercompany rent, was due primarily to the $.8 million decline in net revenues.


Net Income

     In the quarter ended March 31, 1997 the Company recognized net income of $.9 million or $.05 per share compared to a net loss of $.8 million or $.05 per share for the same period in 1996. Net income in the first quarter of 1997 was reduced for an increase in net interest expense of $.5 million or $.03 per share primarily caused by the East Chicago Showboat. The March 31, 1996 net loss reflects an after tax loss of $1.9 million or $.12 per share for the write down of the Company's investment in Showboat Mardi Gras, L.L.C.
(SMG) an appicant for a casino license for a riverboat casino which was to be located near Kansas City, Missouri.

MATERIAL CHANGES IN FINANCIAL CONDITION

     As of March 31, 1997 the Company held cash and cash equivalents of $63.3 million and short term investments of $23.3 million compared to $60.3 million and $28.8 million respectively at December 31, 1996.


                                   9         (continued)

     During the three months ended March 31, 1997, the Company expended approximately $40.9 million on capital improvements at its Las Vegas and Atlantic City facilities, which were funded by operations, and construction costs at the East Chicago Showboat, which were principally funded from the proceeds of $140.0 million, 13 1/2% First Mortgage Notes, which were issued by the East Chicago Showboat in March of 1996. Approximately $30.5 million of the $40.9 million expended were related to the East Chicago Showboat.

     On May 3, 1997, Publishing & Broadcasting Limited ("PBL") formally advised the Company that PBL had let lapse the agreement in principle to acquire from the Company 10% of the stock of Sydney Harbour Casino Holdings Limited and the right to manage Sydney Harbour Casino. Accordingly, the Company will not receive any of the funds which would have been provided to it upon the sale of those assets described in the agreement in principle. The Company retains its rights to manage Sydney Harbour Casino and will remain the largest single shareholder (at 24.6%) of Sydney Harbour Casino Holdings Limited.

     As previously disclosed in the Company's 1996 year end financial statements and management's discussion and analysis of financial condition and results of operation, the Company entered into a completion guarantee to complete the East Chicago Showboat up to a maximum aggregate amount of $30.0 million. On April 18, 1997, the East Chicago Showboat commenced operations and the Company's obligations under the completion guarantee were terminated. The Company was not required to provide any funds under the completion guarantee.

     The Company believes that is has sufficient capital resources, including its existing cash balances, anticipated operating cash flows and existing borrowing capacity, to meet the cash requirements of its existing operations. The ability of the Company to satisfy its cash requirements will be dependent upon the future performance of its casino hotels which will continue to be influenced by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. As the Company realizes expansion opportunities, the Company will need to make significant capital investments in such opportunities and additional financing will be required. The Company anticipates that additional funds will be obtained through loans or public offerings of equity or debt securities, although no assurance can be made that such funds will be available or at interest rates acceptable to the Company. Additionally the Company's ability to make certain payments and to incur additional indebtedness is restricted due to its indentures governing its 9 1/4% First Mortgage Bonds due 2008 and 13% Senior Subordinated Notes due 2009. A description of these restrictions is contained in management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the period ended December 31, 1996. No assurance can be given that the Company will in the future meet the terms of the indentures permitting it to make restricted payments or incur indebtedness.


                                    10      (continued)

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals, therefore; changes in regulations affecting the gaming industry; the ability of the Company to comply with its Indentures for its 9 1/4% First Mortgage Bonds and 13% Senior Subordinated Indebtedness; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution the readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                        SHOWBOAT, INC. AND SUBSIDIARIES
                          PART II, OTHER INFORMATION

ITEM 1. Legal Proceedings

     Darling Casino Limited ("DCL") v. NSWCCA, SHCL and Chief Secretary and
     ----------------------------------------------------------------------
Minister For Administrative Services ("Minister For Administrative Services"),
------------------------------------------------------------------------------
Case No. 30091/94, instituted in December 1994, in the Administrative Law Division of the Supreme Court of New South Wales, Sydney Registry. DCL, the unsuccessful applicant for the casino license in New South Wales, initiated an action against NSWCCA, SHCL and the Minister for Administrative Services seeking, among other things, the revocation of the casino license awarded to SHCL on December 14, 1994. On November 8, 1995, the New South Wales Court of Appeal dismissed the legal proceedings filed by DCL. DCL appealed the dismissal to the High Court of Australia. The High Court affirmed the dismissal of the action and awarded costs against DCL on April 3, 1997.

     William H. Ahern v. Caesar World, Inc., et al., Case No.
     -----------------------------------------------
94-532-Civ-Orl-22, instituted on May 10, 1994 in the United States District Court for the Middle District of Florida, transferred to the United States District Court for the District of Nevada, Southern Division; William Poulos
                                                              --------------
V. Caesars World, Inc., et al., Case No. 94-478-Civ-Orl-22, instituted on
-------------------------------
April 26, 1994 in the United States District Court for the Middle District of Florida, transferred to the United States District Court for the District of Nevada, Southern Division; Larry Schreier v. Caesars World, Inc., et al.,
                            ----------------------------------------------
Case No. 95-923-LDG (RJJ), instituted on September 26, 1995, in the United States District Court for the District of Nevada, Southern Division.
Plaintiffs in these actions, each purportedly representing a class, filed complaints against manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company, alleging that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints charge defendants with violations of the
Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount.
The Nevada District Court dismissed the Complaints following consideration of defendants' motions to dismiss, granting leave to Plaintiffs to re-file.
The Plaintiffs filed an amended complaint on or about May 31, 1996. The Company renewed its motions to dismiss and joined in motions to dismiss filed by other defendants. Subsequently, the Nevada District Court consolidated the actions (and one other action styled William Poulos v. American Family
                                         ---------------------------------
Cruise Line, N.V., et al., Case No. CV-S-95-936-LDG (RLH), in which the Company
------------------------
is not a named defendant), ordered Plaintiffs to file a consolidated amended complaint on or before February 14, 1997, and ordered all defense motions, including those of the Company, withdrawn without prejudice. The parties have established a steering committee to address motion practice, scheduling and discovery matters. Plaintiffs filed their consolidated amended complaint on February 14, 1997. Management believes that the substantive allegations in the Complaints are without merit and that the consolidated amended complaint will be subject to the same defects addressed in earlier motions, and intends vigorously to defend the allegations.

                                        12          (continued)

                        SHOWBOAT, INC. AND SUBSIDIARIES
                          PART II, OTHER INFORMATION
                                  (continued)


     Global Gaming Technology, Inc. v. Trump Plaza Funding, Inc., et al.,
     --------------------------------------------------------------------
Case No. 94-2021 (JHR), instituted on May 5, 1994, in the United States District Court for the District of New Jersey. The plaintiff, Global Gaming Technology, Inc., filed a complaint against eight casino operators in Atlantic City, New Jersey. The complaint alleges a patent infringement with respect to certain of the electronic slot machines used by the defendants, including the Atlantic City Showboat. The plaintiff seeks to recover damages for copyright infringement in excess of $500 million. The manufacturers of the slot machines in question have assumed the defense and have indemnified the Atlantic City Showboat and other casinos in this matter. The manufacturers filed a complaint against the plaintiff in the United States District Court for the District of Nevada, Southern District. The United States District Court for the District of New Jersey stayed the New Jersey action pending resolution of the issues in the pending Nevada action. Several of the manufacturers have reached a settlement with the plaintiff for the release of all claims. The United States District Court for the District of Nevada issued its decision in February 1997 which found that although the manufacturers infringed on Global Gaming Technology's patent, no liability occurred since the manufacturers sold the slot machines more than one year before Global Gaming Technology, Inc. filed its patent application. Global Gaming Technology, Inc. has filed a motion for reconsideration of the Court's February 1997 decision.

     Progressive Games, Inc. v. Arizona Charlie's et al., Case No.
     ----------------------------------------------------
CV-S-96-00489-PMP (RJJ), instituted on June 5, 1996 in the United States District Court for the District of Nevada. The plaintiff filed a Complaint against 62 casinos located in Nevada, including the Las Vegas Showboat. The complaint alleges a patent infringement in connection with a live casino game including an electronic jackpot feature known as "Let It Ride the Tournament" used by the defendants. The plaintiff seeks to recover damages for patent infringement, including punitive damages. The licensor of the casino game has assumed the defense and has agreed to indemnify the Las Vegas Showboat and other casinos in this matter. On July 28, 1996, the licensor filed a motion to dismiss the action against the casino defendants until such time as certain issues in the pending action between plaintiff and licensor have been resolved and the motion to dismiss was denied on March 25,1997.

     ITSI TV Production, Inc. v. Balley's Grand, Inc., et al., Case No.
     ---------------------------------------------------------
CV-N-90-314-HDM, instituted on June 29, 1990 in the United States Court, District of Nevada (the "Nevada action"). The plaintiff claims that the Company infringed on the plaintiff's copyright by displaying to the Company's sports book customers certain horse race broadcasts. Numerous other hotel-casinos located in Las Vegas, Nevada are defendants in this lawsuit. The same factual issues were presented in an action filed in the United States District Court for the Eastern District of California (the "California action") in which Showboat is not a party. The California action was tried in 1993 and therein the Court found that although the plaintiff owned the copyright, there was no infringement. The Ninth Circuit Court of Appeals subsequently affirmed the decision of the trial court in the California action. The Nevada District Court approved a stipulation dismissing the action in April 1997.

     The Company (including its subsidiaries) is also a defendant in various other lawsuits, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such pending litigation, in the aggregate, will have a material adverse effect on the Company.

ITEM 2. Changes in Securities
        Not applicable.


                                      13               (continued)

                        SHOWBOAT, INC. AND SUBSIDIARIES
                          PART II, OTHER INFORMATION
                                  (continued)


ITEM 3. Defaults Upon Senior Securities
        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
        None.

ITEM 5. Other Information
        Not applicable.

ITEM 6. Exhibits on Reports on Form 8-K

          (a)            Exhibits

     Exhibit
     No.                           Description
     ---------      --------------------------------------------
     18.01          Letter regarding change in accounting prinicples.

     27.01           Financial Data Schedule

          (b)       Reports on Form 8-K

                    The Company filed a Form 8-K with the Securities and Exchange Commission on or about January 31, 1997 disclosing the execution of an agreement in principle for the proposed sale of 10% of the outstanding ordinary shares of Sydney Harbour Casino Holdings Limited ("SHCL") and the right to manage Sydney Harbour Casino to Publishing & Broadcasting Limited ("PBL").

                    The Company filed a Form 8-K with the Securities and Exchanage Commission on or about May 13, 1997 disclosing that PBL had let lapse the agreement in principle for the proposed sale of shares of stock and the right to manage Sydney Harbour Casino.

                                SIGNATURES


     Pursuant to the requirements of the Securties Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Showboat, Inc.
                                                Registrant



     Date:     May 14, 1997           /s/J. KELL HOUSSELS, III
     ----------------------           ------------------------
                                       J. KELL HOUSSELS, III,
                                       President and Chief Executive Officer


     Date:     May 14, 1997           /s/R. CRAIG BIRD
     ----------------------           -------------------------
                                       R. CRAIG BIRD, Executive Vice
                                       President - Finance and Administration
                                       and Chief Financial Officer

                        SHOWBOAT, INC. AND SUBSIDIARIES

                                EXHIBIT INDEX



     Exhibit
     No.                           Description
     ---------      --------------------------------------------
     18.01          Letter regarding change in accounting principles.

May 12, 1997



Showboat, Inc.
2800 Fremont Street
Las Vegas, NV 89104-4035

Ladies and Gentlemen:

We have been furnished with a copy of Form 10-Q of Showboat, Inc. for the three months ended March 31, 1997, and have read the Company's statements contained in Note 1 to the condensed financial statements included therein. As stated in Note 1, the Company changed its method of accounting for the amortization of preopening costs from amortizing such costs over a period not to exceed one year from date of opening to expensing them immediately upon opening of the new facility and states that the newly adopted accounting principle is preferable in the circumstances because it conforms to the common industry practice of the major gaming companies. In accordance with your request, we have reviewed and discussed with Company officials the circumstances and business judgment and planning upon which the decision to make this change in the method of accounting was based.

We have not audited any financial statements of Showboat, Inc. as of any date or for any period subsequent to December 31, 1996, nor have we audited the information set forth in the aforementioned
Note 1 to the condensed financial statements; accordingly, we do not express an opinion concerning the factual information contained therein.

With regard to the aforementioned accounting change, authoritative criteria have not been established for evaluating the preferability of one acceptable method of accounting over another acceptable method. However, for purposes of Showboat, Inc.'s compliance with the requirements of the Securities and Exchange Commission, we are furnishing this letter.

Based on our review and discussion, with reliance on management's business judgment and planning, we concur that the newly adopted method of accounting is preferable in the Company's circumstances.

Very truly yours,



KPMG Peat Marwick LLP