Form 10-Q
period 1997-06-30
SHOWBOAT INC
filed 1997-08-14
CIK 89966

UNITED STATES
    		            SECURITIES AND EXCHANGE COMMISSION
			                     WASHINGTON, D.C.  20549

                          				 FORM 10-Q


(Mark One)
( XX ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:           June 30, 1997
                                -------------------------------------------

                             				     OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       	EXCHANGE ACT OF 1934

For the transition period from:____________________ to ___________________

Commission file number:                      1-7123
                       ---------------------------------------------------

                               SHOWBOAT, INC.
---------------------------------------------------------------------------
    	     (Exact name of registrant as specified in its charter)

       	 NEVADA                                        88-0090766
 ----------------------------            ----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


2800 FREMONT STREET, LAS VEGAS NEVADA                       89104-4035
----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                             (702) 385-9123
----------------------------------------------------------------------------
    	      (Registrant's telephone number, including area code)


                             NOT APPLICABLE
----------------------------------------------------------------------------
     (Former name, former address and former fiscal year,if changed since last report)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              YES   X       NO
                                                 -------      -------

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
                                                      YES        NO
                                                         ------    ------

           			   APPLICABLE ONLY TO CORPORATE ISSUERS

	Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $1 Par Value,
and Preferred Stock Purchase Rights             16,114,670 shares outstanding
-----------------------------------             -----------------------------

                 SHOWBOAT, INC. AND SUBSIDIARIES
                               INDEX

Part I      FINANCIAL INFORMATION                             Page No.

  Item 1.   Financial Statements

	    Condensed Consolidated Balance Sheets -
	    June 30, 1997 and December 31, 1996                          4-5

	    Condensed Consolidated Statements of Income -
	    For the three months ended June 30,
	    1997 and 1996                                                  6

	    Condensed Consolidated Statements of Income -
	    For the six months ended June 30,
	    1997 and 1996                                                  7

	    Condensed Consolidated Statements of Cash Flows -
	    For the six months ended June 30,
	    1997 and 1996                                                  8

	    Notes to the Condensed Consolidated Financial
	    Statements                                                  9-11

  Item 2.   Management's Discussion and Analysis
	    of Financial Condition and Results
	    of Operations                                              12-19


PART II     OTHER INFORMATION

	    ITEMS 1 - 6                                                20-21

	    SIGNATURES                                                    22

Item 1. Financial Statements

                    SHOWBOAT, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 1997 AND DECEMBER 31, 1996

                                              June 30,         December 31,
 ASSETS                                         1997               1996
------------------------                      ----------      ------------
                                              (unaudited)
                                                      (In thousands)
Current assets:
  Cash and cash equivalents                     $ 75,481         $ 60,287
   Short term investments                         17,228           28,848
   Receivables, net                               14,599           12,402
   Income tax receivable                           4,205            2,396
   Inventories                                     3,343            2,785
   Prepaid expenses                                8,968            4,470
   Current deferred income taxes                   8,780            7,802
                                              -----------      -----------
      Total current assets                       132,604          118,990
                                              -----------      -----------
Property and equipment                           740,076          651,486
Less accumulated depreciation
  and amortization                               224,153          211,298
                                              -----------      -----------
                                                 515,923          440,188
                                              -----------      -----------
Other assets:
  Restricted cash and investments                      -           69,601

  Investments in unconsolidated affiliate        140,651          138,964

  Deposits and other assets                       24,787           23,326

  Economic development and licensing
   costs, net of accumulated amortization
   of $229,000 and -0- at June 30, 1997
   and December 31, 1996, respectively            11,241            7,637

  Debt issuance costs, net of accumulated
   amortization of $3,666,000 and $2,942,000
   at June 30, 1997 and December 31, 1996,
   respectively                                   15,356           15,963
                                              -----------      -----------
                                                 192,035          255,491
                                              -----------      -----------
                                              $  840,562       $  814,669
                                              ===========      ===========

 See accompanying notes to condensed consolidated financial statements.

                                 4                           (continued)

                    SHOWBOAT, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1997 AND DECEMBER 31, 1996
                              (continued)


                                               June 30,        December 31,
LIABILITIES AND SHAREHOLDERS'EQUITY              1997              1996
--------------------------------             ------------     -------------
                                             (unaudited)
                                                    (In thousands)
Current liabilities
  Current maturities of long-term debt -
  with recourse                               $         27       $       25
  Current maturities of long-term debt -
  without recourse                                   5,284                -
  Accounts payable                                  27,623           17,688
  Dividends payable                                    403              405
  Accured liabilities                               47,644           41,933
                                              -------------      -----------
     Total current liabilities                      80,981           60,051
                                              -------------      -----------
Long-term debt, excluding current maturities
  Debt with recourse                               392,893          392,719
  Debt without recourse                            154,609          140,000
                                              -------------      -----------
                                                   547,502          532,719

Other liabilities                                    3,386            4,866
                                              -------------      -----------
Deferred income taxes                               24,004           24,888
                                              -------------      -----------

Shareholders' equity:
  Preferred stock, $1 par value; 1,000,000
   shares authorized; none issued
  Common stock, $1 par value; 50,000,000
   shares authorized; issued 16,252,169
   shares at June 30, 1997 and 16,181,199
   at December 31, 1996                             16,252           16,181
   Additional paid-in capital                       89,114           87,698
   Retained earnings                                82,899           84,828
                                              -------------      -----------
                                                   188,265          188,707

Cumulative foreign currency translation
  adjustment                                           976            4,773
Cost of common stock in treasury, 151,250
  shares at June 30, 1997 and -0- shares at
  December 31, 1996                                 (3,026)               -
Unearned compensation for restricted stock          (1,526)          (1,335)
                                              --------------     -----------
  Total shareholders'equity                        184,689          192,145
                                              --------------     -----------
                                              $    840,562       $  814,669
                                              ==============     ===========

See accompanying notes to condensed consolidated financial statements.

                   SHOWBOAT, INC AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                             (unaudited)
                (In thousands except per share data)

                                                1997             1996
                                            ------------     ------------
Revenues:
  Casino                                     $    134,244      $     95,858
  Food and beverage                                16,415            14,119
  Rooms                                             6,639             6,632
  Management fees                                     837                 -
  Sports and special events                           820               855
  Other                                             1,938             1,898
                                              ------------      ------------
                                                  160,893           119,362
Less complimentaries                               11,588            10,137
                                              ------------      ------------
  Net revenues                                    149,305           109,225
                                              ------------      ------------
Operating costs and expenses:
  Casino                                           67,284            47,876
  Food and beverage                                 9,989             8,181
  Rooms                                             1,651             1,870
  Sports and special events                           683               630
  General and administrative                       36,204            29,407
  Selling, advertising and promotion                6,762             2,871
  Depreciation and amortization                    10,574             8,308
  Preopening costs                                  9,577                 -
                                               -----------       -----------
                                                  142,724            99,143
                                               -----------       -----------

Income from consolidated subsidiaries               6,581            10,082
Equity in income of unconsolidated affiliate          540                 -
                                               -----------       -----------
Income from operations                              7,121            10,082
                                               -----------       -----------
Other (income) expense:
 Interest income                                   (1,124)           (3,034)
 Interest expense, net of amounts capitalized      12,436            11,738
                                               -----------       -----------
                                                   11,312             8,704
                                               -----------       -----------
Income (loss) before income taxes and
 minority interest                                 (4,191)            1,378
Minority interest share of loss                       598               828
                                               -----------       -----------

Income (loss) before income taxes                  (3,593)            2,206
Income tax expense (benefit)                       (1,594)            1,070
                                               -----------       -----------
Net income (loss)                            $     (1,999)     $      1,136
                                               ===========       ===========

Net income (loss) per common and
 equivalent share                            $      (0.12)     $       0.07
Shares used in per share calculation           16,218,119        16,428,966


See accompanying notes to condensed consolidated financial statements.

                       SHOWBOAT, INC AND SUBSIDIARIES
	              	 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (unaudited)
                     (In thousands except per share data)

                                                     1997              1996
                                                ------------     -------------
Revenues:
 Casino                                       $     226,841     $     185,848
 Food and beverage                                   29,477            27,110
 Rooms                                               12,309            12,428
 Management fees                                        837                 -
 Sports and special events                            1,797             1,903
 Other                                                3,178             2,911
                                                ------------      ------------
                                                    274,439           230,200
Less complimentaries                                 21,101            18,385
                                                ------------      ------------
 Net revenues                                       253,338           211,815
                                                ------------      ------------
Operating costs and expenses:
 Casino                                             115,602            92,101
 Food and beverage                                   17,380            16,267
 Rooms                                                3,440             4,007
 Sports and special events                            1,593             1,451
 General and administrative                          64,587            57,782
 Selling, advertising and promotion                   8,767             5,360
 Depreciation and amortization                       18,903            16,326
 Preopening costs                                     9,577                 -
                                                -----------      -------------
                                                    239,849           193,294
                                                ------------     -------------
Income from consolidated subsidiaries                13,489            18,521
Equity in income of unconsolidated affiliate          2,003                 -
                                                ------------     -------------
Income from operations                               15,492            18,521
                                                ------------     -------------
Other (income) expense:
 Interest income                                     (2,978)           (4,430)
 Interest expense, net of amounts capitalized        21,392            19,275
 Write down of investment in affiliate                    -             3,902
                                                ------------     -------------
                                                     18,414            18,747

Loss before income taxes and minority interest       (2,922)             (226)
 Minority interest share of loss                        747               835
                                                ------------      ------------
Income (loss) before income taxes                    (2,175)              609
Income tax expense (benefit)                         (1,055)              274
                                                ------------      ------------
Net income (loss)                             $      (1,120)    $         335
                                                ============      ============


Net income (loss) per common and
 equivalent share                             $       (0.07)    $        0.02
Shares used in per share calculation             16,267,433        16,213,182


See accompanying notes to condensed consolidated finanical statements.

                     SHOWBOAT, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)

                                                     1997              1996
                                                -------------     ------------
                                                         (In thousands)

Net cash provided by operating activities        $    18,701       $   20,038
                                                   ----------        ---------

Cash flows from investing activities:
  Acquisition of property and equipment              (77,307)         (39,424)
  Investment in unconsolidated affiliate              (5,823)          (5,823)
  (Increase) decrease in restricted cash and
    investments in consolidated affiliate             64,408         (145,474)
  Deposit for Casino Reinvestment
    Development Authority obligation                  (2,014)          (1,964)
  Sale of short term investments                      11,620                -
  Other                                                  554              184
                                                   ----------       ----------
    Net cash used in investing activities             (8,562)        (192,501)
                                                   ----------       ----------
Cash flows from financing activities:
  Principal payments of long-term debt                  (739)             (12)
  Proceeds from issuance of long-term debt             9,636          140,000
  Debt issuance costs                                   (116)          (6,105)
  Proceeds from employee stock option exercises          128            5,331
  Payment of dividends                                  (811)            (788)
  Minority interest contributions                          -               77
  Repurchase of shares for treasury stock             (3,043)               -
                                                   ----------       ----------
   Net cash provided by financing activities           5,055          138,503
                                                   ----------       ----------
Net increase (decrease) in cash and
  cash equivalents                                    15,194          (33,960)
Cash and cash equivalents at beginning of period      60,287          106,927
                                                   ----------       ----------
Cash and cash equivalents at end of period       $    75,481       $   72,967
                                                   ==========       ==========

Supplemental disclosures of cash flow
  information and non-cash investing and
  financing activities:
   Cash paid during the period for:
   Interest, net of amounts capitalized               20,209           13,669
   Income taxes                                          495            2,524

   Increase (decrease) in property and
    equipment aquisitions included in
    construction contracts and retentions
    payable                                            6,409           (1,864)
   Foreign currency translation adjustment            (3,797)           4,070
   Equipment acquired under capital leases            10,984                -


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

        The accompanying unaudited condensed consolidated financial statements contain all adjustments of a recurring nature, which in the opinion of managment, are necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year. Certain prior period balances have been reclassified to conform to the current period's presentation.

	Preopening Costs

        Effective January 1, 1997, the Company changed its method of accounting for preopening costs. Preopening costs will be immediately expensed when a new facility opens for business rather than amortized over a period not to exceed one year as was previously done. Expensing these costs at the date of opening is a general industry practice and will provide a better comparison of the Company's operations to other gaming companies. This change in accounting resulted in a $9,577,000 charge to operations for the three months and the six months ended
June 30, 1997. There is no cummulative effect as of January 1, 1997 of this accounting change.

        If the new method of accounting for preopening costs had been applied as of January 1, 1996, the equity in income of unconsolidated affiliate would have increased resulting in net income for the three months and six months ended June 30, 1996 of 1,856,000 and 1,613,000, respectively. Earnings per share for the three months and six months ended June 30, 1996 would have increased to $.11 and $.10, respectively.

2.  LONG TERM DEBT

        The Company's increase in long term debt was due to the completion of certain capital lease financing ("Capital Lease") by the Company's 55% owned affiliate Showboat Marina Casino Partnership
(SMCP) in March of 1997. The total amount borrowed under the Capital Lease was approximately $11.0 million. The term of the lease is 48 months and accrues interest at 11.0%.

                                  9                   (continued)

                SHOWBOAT, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  LONG TERM DEBT (continued)

        SMCP also secured additional equipment financing from FINOVA Capital Corporation of approximately $10.0 million in June of 1997. The FINOVA equipment financing was secured by certain equipment purchased during the construction of the casino. The term of the FINOVA financing was for a period of three years and the financing accrues interest at 11.1%.

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

        The Company will adopt Statement 128 in the fourth quarter of 1997. The pro forma impact of Statement 128 on the three months and six months ended June 30, 1997 is basic and diluted EPS would have been $(.12) and $(.07), respectively.

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" (SFAS
No. 129). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The company intends to comply with the disclosure requirements of this statement which is effective for periods ending after December 15, 1997.

        In June 1997, the Financial Accounting Standards Board issued SFAS
No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact of this pronouncement on the Company's financial statements.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact of this pronouncement on the Company's financial statements.

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

                                 10                         (continued)

                       SHOWBOAT, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  COMMITMENTS AND CONTINGENCIES  (continued)

        As previously disclosed in the Company's 1996 year end financial statements and management's discussion and analysis of financial condition and results of operations, the Company entered into a completion guarantee to complete the East Chicago Showboat up to a maximum aggregate amount of $30.0 million. On April 18, 1997, the East Chicago Showboat commenced operations and the Company's obligations under the completion guarantee were terminated. The Company was not required to provide any funds under the completion guarantee. In addition, the Company entered into a standby equity commitment pursuant to which it will cause to be made up to an aggregate of $30.0 million in additional capital contributions to the East Chicago Showboat if, during the first three full four fiscal quarters following the commencement of operations at the East Chicago Showboat, the project's combined cash flow (as defined) is less than $35.0 million for any one such full four quarter period. However, in no event will the Company be required to cause to be contributed to the East Chicago Showboat more than $15.0 million in respect of any such full four quarter period.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

	Showboat, Inc. and subsidiaries (collectively the "Company" or "SBO") is an international gaming company which owns and operates the Atlantic City
Showboat Casino and Hotel in Atlantic City, New Jersey (the "Atlantic City
Showboat"), the Las Vegas Showboat Hotel, Casino and Bowling Center in
Las Vegas, Nevada (the "Las Vegas Showboat"), owns a 24.6% equity interest in, and manages through subsidiaries, the Sydney Harbour Casino located in
Sydney, New South Wales, Australia ("Sydney Harbour Casino") and owns through subsidiaries a 55% interest in, and manages, the Showboat Mardi Gras Casino located in East Chicago, Indiana (the "East Chicago Showboat"), which commenced operations April 18, 1997.

	Information contained in this quarterly report is supplemental to disclosures in the Company's year end financial reports. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the management's discussion and analysis of financial conditions and results of operations included in the Company's December 31, 1996 Annual Report on Form 10-K.

	As used in this management's discussion and analysis of financial condition and results of operations, amounts in Australian dollars are denoted as "A$". As of June 30, 1997, the exchange rate was approximately US$.7525 for each A$1.00.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

Comparison of Operating Results for the three months ended June 30, 1997 and 1996 Financial Highlights


Three months ended June 30,        1997       1996     Variance    Percent
----------------------------------------------------------------------------
(Dollars in thousands)

Gross revenues
  Atlantic City Showboat         107,401    102,765      4,636        4.5%
  Las Vegas Showboat              17,134     16,597        537        3.2%
  Showboat Australia - Mgt. Fee      837          -        837         N/A
  East Chicago Showboat           35,521          -     35,521         N/A
                                 --------   --------   --------     -------
                                 160,893    119,362     41,531       34.8%
                                 --------   --------   --------     -------

Net revenues
  Atlantic City Showboat          97,452     93,696      3,756        4.0%
  Las Vegas Showboat              16,176     15,529        647        4.2%
  Showboat Australia - Mgt. Fee      837          -        837         N/A
  East Chicago Showboat           34,840          -     34,840         N/A
                                 --------   --------   --------     -------
                                 149,305    109,225     40,080       36.7%
                                 --------   --------   --------     -------

                                 12                        (continued)

Comparison of Operating Results for the three months ended June 30, 1997 and 1996 Financial Highlights (continued)


Three months ended June 30,        1997       1996     Variance    Percent
-----------------------------------------------------------------------------
(Dollars in thousands)

Income from Operations
  Atlantic City Showboat          17,627     16,711        916        5.5%
  Las Vegas Showboat              (1,051)    (2,467)     1,416       57.4%
  Corporate and development       (4,322)    (4,125)      (197)      (4.8%)
  Showboat Australia- Mgmt. Fee      764        (37)       801     2164.9%
  Sydney Harbour Casino              540         -         540         N/A
  East Chicago Showboat            3,140         -       3,140         N/A
  East Chicago Showboat-
   preopening                     (9,577)        -      (9,577)        N/A
                                 --------   --------   --------   ----------
                                   7,121     10,082     (2,961)     (29.4%)
                                 --------   --------   --------   ----------

EBITDA *
  Atlantic City Showboat          24,097     23,363        734        3.1%
  Las Vegas Showboat                 519       (891)     1,410      158.2%
  Corporate and development       (4,217)    (4,045)      (172)      (4.3%)
  Showboat Australia - Mgmt. Fee     764        (37)       801     2164.9%
  Sydney Harbour Casino              540        -          540         N/A
  East Chicago Showboat            5,569        -        5,569         N/A
  East Chicago Showboat-
  preopening                      (9,577)       -       (9,577)        N/A
                                 --------   --------   --------   ----------
                                  17,695     18,390       (695)      (3.8%)
                                 --------   --------   --------   ----------

* EBITDA is defined as income from operations before depreciation and amortization. EBITDA should not be construed as a substitute for income from operations, net earnings (loss) and cash flow from operating activities determined in accordance with Generally Accepted Accounting Principles ("GAAP"). The Company has included EBITDA because it believes it is commonly used by certain investors and analysts to analyze and compare gaming companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.

Revenues

         Gross revenues for the quarter ended June 30, 1997, increased
$41.5 million or 34.8% over the same period in 1996 due primarily to the inclusion of $35.5 million of revenues from the East Chicago Showboat and the recognition of $.8 million of management fees from the Company's affiliate Sydney Harbour Casino. The increase in gross revenues was offset by a $1.5 million or 14.3% increase in complimentaries, resulting in a $40.1 million or 36.7% increase in net revenues for the second quarter 1997.

                                  13                        (continued)

        The Atlantic City Showboat's gross revenue for the second quarter 1997 compared to the second quarter 1996 increased $4.6 million or 4.5% and was attributable to a $4.8 million or 5.6% increase in casino revenues. The increase in casino revenues was due to the $6.4 million or 9.8% increase in slot revenue attributable to the addition of approximately 80 slot machines during the second quarter of 1997 compared to the same period in 1996. This increase was partially offset by the $1.7 million or 8.9% decline in table games revenue attributable to the decline in table games hold percent of 13.9% in the second quarter compared to 15.3% in the same quarter of 1996. Net revenues increased $3.8 million or 4.0% after recognition of a $.9 million or 9.7% increase in complimentaries in the second quarter of 1997.

        The Las Vegas Showboat's net revenues improved $.6 million or 4.2% in the second quarter 1997 compared to the second quarter 1996 primarily due to a $.7 million or 6.8% increase in casino revenues. The increase in casino revenues primarily resulted from a $.6 million or 6.5% increase in slot revenue. Revenue improvements were achieved through focused marketing activities aided by the fact that there were no significant capacity increases in the market until the end of the June 1997 quarter. At the end of the June quarter, capacity on the Boulder Strip increased 21% due to the opening of a new hotel casino.

        The Company recorded a management fee for the first time of $.8 million from Sydney Harbour Casino. Due to an agreement with the Sydney Harbour Casino, the first A$19.1 million of management fees were forgiven. The Company also recognized consolidated net revenues of $34.8 million from the 55% owned East Chicago Showboat which commenced operations
April 18, 1997.

Income From Operations

        The Company's income from operations in the second quarter 1997 declined $3.0 million or 29.4% compared to the same period in 1996. The decline was principally due to the $9.6 million write off of preopening expenses, partially offset by the positive operating results of $3.1 million for the East Chicago Showboat. The Company is reviewing the operations of the East Chicago Showboat in an effort to improve profitability. Also offsetting the decline was the improved operating results at the Las Vegas Showboat, and the equity contribution of $.5 million and net management fees of $.8 million from the Sydney Harbour Casino.

        The Atlantic City Showboat's income from operations before management fees increased $.9 million or 5.5% in the quarter ended June 30, 1997 compared to the same period in 1996. This increase is attributable to the improvement in net revenues though partially offset by the increase in promotional expenses of $1.2 million and a $.9 million increase in costs associated with multicasino progressive slot machines during the second quarter 1997.

        The Las Vegas Showboat's income from operations before management fees and intercompany rent increased $1.4 million or 57.4% in the quarter ended June 30, 1997 compared to the same period in 1996. The increase is attributable to the 6.8% increase in casino revenue coupled with cost control activities.

                                 14                       (continued)

Net Income (loss)

        The Company recorded a net loss of $2.0 million or $(.12) per share in the quarter ended June 30, 1997. Net income in the second quarter of 1997 was negatively impacted as the East Chicago Showboat incurred $9.6 million in preopening expenses. The after tax effect to the Company of the write-off of the preopening expenses was $4.9 million or $.30 per share. In addition, the East Chicago Showboat incurred a $1.3 million pre-tax loss of which the Company's after tax share was $.4 million or $(.02) per share. Showboat, Inc. recognized approximately 95% of the East Chicago Showboat's pre-tax loss due to its minority partner's inability to absorb its share of losses from its capital account. In future periods, the Company will recognize more than its 55% ownership interest, of the East Chicago Showboat's net income, until the Company has recovered the losses recognized related to its minority partner. For the same period 1996, the Company recorded net income of $1.1 million or $.07 per share. The 1996 results included the after tax effect of the write-off of preopening expenses at Sydney Harbour Casino of $.7 million or $.04 per share.

Six Months Ended June 30, 1997 Compared to Six Months ended June 30, 1996

Comparison of Operating Results for the six months ended June 30, 1997 and 1996 Financial Highlights


Six months ended June 30,          1997       1996    Variance   Percent
---------------------------------------------------------------------------
(Dollars in thousands)

Gross revenues
  Atlantic City Showboat         203,643    195,440      8,203         4.2%
  Las Vegas Showboat              34,438     34,760       (322)       (0.9%)
  Showboat Australia - Mgt. Fee      837          -        837         N/A
  East Chicago Showboat           35,521          -     35,521         N/A
                                 --------   --------    -------     --------
                                 274,439    230,200     44,239        19.2%
                                 --------   --------    -------     --------
Net revenues
  Atlantic City Showboat         185,277    179,283      5,994         3.3%
  Las Vegas Showboat              32,384     32,532       (148)       (0.5%)
  Showboat Australia - Mgt. Fee      837          -        837         N/A
  East Chicago Showboat           34,840          -     34,840         N/A
                                 --------   --------    -------     --------
                                 253,338    211,815     41,523        19.6%
                                 --------   --------    -------     --------

                                 15                          (continued)

Comparison of Operating Results for the six months ended June 30, 1997 and 1996 Financial Highlights (continued)


Six months ended June 30,        1997       1996    Variance   Percent
---------------------------------------------------------------------------
(Dollars in thousands)
Income from Operations
  Atlantic City Showboat         30,141      30,137          4        N/A
  Las Vegas Showboat             (2,577)     (3,310)       733       22.1%
  Corporate and development      (8,112)     (8,235)       123        1.5%
  Showboat Australia- Mgmt. Fee     474         (71)       545      767.6%
  Sydney Harbour Casino           2,003           -      2,003        N/A
  East Chicago Showboat           3,140           -      3,140        N/A
  East Chicago Showboat-
  preopening                     (9,577)          -     (9,577)       N/A
                                ---------   --------   --------    --------
                                 15,492      18,521     (3,029)     (16.4%)
                                ---------   --------   --------    --------
EBITDA *
 Atlantic City Showboat          43,290      43,437       (147)      (0.3%)
 Las Vegas Showboat                 540        (457)       997      218.2%
 Corporate and development       (7,904)     (8,062)       158        2.0%
 Showboat Australia- Mgmt. Fee      474         (71)       545      767.6%
 Sydney Harbour Casino            2,003           -      2,003        N/A
 East Chicago Showboat            5,569           -      5,569        N/A
 East Chicago Showboat-
 preopening                      (9,577)          -     (9,577)       N/A
                                --------    --------   --------    --------
                                 34,395      34,847       (452)      (1.3%)
                                --------    --------   --------    --------

* EBITDA is defined as income from operations before depreciation and amortization. EBITDA should not be construed as a substitute for income from operations, net earnings (loss) and cash flow from operating activities determined in accordance with Generally Accepted Accounting Principles ("GAAP"). The Company has included EBITDA because it believes it is commonly used by certain investors and analysts to analyze and compare gaming companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.

Revenues

        Gross revenues for the six months ended June 30, 1997, increased $44.2 million or 19.2% compared to the same period in 1996. This increase is primarily attributable to the $35.5 million of revenues from the East Chicago Showboat. Complimentaries rose $2.7 million during the first six months of 1997 resulting in a $41.5 million or 19.6% increase in net revenues.

                                 16                      (continued)

        The Atlantic City Showboat's gross revenues increased $8.2 million or 4.2% during the first six months ended June 30, 1997 compared to the same period in 1996. This increase is attributed to an $8.1 million or 4.9% increase in casino revenues tied to the $9.7 million or 7.8% growth in slot revenue. Table games revenue declined $1.7 million or 4.5% in the first six months of 1997 compared to 1996 due primarily to decline in table games hold percent to 14.3% in 1997 compared to 16.0% in 1996. The increase in gross revenues was partially offset by the $2.2 million or 13.7% increase in the cost of complimentaries, resulting in a $6.0 million or 3.3% increase in net revenues.

        Revenues at the Las Vegas Showboat were relatively unchanged during the comparative six month periods.

        The Company recorded a management fee for the first time of $.8 million from Sydney Harbour Casino. Due to an agreement with the Sydney Harbour Casino, the first A$19.1 million of management fees were forgiven. The Company also recognized consolidated net revenues of $34.8 million from the 55% owned East Chicago Showboat which commenced operations April 18, 1997.

Income From Operations

        The Company's income from operations for the six months ended June 30, 1997, decreased $3.0 million or 16.4% over the same period in the prior year. The decrease is primarily attributable to the $9.6 million write-off of preopening expenses offset by the positive operating results of $3.1 million for the East Chicago Showboat. The Company is reviewing the operations of the East Chicago Showboat in an effort to improve profitability. This net decrease was partially offset by the $2.0 million equity contribution and the $.5 million of net management fees from Sydney Harbour Casino.

        The Atlantic City Showboat's income from operations remained flat during the six months ended June 30, 1997 compared to the same period in 1996.

        The Las Vegas Showboat's income from operations increased $.7 million or 22.1% for the six months ended June 30, 1997 compared to the same period in 1996. This increase was realized principally through cost control programs implemented at the property.

Net Income (Loss)

        The Company recorded a net loss of $1.1 million or $(.07) per share for the six months ended June 30, 1997. Net income in 1997 was negatively impacted as the East Chicago Showboat incurred $9.6 million in preopening expenses. The after tax effect to the Company of the write-off of the preopening expenses was $4.9 million or $.30 per share. In addition, the East Chicago Showboat incurred a $1.7 million pre-tax loss of which the Company's after tax share was $.5 million or $(.03) per share. Showboat, Inc. recognized approximately 95% of the East Chicago Showboat's pre-tax loss due to its minority partner's inability to absorb its share of losses from its capital account. In future periods, the Company will recongnize more than its 55% ownership interest, of East Chicago Showboat's net income, until the Company has recovered the losses recognized related to its minority partner. For the same period 1996, the Company reported net income of $.3 million or $.02 per share. The 1996 results reflect an after tax loss of $2.5 million or $.15 per share for the write-off of an investment in the Randolph Riverboat project and an after tax write-off of preopening expenses of $1.3 million or $.08 per share for the Sydney Harbour Casino.

MATERIAL CHANGES IN FINANCIAL CONDITION

        As of June 30, 1997 the Company held cash and cash equivalents of $75.5 million and short term investments of $17.2 million compared to $60.3 million and $28.8 million respectively at December 31, 1996.

        During the six months ended June 30, 1997, the Company expended approximately $21.4 million on capital improvements at its Las Vegas and Atlantic City facilities, which were funded by operations. In addition, the Company expended approximately $55.9 million on construction costs at the East Chicago Showboat, which were principally funded from the proceeds of the $140.0 million, 13 1/2% First Mortgage Notes which were issued by the East Chicago Showboat in March of 1996.

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

        As previously disclosed in the Company's 1996 year end financial statements and management's discussion and analysis of financial condition and results of operations, the Company entered into a completion guarantee to complete the East Chicago Showboat up to a maximum aggregate amount of $30.0 million. On April 18, 1997, the East Chicago Showboat commenced operations and the Company's obligations under the completion guarantee were terminated. The Company was not required to provide any funds under the completion guarantee. In addition, the Company entered into a standby equity commitment pursuant to which it will cause to be made up to an aggregate of $30.0 million in additional capital contributions to the East Chicago Showboat if, during the first three full four fiscal quarters following the commencement of operations at the East Chicago Showboat, the project's combined cash flow (as defined) is less than $35.0 million for any one such full four quarter period. However, in no event will the Company be required to cause to be contributed to the East Chicago Showboat more than $15.0 million in respect of any such full four quarter period.

        On June 9, 1997, the Company announced that it will not seek the necessary regulatory approvals for the tribal management agreement and related documents with the Lummi Indian Nation for a proposed Class III casino located between Bellingham, Washington, and Vancouver, British Columbia, and has withdrawn from the pursuit of this project.

        The Company believes that it has sufficient capital resources, including its existing cash balances, anticipated operating cash flows and existing borrowing capacity, to meet the cash requirements of its existing operations. The Company's ability to draw on the $25.0 million revolving line of credit with Fleet Bank N.A. (successor to Nat West
Bank N.A.) expired in July 1997. The Company is currently seeking a replacement line of credit with Fleet Bank N.A. The ability of the Company to satisfy its cash requirements will be dependent upon the future performance of its casino hotels which will continue to be influenced by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. As the Company realizes expansion opportunities, the Company will need to make significant capital investments in such opportunities and additional financing will be required. The Company anticipates that additional funds will be obtained through loans or public offerings of equity or debt securities, although no assurance can be made that such funds will be available or at interest rates acceptable to the Company. Additionally, the Company's ability to make certain payments and to incur additional indebtedness is restricted due to its indentures governing its 9 1/4% First Mortgage Bonds due 2008 and 13% Senior Subordinated Notes due 2009. A description of these restrictions is contained in management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the period ended December 31, 1996. No assurance can be given that the Company will in the future meet the terms of the indentures permitting it to make restricted payments or incur indebtedness.

        All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability to obtain necessary regulatory approvals or changes in regulations affecting the gaming industry; the ability of the Company to comply with the Indentures for its 9 1/4% Mortgage Bonds and 13% Senior Subordinated Indebtedness; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company cautions the readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform
Act of 1995 and, as such, speak only as of the date made.

                     SHOWBOAT, INC AND SUBSIDIARIES
                       PART II, OTHER INFORMATION


ITEM 1.     Legal Proceedings

            "Doug Grant, Inc. et al. v. Greate Bay Casino Corporation et al.," instituted on July 28, 1997, in the Superior Court of New Jersey, Middlesex County, Law Division. The Company was served with the Complaint on July 31, 1997. The casino operators in Atlantic City, including the Company, and others were named defendants in the action, which alleges that the casino operators treated plaintiffs differently due to the fact they were known or suspected "card counters" and that the operators shared information on such individuals. The action is ostensibly based on purported violations of state and federal RICO and antitrust laws and various common law causes of action and state consumer protections law.
The Company is currently reviewing the complaint and intends to vigorously defend the action.

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

ITEM 2.     Changes in Securities
     	      Not applicable.

ITEM 3.     Defaults Upon Senior Securities
     	      Not applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders
              (a) The Company's annual meeting of Shareholders was held on May 29, 1997.
              (b)  Directors Elected at the Meeting and the Remaining
                   Directors
              (i)  Directors Elected at the Meeting:

                Name:                           Term Expiring in the Year:
            John D. Gaughan                                2000
            Frank A. Modica                                2000
            H. Gregory Nasky                               2000
            J. Kell Houssels, III                          2000

              (ii) Directors whose Term of Office Continued after the
                   Meeting:

                Name:                           Term Expiring in the Year:
            J. K. Houssels                                 1998
            William C. Richardson                          1998
            Jeanne S. Stewart                              1998
            George A. Zettler                              1999
            Carolyn M. Sparks                              1999

                                  20                   (continued)

                       SHOWBOAT, INC AND SUBSIDIARIES
                         PART II, OTHER INFORMATION
                                (continued)


ITEM 4.       (continued)

              (c)  Matters Voted Upon at the Meeting

              (i)  Votes for the Election of Directors:

           Nominee:                "For" Votes     Withheld Votes    Abstain
           John D. Gaughan          12,334,031         762,336         0
           Frank A. Modica          12,374,581         721,786         0
           H. Gregory Nasky         12,374,381         721,986         0
           J. Kell Houssels, III    12,374,556         721,811         0

              (ii) Votes to Approve the Showboat, Inc. 1996 Stock Appreciation Rights Plan:

	    "For" Votes       "Against" Votes       Abstain/Broker Non-Votes
	     9,834,867           2,473,860               787,640

              (iii) Votes to ratify the selection of the appointment of KPMG Peat Marwick as independent public accountants for the year ended December 31, 1997:

      	    "For" Votes        "Against" Votes       Abstain/Broker Non-Votes
            13,072,153              14,508                       9,706

ITEM 5.     Other Information
     	      Not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K

	    (a)  Exhibits


 Exhibit No.                                 Description
----------------              ---------------------------------------

   27.01                           Financial Data Schedule

	    (b)  Reports on Form 8-K
          		 None

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Showboat, Inc.
                                              Registrant


Date:      August 14, 1997                     /s/ J. KELL HOUSSELS, III
     ------------------------                  -------------------------
                                               J. KELL HOUSSELS, III,
                                               President and Chief
                                               Executive Officer


Date:      August 14, 1997                     /s/ R. CRAIG BIRD
     ------------------------                  --------------------------
                                               R. CRAIG BIRD, Executive
                                               Vice President - Finance and
                                               Administrative and Chief
                                               Financial Officer