Form 10-Q
period 1997-09-30
SHOWBOAT INC
filed 1997-11-13
CIK 89966

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q


(Mark One)
( XX ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:          September 30, 1997
                                    --------------------------------------

                                 OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:                 to
                                    ----------------    ------------------

Commission file number:                       1-7123
                        --------------------------------------------------

                           SHOWBOAT, INC.
--------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          NEVADA                                      88-0090766
--------------------------------        -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

2800 FREMONT STREET, LAS VEGAS NEVADA                   89104-4035
----------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                (702) 385-9123
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                         NOT APPLICABLE
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              YES   X     NO
                                                 ------     ---------

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock - $1 Par Value,
      and Preferred Stock Purchase Rights     16,095,850 shares outstanding
      -----------------------------------     ------------------------------

                   SHOWBOAT, INC. AND SUBSIDIARIES
                                INDEX

Part I       FINANCIAL INFORMATION                              Page No.

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -
              September 30, 1997 and December  31,
              1996                                                 4-5

             Condensed Consolidated Statements of Income -
              For the three months ended September 30,
              1997 and 1996                                          6

             Condensed Consolidated Statements of Income -
              For the nine months ended September 30,
              1997 and 1996                                          7

             Condensed Consolidated Statements of Cash Flows -
              For the nine months ended September 30,
              1997 and 1996                                          8

             Notes to the Condensed Consolidated Financial
              Statements                                           9-11

     Item 2. Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                       12-21


PART II      OTHER INFORMATION

               ITEMS 1 - 6                                           22

               SIGNATURES                                            23

     Item 1.   Financial Statements

                         SHOWBOAT, INC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                     September 30,        December 31,
         ASSETS                          1997                 1996
---------------------------         ----------------    -------------------
                                       (unaudited)
                                             (In thousands)
Current assets:
 Cash and cash equivalents          $   76,743           $     60,287
 Short term investments                 14,424                 28,848
 Receivables, net                       15,120                 12,402
 Income tax receivable                     185                  2,396
 Inventories                             3,132                  2,785
 Prepaid expenses                        7,904                  4,470
 Current deferred income taxes           6,752                  7,802
                                    ----------------     ------------------
    Total current assets               124,260                118,990
                                    ----------------     ------------------
Property and equipment                 735,877                651,486
Less accumulated depreciation
  and amortization                     232,611                211,298
                                    ----------------     ------------------
                                       503,266                440,188
                                    ----------------     ------------------
Other assets:
 Restricted cash and investment            900                 69,601

 Investment in unconsolidated
  affiliate                            140,498                138,964

 Deposits and other assets              26,474                 23,326

 Economic development and licensing
  costs, net of accumulated
  amortization of $499,000 and -0-
  at September 30, 1997 and
  December 31, 1996, respectively       10,996                  7,637

 Debt issuance costs, net of
  accumulated amortization of
  $4,214,000 and $2,942,000 at
  September 30, 1997 and
  December 31, 1996, respectively       14,848                 15,963
                                    ----------------     ------------------
                                       193,716                255,491
                                    ----------------     ------------------
                                    $  821,242           $    814,669
                                    ================     ===================

See accompanying notes to condensed consolidated financial statements.

                                     4                          (continued)

                         SHOWBOAT, INC AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (continued)



                                        September 30,      December 31,
LIABILITIES AND SHAREHOLDERS'EQUITY          1997              1996
-----------------------------------     -------------      --------------
                                          (unaudited)
                                                (In thousands)
Current liabilities
 Current maturities of long-term
  debt - with recourse                  $       28           $      25
 Current maturities of long-term
  debt - without recourse                    5,407                   -
 Accounts payable                           11,242              17,688
 Dividends payable                             403                 405
 Accured liabilities                        47,394              41,933
                                        -------------      --------------
    Total current liabilities               64,474              60,051
                                        -------------      --------------
Long-term debt, excluding current
 maturities
 Debt with recourse                        392,980             392,719
 Debt without recourse                     153,413             140,000
                                        -------------      --------------
                                           546,393            532,719
Other liabilities                            3,733              4,866
                                        -------------      --------------
Deferred income taxes                       21,336             24,888
                                        -------------      --------------
Shareholders' equity:
 Preferred stock, $1 par value;
  1,000,000 shares authorized; none
  issued
 Common stock, $1 par value; 50,000,000
  shares authorized; issued 16,228,569
  shares at September 30, 1997 and
  16,181,199 at December 31, 1996           16,229             16,181
 Additional paid-in captial                 88,574             87,698
 Retained earnings                          86,008             84,828
                                        -------------      --------------
                                           190,811            488,707


Cumulative foreign currency
 translation adjustment                     (1,590)             4,773
Cost of common stock in treasury,
 138,120 shares at September 30, 1997
 and -0- shares at December 31, 1996        (2,763)                 -
Unearned compensation for restricted
 stock                                      (1,152)            (1,335)
                                        -------------      --------------
   Total shareholders' equity              185,306            192,145
                                        -------------      --------------
                                        $  821,242          $ 814,669
                                        =============      ==============


See accompanying notes to condensed consolidated financial statements.

                                  5

                   SHOWBOAT, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (unaudited)
              (In thousands except per share data)

                                             1997               1996
                                        -------------      --------------
Revenues:
 Casino                                 $  145,842          $ 109,262
 Food and beverage                          17,634             16,323
 Rooms                                       7,055              7,222
 Management fees                             2,236                  -
 Sports and special events                     849                875
 Other                                       1,908              1,613
                                        -------------      --------------
                                           175,524            135,295
Less complimentaries                        13,125             13,053
                                        -------------      --------------
  Net revenues                             162,399            122,242
                                        -------------      --------------
Operating costs and expenses:
 Casino                                     71,391             54,035
 Food and beverage                          10,507              8,625
 Rooms                                       1,848              1,557
 Sports and special events                     702                694
 General and administrative                 38,649             31,715
 Selling, advertising and promotion          8,460              2,379
 Depreciation and amortization              11,453              8,170
                                        -------------      --------------
                                           143,010            107,175
                                        -------------      --------------
Income from consolidated subsidiaries       19,389             15,067
Equity in income of unconsolidated
 affiliate                                   1,000              1,526
                                        -------------      --------------
Income from operations                      20,389             16,593
                                        -------------      --------------
Other (income) expense:
 Interest income                            (1,195)            (2,817)
 Interest expense, net of amounts
  capitalized                               13,440             10,689
                                        -------------      --------------
                                            12,245              7,872
                                        -------------      --------------
Income before income taxes and
 minority interest                           8,144              8,721
Minority interest share of loss                  -                474
                                        -------------      --------------
Income before income taxes                   8,144              9,195
Income tax expense                           4,632              4,294
                                        -------------      --------------
Net income                              $    3,512          $   4,901
                                        =============      ===============

Net income per common and equivalent
 share                                  $     0.22          $    0.30
Shares used in per share calculation    16,162,016         16,274,570

See accompanying notes to condensed consolidated financial statements

                                  6

                    SHOWBOAT, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (unaudited)
                 (In thousands except per share data)

                                             1997               1996
                                        -------------      --------------
Revenues:
 Casino                                 $  372,683          $  295,110
 Food and beverage                          47,111              43,433
 Rooms                                      19,364              19,650
 Management fees                             3,073                   -
 Sports and special events                   2,646               2,778
 Other                                       5,086               4,524
                                        -------------      --------------
                                           449,963            365,495
Less complimentaries                        34,226             31,438
                                        -------------      --------------
   Net revenues                            415,737            334,057
                                        -------------      --------------
Operating costs and expenses:
 Casino                                    186,993            146,136
 Food and beverage                          27,887             24,892
 Rooms                                       5,288              5,564
 Sports and special events                   2,295              2,145
 General and administrative                103,236             89,497
 Selling, advertising and promotion         17,227              7,739
 Depreciation and amortization              30,356             24,496
 Preopening costs                            9,577                  -
                                        -------------      --------------
                                           382,859            300,469
                                        -------------      --------------
Income from consolidated subsidiaries       32,878             33,588
Equity in income of unconsolidated
 affiliate                                   3,003              1,526
                                        -------------      --------------
Income from operations                      35,881             35,114
                                        -------------      --------------
Other (income) expense:
 Interest income                            (4,173)            (7,247)
 Interest expense, net of amounts
  capitalized                               34,832             29,964
 Write down of investment in affiliate           -              3,902
                                        -------------      --------------
                                            30,659             26,619

Income before income taxes and
 minority interest                           5,222              8,495
Minority interest share of loss                747              1,309
                                        -------------      --------------
Income before income taxes                   5,969              9,804
Income tax expense                           3,577              4,568
                                        -------------      --------------
Net income                              $    2,392          $   5,236
                                        =============      ===============

Net income per common and
 equivalent share                       $     0.15          $    0.32

Shares used in per share calculation    16,236,687         16,418,749

See accompanying notes to condensed consolidated financial statements.

                               7

                SHOWBOAT, INC AND SUBSIDIARIES CONDENSED
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                               (unaudited)


                                            1997                1996
                                        -------------      --------------
Cash flows from operating activities:        (In thousands)
 Net cash provided by operating
  activities                            $   33,720          $  35,301
                                        -------------      --------------
Cash flows from investing activities:
 Acquisition of property and equipment     (86,948)           (68,424)
 Investment in unconsolidated affiliate     (8,986)            (8,539)
 (Increase) decrease in restricted cash
  and investments in consolidated
  affiliate                                 63,169           (111,189)
Deposit for Casino Reinvestment
 Development Authority obligation           (3,162)            (2,900)
Sale of short term investments              14,424                  -
 Other                                         585                466
                                        -------------      --------------
 Net cash used in investing activities     (20,918)          (190,586)
                                        -------------      --------------

Cash flows from financing activities:
 Principal payments of long-term debt       (1,819)               (16)
 Proceeds from issuance of long-term debt    9,636            140,000
 Debt issuance costs                          (156)            (6,297)
 Proceeds from employee stock
  option exercises                             250              5,395
 Payment of dividends                       (1,214)            (1,192)
 Minority interest contributions                 -                 77
 Repurchase of shares for treasury stock    (3,043)                 -
                                        -------------      --------------
  Net cash provided by financing
   activities                                3,564            137,967
                                        -------------      --------------
Net increase (decrease) in cash and
 cash equivalents                          16,456             (17,318)
Cash and cash equivalents at
 beginning of period                       60,287             106,927
                                        -------------      --------------
Cash and cash equivalents at end of
 period                                  $ 76,743           $  89,609
                                        =============      ==============
Supplemental disclosures of cash
 flow information and non-cash
 investing and financing activities:
   Cash paid during the period for:
   Interest, net of amounts capitalized    35,047             25,389
   Income taxes                               443              2,209

Increase (decrease) in property and
 equipment acquisitions included in
 construction contracts and retentions
 payable                                   (4,817)               547
Foreign currency translation adjustment    (6,363)              4,258
Equipment acquired under capital leases    10,984                  -


See accompanying notes to condensed consolidated financial statements.

                                 8

                   SHOWBOAT, INC AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

        The accompanying unaudited condensed consolidated financial statements contain all adjustments, which in the opinion of managment, are necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year. Certain prior period balances have been reclassified to conform to the current period's presentation.

     Preopening Costs

        Effective January 1, 1997, the Company changed its method of accounting for preopening costs. Preopening costs will be immediately expensed when a new facility opens for business rather than amortized over a period not to exceed one year as was previously done. Expensing these costs at the date of opening is a general industry practice and will provide a better comparison of the Company's operations to other gaming companies. This change in accounting resulted in a $9,577,000 charge to operations for the nine months ended September 30, 1997. There is no cumulative effect as of January 1, 1997 of this accounting change.

        If the new method of accounting for preopening costs had been applied as of January 1, 1996, the equity in income of unconsolidated affiliate would have resulted in net income for the three months and nine months ended September 30, 1996 of $4,741,000 and $6,354,000, respectively. Earnings per share for the three months and nine months ended September 30, 1996 would have been $.29 and $.39, respectively.

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




                                9                        (continued)

                   SHOWBOAT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  LONG TERM DEBT (continued)

        SMCP also secured additional equipment financing from FINOVA Capital Corporation of approximately $10.0 million in September of 1997. The FINOVA equipment financing was secured by certain equipment purchased during the construction of the casino. The term of the FINOVA financing was for a period of three years and the financing accrues interest at 11.1%.

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

        The Company will adopt Statement 128 in the fourth quarter of 1997. The pro forma impact of Statement 128 on the three months and nine months ended September 30, 1997 is basic and diluted EPS would have been $.22 and $.15, respectively.

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

                                 10                   (continued)

                   SHOWBOAT, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  COMMITMENTS AND CONTINGENCIES

        The Company received an offer to purchase the approximately 10 1/2 acres of real property (the "Atlantic City Parcel") currently leased by the Atlantic City Showboat from Sun International North America, Inc. (the "Landlord") for $110.0 million. The offer was made pursuant to the Lease Agreement requiring the Landlord to first offer the Company the opportunity to purchase the Atlantic City Parcel in the event the Landlord intends to sell the Atlantic City Parcel to a third party. The Company accepted the offer, in accordance with the Lease Agreement and the Company has 90 days from November 7, 1997 to complete the purchase of the Atlantic City Parcel, including obtaining the necessary financing and regulatory approvals necessary for the purchase. No assurance can be given that the Company will obtain the necessary financing for the purchase of the Atlantic City Parcel or that the necessary regulatory approvals, including the approval of the New Jersey Casino Control Commission will be obtained, if at all, in the necessary time frame.

       On May 3, 1997, Publishing & Broadcasting Limited ("PBL") formally advised the Company that PBL had let lapse the agreement in principle to acquire from the Company 10% of the stock of Sydney Harbour Casino Holdings Limited and the right to manage Sydney Harbour Casino. Accordingly, the Company will not receive any of the funds which would have been provided to it upon the sale of those assets described in the agreement in principle. The Company retains its rights to manage Sydney Harbour Casino and is the largest single shareholder (at 24.6%) of Sydney Harbour Casino Holdings Limited.

       As previously disclosed in the Company's 1996 year end financial statements and management's discussion and analysis of financial condition and results of operations, the Company entered into a completion guarantee to complete the East Chicago Showboat up to a maximum aggregate amount of $30.0 million. On April 18, 1997, the East Chicago Showboat commenced operations and the Company's obligations under the completion guarantee were terminated. The Company was not required to provide any funds under the completion guarantee. In addition, the Company entered into a standby equity commitment which requires that if, during any of the first three Operating Years (as defined), the project's Combined Cash Flow (as defined) is less than $35.0 million, the Company will be required to make additional capital contributions to the East Chicago Showboat in the lesser of (a) $15.0 million, or (b) the difference between the $35.0 million and the Operating Year's Combined Cash Flow. The Company's aggregate potential obligation under the standby equity commitment is $30.0 million. The first quarter of the first Operating Year of the East Chicago Showboat ended September 30, 1997 and the Combined Cash Flow for such quarter was approximately $6.0 million. There can be no assurance that the Combined Cash Flow for the current Operating Year, or for any, Operating Year thereafter, will exceed $35.0 million and that the Company will not be required to make additional capital contributions to the East Chicago Showboat in accordance with the standby equity commitment.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

        Showboat, Inc. and subsidiaries (collectively the "Company" or "SBO") is an international gaming company which owns and operates the Atlantic City Showboat Casino and Hotel in Atlantic City, New Jersey (the "Atlantic City Showboat"), the Las Vegas Showboat Hotel, Casino and Bowling Center in
Las Vegas, Nevada (the "Las Vegas Showboat"), owns a 24.6% equity interest in, and manages through subsidiaries, the Sydney Harbour Casino located in Sydney, New South Wales, Australia (the "Sydney Harbour Casino") and owns through subsidiaries a 55% interest in, and manages, the Showboat Mardi Gras Casino located in East Chicago, Indiana (the "East Chicago Showboat"), which commenced operations April 18, 1997.

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

        As used in this management's discussion and analysis of financial condition and results of operations, amounts in Australian dollars are denoted as "A$". As of September 30, 1997, the exchange rate was approximately US$.725 for each A$1.00.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

Comparison of Operating Results for the three months ended
September 30, 1997 and 1996
Financial Highlights (unaudited)

------------------------------------------------------------------------------
Three months ended Septmeber 30,      1997      1996      Variance   Percent
------------------------------------------------------------------------------
(Dollars in thousands)

Gross revenues

  Atlantic City Showboat           $112,817   $118,388    $(5,571)    (4.7)%
  Las Vegas Showboat                 16,642     16,907       (265)    (1.6)%
  Showboat Australia - Mgt. Fee       2,236          -      2,236      N/A
  East Chicago Showboat              43,829          -     43,829      N/A
                                  ----------  ---------   --------   --------
                                   $175,524   $135,295    $40,229     29.7 %
                                  ----------  ---------   --------   --------
Net revenues

  Atlantic City Showboat           $101,828   $106,468    $(4,640)    (4.4)%
  Las Vegas Showboat                 15,697     15,774        (77)     (.5)%
  Showboat Australia - Mgt. Fee       2,236          -      2,236      N/A
  East Chicago Showboat              42,638          -     42,638      N/A
                                  ----------  ---------   --------   --------
                                   $162,399    $122,242   $40,157     32.9 %
                                  ----------  ---------   --------   --------


                                  12                             (continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS  (continued)

Comparison of Operating Results for the three months ended
September 30, 1997 and 1996
Financial Highlights (unaudited)
(continued)

------------------------------------------------------------------------------
Three months ended Septmeber 30,      1997       1996      Variance   Percent
------------------------------------------------------------------------------
(Dollars in thousands)

Income from Operations

  Atlantic City Showboat           $ 20,334    $ 23,069    $(2,735)   (11.9)%
  Las Vegas Showboat                 (1,777)     (3,671)     1,894     51.6 %
  Corporate and development          (4,064)     (4,283)       219      5.1 %
  Showboat Australia - Mgt. Fee       2,167         (48)     2,215  4,614.6 %
  Sydney Harbour Casino               1,000       1,526       (526)   (34.5)%
  East Chicago Showboat               2,729           -      2,729      N/A
                                   ----------  ---------   --------   --------
                                   $ 20,389    $ 16,593    $ 3,796     22.9 %
                                   ----------  ---------   --------   --------

EBITDA *

  Atlantic City Showboat           $ 26,740    $ 29,600    $(2,860)    (9.7)%
  Las Vegas Showboat                   (114)     (2,132)     2,018     94.6 %
  Corporate and development          (3,956)     (4,183)       227      5.4 %
  Showboat Australia - Mgt. Fee       2,167         (48)     2,215  4,614.6 %
  Sydney Harbour Casino               1,000       1,526       (526)   (34.5)%
  East Chicago Showboat               6,005           -      6,005      N/A
                                   ----------  ---------   --------   --------
                                   $ 31,842     $24,763    $ 7,079     28.6 %
                                  ----------  ---------   --------   --------


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


Revenues

       Gross revenues for the quarter ended September 30, 1997, increased $40.2 million or 29.7% over the same period in 1996 due primarily to the inclusion of $43.8 million of revenues from the East Chicago Showboat and the recognition of $2.2 million of management fees from the Company's affiliate Sydney Harbour Casino. Gross revenues were offset by $13.1 million of complimentaries in the third quarter in both years 1997 and 1996, resulting in $162.4 million and $122.2 million in net revenues for the third quarter 1997 and 1996 respectively.

                                 13                      (continued)

        The Atlantic City Showboat's gross revenues for the third quarter
1997 compared to the same quarter of 1996 decreased $5.6 million or 4.7% and was primarily attributable to a $4.4 million or 4.4% decrease in casino revenues. The decrease in casino revenues was principally due to the $3.5 million or 14.6% decrease in table games revenue attributable to the decline in table games hold percent which was 15.0% in the third quarter 1997 compared to 16.0% in the same quarter of 1996. Table games drop also declined 9.1% during the third quarter 1997 compared to the same quarter of 1996 principally due to the addition of new capacity in the market during the third quarter 1997. Slot revenue also decreased $.9 million or 1.2% in the third quarter 1997 due primarily to a decline in marketing by the Company and increased capacity added during the quarter by a competitor. Net revenues decreased $4.6 million or 4.4% in the third quarter of 1997.

        The Las Vegas Showboat's net revenues declined $.1 million or .5% in the third quarter 1997 compared to the third quarter 1996 despite a $.2 million or 1.5% increase in casino revenues. The increase in casino revenues resulted primarily from a reduction of losses in bingo. Slot revenues declined $.3 million, or 3.5%, in the third quarter 1997, principally due to the 21% increase of capacity on the Boulder Strip resulting from the opening of a new hotel casino at the end of the 1997 second quarter. Non-gaming revenues decreased $.4 million or 7.0% in the third quarter 1997, primarily due to the capacity increases.

        The Company recorded a management fee of $2.2 million in the third quarter 1997 from Sydney Harbour Casino. Due to an agreement with the Sydney Harbour Casino, the first A$19.1 million of management fees were forgiven and the Company first started to recognize management fees in the second quarter of 1997. The Company also recognized consolidated net revenues of $42.6 million from the 55% owned East Chicago Showboat which commenced operations April 18, 1997.

Income From Operations

        The Company's income from operations in the third quarter 1997 increased $3.8 million or 22.9% compared to the same period in 1996. The increase was principally due to the recognition of management fees of $2.2 million from the Sydney Harbour Casino, the $1.9 million improvement in operating results at the Las Vegas Showboat and $2.7 million reported from the East Chicago Showboat. Partially offsetting these positive variances was the $2.7 million decline in Atlantic City Showboat's income from operations and a $.5 million decline in equity earnings from the Sydney Harbour Casino.

        The Atlantic City Showboat's income from operations before management fees decline of $2.7 million or 11.9% in the quarter ended September 30, 1997 compared to the same period in 1996 is attributable to the decline in net revenues. Operating costs also declined $1.9 million due primarily to a reduction in promotional costs and $1.0 million decrease in general and administrative expenses, resulting from lower payroll costs.

        The Las Vegas Showboat's income from operations before management fees increased $1.9 million or 51.6% in the quarter ended September 30, 1997 compared to the same period in 1996. The increase is attributable to cost containment activities, the management of expenses in accordance with business levels and more effective marketing.


                                   14                     (continued)

Income From Operations (continued)

        The contribution by the Sydney Harbour Casino increased $1.7 million in third quarter 1997 as compared to the same period in the prior year. This increase is attributed to the recognition of $2.2 million of management fees offset by a $.5 million reduction in equity from the Sydney Harbour Casino. The reduction in equity was due principally to the payment of management fees in 1997. Due to an agreement with the Sydney Harbour Casino, the first A$19.1 million of management fees were forgiven and no management fees were recorded by the Company in 1996. The preopening costs associated with the permanent and interim casino in Sydney Australia were originally budgeted at approximately A$44.8 million. Currently, Sydney Harbour Casino anticipates that the costs that will be incurred for preopening of the permanent facility will be approximately A$55.9 million. The increase in the preopening costs will negatively impact the Company's income from operations in the fourth quarter of 1997. The magnitude of the impact will be dependent upon the actual costs incurred, the proper treatment of the costs under Generally Accepted Accounting Principles and the currency rate between Australia and the United States.

Net Income

        The Company recorded net income of $3.5 million or $.22 per share for the quarter ended September 30, 1997. Net income in the third quarter of 1997 was negatively impacted by an increase in tax expense and by the East Chicago Showboat incurring a $2.7 million pre-tax loss that includes the Company's minority partner's share of losses of $1.2 million. The Company recognized 100% of the East Chicago Showboat's pre-tax loss due to its minority partner's inability to absorb its share of losses from its capital account. In future periods, the Company will recognize more than its 55% ownership interest of the East Chicago Showboat's net income, until the Company has recovered the recognized losses related to its minority partner. The effective tax rate for the quarter ended September 30, 1997 was approximately 56.9%. The increase in the Company's effective tax rate is attributable to an anticipated increase of preopening costs associated with the scheduled November 1997, opening of the permanent Sydney Harbour Casino. The preopening costs will not generate a tax benefit for federal or state income tax purposes.

        The Company's 1997 annual tax rate excluding unusual items (the preopening costs from the Sydney Harbour Casino and the East Chicago Showboat and the minority partner's share of losses from the East Chicago Showboat) is expected to be approximately 36.6%. Exclusive of the unusual items, the Company would have reported net income of $6.0 million or $.37 per share for the quarter ended September 30, 1997.

        For the quarter ended September 30, 1996, the Company recorded net income of $4.9 million or $.30 per share. The 1996 results included pre-tax interest expense of $.6 million for the East Chicago Showboat incurred prior to opening and an adjustment for the write-off of preopening expenses at Sydney Harbour Casino of $(.3) million. The effective tax rate utilized in the third quarter of 1996 was approximately 46.7%. The 1996 annual effective tax rate was 36.7%. Utilizing the 1996 annual effective rate on earnings exclusive of unusual items (the East Chicago interest expense incurred prior to opening and Sydney Harbour Casino preopening costs), the Company would have reported net income of $6.0 million or $.37 per share for the quarter ended September 30, 1996.




                                   15                 (continued)

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Comparison of Operating Results for the nine months ended
September 30, 1997 and 1996
Financial Highlights (unaudited)

------------------------------------------------------------------------------
Nine months ended Septmeber 30,      1997       1996      Variance    Percent
------------------------------------------------------------------------------
(Dollars in thousands)

Gross revenues

  Atlantic City Showboat           $316,460   $313,828    $ 2,632       .8 %
  Las Vegas Showboat                 51,080     51,667       (587)    (1.1)%
  Showboat Australia - Mgt. Fee       3,073          -      3,073      N/A
  East Chicago Showboat              79,350          -     79,350      N/A
                                  ----------  ---------   --------   --------
                                   $449,963   $365,495    $84,468     23.1%
                                  ----------  ---------   --------   --------
Net revenues

  Atlantic City Showboat           $287,105   $285,751    $ 1,354       .5 %
  Las Vegas Showboat                 48,081     48,306       (225)     (.5)%
  Showboat Australia - Mgt. Fee       3,073          -      3,073      N/A
  East Chicago Showboat              77,478          -     77,478      N/A
                                  ----------  ---------   --------   --------
                                   $415,737   $334,057    $81,680     24.5 %
                                  ----------  ---------   --------   --------

Income from Operations

  Atlantic City Showboat           $ 50,475   $ 53,206    $(2,731)    (5.1)%
  Las Vegas Showboat                 (4,354)    (6,981)     2,627     37.6 %
  Corporate and development         (12,176)   (12,512)       336      2.7 %
  Showboat Australia - Mgt. Fee       2,641       (125)     2,766  2,212.8 %
  Sydney Harbour Casino               3,003      1,526      1,477     96.8 %
  East Chicago Showboat               5,869          -      5,869      N/A
  East Chicago Showboat-preopening   (9,577)         -     (9,577)     N/A
                                   ----------  ---------   --------  --------
                                   $ 35,881   $ 35,114    $   767      2.2 %
                                   ----------  ---------   --------  --------

                                    16                      (continued)

Comparison of Operating Results for the nine months ended
September 30, 1997 and 1996
Financial Highlights (unaudited)
(continued)

-----------------------------------------------------------------------------
Nine months ended September 30,      1997      1996      Variance   Percent
-----------------------------------------------------------------------------
(dollars in thousands)

EBITDA *

  Atlantic City Showboat          $ 70,030   $ 73,037    $(3,007)    (4.1)%
  Las Vegas Showboat                   426     (2,589)     3,015    116.4 %
  Corporate and development        (11,860)   (12,239)       379      3.1 %
  Showboat Australia - Mgt. Fee      2,641       (125)     2,766  2,212.8 %
  Sydney Harbour Casino              3,003      1,526      1,477     96.8 %
  East Chicago Showboat             11,574          -     11,574      N/A
  East Chicago Showboat-preopening  (9,577)         -     (9,577)     N/A
                                  ----------  ---------   --------  --------
                                  $ 66,237    $59,610    $ 6,627     11.1 %
                                  ----------  ---------   --------   --------


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

Revenues

     Gross revenues for the nine months ended September 30, 1997, increased $84.5 million or 23.1% compared to the same period in 1996. This increase is primarily attributable to the $79.4 million of gross revenues from the East Chicago Showboat. Complimentaries rose $2.8 million during the first nine months of 1997 resulting in a $81.7 million or 24.5% increase in net revenues.

     The Atlantic City Showboat's gross revenues increased $2.6 million or .8% during the first nine months ended September 30, 1997 compared to the same period in 1996. This increase is attributed to a $3.7 million or 1.4% increase in casino revenues tied to the $8.8 million or 4.4% growth in slot revenue. The increase in slot revenue is attributable to the addition of 131 slot units (the majority of which were added in the fourth quarter of 1996) and the introduction of new gaming products. Table games revenue declined $5.1 million or 8.2% in the first nine months of 1997 compared to the same period 1996 due primarily to a decline in table games hold percent which was 14.5% in 1997 compared to 16.0% in 1996. The increase in gross revenues was partially offset by the $1.3 million or 4.6% increase in the cost of complimentaries, resulting in a $1.4 million or .5% increase in net revenues.

     Revenues at the Las Vegas Showboat were relatively unchanged during the comparative nine month periods.

                               17                   (continued)

     The Company recorded management fees of $3.1 million from Sydney Harbour Casino. Due to an agreement with the Sydney Harbour Casino, the first A$19.1 million of management fees were forgiven, as a result the Company first started to recognize management fees in the second quarter of 1997. The Company also recognized consolidated net revenues of $77.5 million from the 55% owned East Chicago Showboat which commenced operations April 18, 1997.

Income From Operations

     The Company's income from operations for the nine months ended September 30, 1997, increased $.8 million or 2.2% over the same period in the prior year, despite the $9.6 million write-off of preopening expenses for the East Chicago Showboat. The improvement in income from operations is attributable to the recognition of management fees from Sydney Harbour Casino, the improved operating results at the Las Vegas Showboat and the operating income from the East Chicago Showboat. For the first nine months of 1997, the Sydney Harbour Casino provided a $3.0 million equity contribution and $2.6 million of net management fees and the East Chicago Showboat contributed $5.9 million of income from operations (before preopening write-off).

     The Atlantic City Showboat's income from operations decreased $2.7 million or 5.1% during the nine months ended September 30, 1997 compared to the same period in 1996. This decrease is attributable to the decline in table games revenue and a $4.1 million or 1.8% increase in operating costs. The increase in operating expenses is primarily attributed to an increased marketing cost for slot patrons and casino operating expenses. These increases were partially offset by a decline in payroll and related costs.

     The Las Vegas Showboat's income from operations increased $2.6 million or 37.6% for the nine months ended September 30, 1997 compared to the same period in 1996. This increase was realized principally through cost control programs implemented at the property and more efficient marketing programs.

     The contribution by the Sydney Harbour Casino increased $4.2 million in first nine months of 1997 as compared to the same period in the prior year. This increase is attributed to the recognition of $2.6 million of management fees and an increase of $1.5 million from the equity in Earnings of Sydney Harbour Casino. The increase in management fees was due to an agreement to forgive the first A$19.1 million of fees and therefore no fees were recognized in 1996. The increase in equity earnings is due to the write-off of preopening costs related to the interim casino and as a result no equity in earnings was reported in the first six months of 1996. The preopening costs associated with the permanent and interim casino in Sydney, Australia were originally budgeted at approximately A$44.8 million. Currently, Sydney Harbour Casino anticipates that the costs that will be incurred for preopening of the permanent facility will be approximately A$55.9 million. The increase in preopening costs will negatively impact the Company's income from operations in the fourth quarter of 1997. The magnitude of the impact will be dependent upon the actual costs incurred, the proper treatment of the costs under Generally Accepted Accounting Principles and the currency rate between Australia and the United States.



                               18            (continued)

Net Income

     The Company recorded net income of $2.4 million or $.15 per share for the nine months ended September 30, 1997. Net income in 1997 was negatively impacted by the preopening costs of $9.6 million and $3.7 million of pre-tax operating losses incurred at the East Chicago Showboat, that included the Company's minority partner's share of losses of $1.2 million, and an increase in income tax
expense.   The Company  recognized approximately $13.4 million or
94% of the East Chicago Showboat's pre-tax loss due to its minority partner's inability to absorb its share of losses from its capital
account.   In future periods, the Company will recognize more than
its 55% ownership interest of East Chicago Showboat's net income, until the Company has recovered the recognized losses related to its minority partner. The effective tax rate for the nine months ended September 30, 1997 was approximately 59.9%. The increase in the Company's effective tax rate is attributable to an anticipated increase of preopening costs associated with the scheduled November 1997, opening of the permanent Sydney Harbour Casino. The preopening costs will not generate a tax benefit for federal or state income tax purposes.

     The Company's 1997 annual tax rate excluding unusual items (the preopening costs from the Sydney Harbour Casino and the East Chicago Showboat and the minority partner's share of losses from the East Chicago Showboat) is expected to be approximately 36.6%. Exclusive of the unusual items, the Company would have reported net income of $10.6 million or $.66 per share for the nine months ended September 30, 1997.

     For the nine months ended September 30, 1996, the Company reported net income of $5.2 million or $.32 per share. The 1996 results reflect a pre-tax loss of $3.9 million for the write-off of an investment in the Randolph Riverboat project, $1.6 million of interest expense recorded for the East Chicago Showboat incurred prior to opening and $1.8 million for the write-off of preopening expenses at Sydney Harbour Casino. The effective tax rate utilized for the nine months ended September 30, 1996 was approximately 46.6%. The 1996 annual effective tax rate was approximately 36.7%. Utilizing the 1996 annual effective tax rate on earnings exclusive of unusual items (the Randolph Riverboat write-off, the interest expense incurred prior to opening for the East Chicago Showboat and preopening costs at the Sydney Harbour Casino), the Company would have reported net income of $10.8 million or $.66 per share for the nine months ended September 30, 1996.

MATERIAL CHANGES IN FINANCIAL CONDITION

     As of September 30, 1997 the Company held cash and cash equivalents of $76.7 million and short term investments of $14.4 million compared to $60.3 million and $28.8 million respectively at December 31, 1996. Included in the cash balances are funds of the East Chicago Showboat (cash equivalents of $7.8 million) that are not available for use other than to support the East Chicago Showboat operating requirements.

     During the nine months ended September 30, 1997, the Company expended approximately $27.4 million on capital improvements at its Las Vegas and Atlantic City facilities, which were funded by operations. In addition, the Company expended approximately $59.4 million on construction costs at the East Chicago Showboat, which were principally funded from the proceeds of the $140.0 million, 13 1/2% First Mortgage Notes which were issued by the East Chicago Showboat in March of 1996.

      The Company received an offer to purchase the approximately 10 1/2 acres of real property (the "Atlantic City Parcel") currently leased by the Atlantic City Showboat from Sun International North America, Inc. (the "Landlord") for $110.0 million. The offer was made pursuant to the Lease Agreement requiring the Landlord to first offer the Company the opportunity to purchase the Atlantic City Parcel in the event the Landlord intends to sell the Atlantic City Parcel to a third party. The Company accepted the offer, in accordance with the Lease Agreement and the Company has 90 days from November 7, 1997 to complete the purchase of the Atlantic City Parcel, including obtaining the necessary financing and regulatory approvals necessary for the purchase. No assurance can be given that the Company will obtain the necessary financing for the purchase of the Atlantic City Parcel or that the necessary regulatory approvals, including the approval of the New Jersey Casino Control Commission will be obtained, if at all, in the necessary time frame.


     On May 3, 1997, Publishing & Broadcasting Limited ("PBL") formally advised the Company that PBL had let lapse the agreement in principle to acquire from the Company 10% of the stock of Sydney Harbour Casino Holdings Limited and the right to manage Sydney Harbour Casino. Accordingly, the Company will not receive any of the funds which would have been provided to it upon the sale of those assets described in the agreement in principle. The Company retains its rights to manage Sydney Harbour Casino and is the largest single shareholder (at 24.6%) of Sydney Harbour Casino Holdings Limited.

     As previously disclosed in the Company's 1996 year end financial statements and management's discussion and analysis of financial condition and results of operations, the Company entered into a completion guarantee to complete the East Chicago Showboat up to a maximum aggregate amount of $30.0 million. On April 18, 1997, the East Chicago Showboat commenced operations and the Company's obligations under the completion guarantee were terminated. The Company was not required to provide any funds under the completion guarantee. In addition, the Company entered into a standby equity commitment which requires that if, during any of the first three Operating Years (as defined), the project's Combined Cash Flow (as defined) is less than $35.0 million, the Company will be required to make additional capital contributions to the East Chicago Showboat in the lesser of (a) $15.0 million, or (b) the difference between the $35.0 million and the Operating Year's Combined Cash Flow. The Company's aggregate potential obligation under the standby equity commitment is $30.0 million. The first quarter of the first Operating Year of the East Chicago Showboat ended on September 30, 1997 and the Combined Cash Flow for such quarter was approximately $6.0 million. There can be no assurance that the Combined Cash Flow for the current Operating Year, or for any, Operating Year thereafter, will exceed $35.0 million and that the Company will not be required to make additional capital contributions to the East Chicago Showboat in accordance with the standby equity commitment.

     On June 9, 1997, the Company announced that it will not seek the necessary regulatory approvals for the tribal management agreement and related documents with the Lummi Indian Nation for a proposed Class III casino located between Bellingham, Washington, and Vancouver, British Columbia, and has withdrawn from pursuing this project.









                                20                    (continued)

     The Company believes that it has sufficient capital resources, including its existing cash balances, anticipated operating cash flows and existing borrowing capacity, to meet the cash requirements of its existing operations. In October 1997, the Company renewed and increased its revolving line of credit to $35.0 million with Fleet Bank N.A. effective as of July 1997. At the end of two years, the revolving line of credit may be converted into a three-year term loan. As of the date hereof no funds have been drawn by the Company on the revolving line of credit.
The ability of the Company to satisfy its cash requirements will be dependent upon the future performance of its casino hotels which will continue to be influenced by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. As the Company's expansion opportunities are realized, the Company may need to make significant capital investments in such opportunities and additional financing may be required. The Company anticipates that additional funds will be obtained through loans or public offerings of equity or debt securities, although no assurance can be made that such funds will be available or at interest rates acceptable to the Company. Additionally, the Company's ability to make certain payments and to incur additional indebtedness is restricted due to its indentures governing its 9 1/4% First Mortgage Bonds due 2008 and 13% Senior Subordinated Notes due 2009. A description of these restrictions is contained in management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the period ended December 31, 1996. No assurance can be given that the Company will in the future meet the terms of the indentures permitting it to make restricted payments or incur indebtedness.

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations.
These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially.
Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability to obtain necessary regulatory approvals or changes in regulations affecting the gaming industry; the ability of the Company to comply with the Indentures for its 9 1/4% First Mortgage Bonds and 13% Senior Subordinated Indebtedness; future acquisitions or strategic partnerships; general business and economic conditions; the effective income tax rate for the Company which includes federal, state and foreign jurisdictions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission.
The Company cautions the readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                   SHOWBOAT, INC AND SUBSIDIARIES
                     PART II, OTHER INFORMATION


ITEM 1.     Legal Proceedings


"Doug Grant, Inc. et al. v. Great Bay Casino Corporation et al.," instituted on July 28, 1997, in the Superior Court of New Jersey, Middlesex County, Law Division, was transferred to the United States District Court, District of New Jersey, Camden, New Jersey and assigned Docket Number 97cv4291 (JEI). This case was reported in the Company's Form 10-Q for the quarter ended June 30, 1997.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders
            Not applicable.

ITEM 5.     Other Information
            Not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K


            (a)  Exhibits


Exhibit
No.                                  Description
-----------------                ---------------------------------

  27.01                          Financial Data Schedule


           (b)  Reports on Form 8-K
                None

                             SIGNATURES


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Showboat, Inc.
                                                Registrant

Date:      November 13 , 1997               /s/J. KELL HOUSSELS, III
    --------------------------              ----------------------------
                                            J. KELL HOUSSELS, III,
                                            President and Chief
                                            Executive Officer


Date:     November  13, 1997                /s/R. CRAIG BIRD
     --------------------------             -----------------------------
                                            R. CRAIG BIRD, Executive
                                            Vice President - Strategic
                                            Financing/Investor Relations
                                            and Chief Financial Officer