Form 10-K
period 1997-12-31
SHOWBOAT INC
filed 1998-03-30
CIK 89966

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                            FORM 10-K

(Mark One)

[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended          December 31, 1997
                                ---------------------------------
                                    OR
[X]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                   ------------  ------------

     Commission file number        1-7123
                            ---------------------

                         Showboat, Inc.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

       Nevada                                88-0090766
----------------------                  -------------------------
  (State or other                           (I.R.S. employer
  jurisdiction of                         identification no.)
  incorporation or
   organization)

 2800 Fremont Street, Las Vegas, Nevada               89104
-----------------------------------------------------------------
 (Address of principal executive                   (Zip code)
             offices)

Registrant's telephone number, including area code (702) 385-9141
-----------------------------------------------------------------

Securities  registered pursuant to  section 12(b) of the Act:

                                     Name of each exchange on
      Title of each class                which registered
  ----------------------------     ------------------------------
    Common Stock, $1.00 par           New York Stock Exchange
         value and
  9 1/4% First Mortgage Bonds         New York Stock Exchange
         due 2008
13% Senior Subordinated Notes         New York Stock Exchange
         due 2009

Securities registered pursuant to section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ ]

      The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of registrant's common stock on the New York Stock Exchange on March 18, 1998, was approximately $424,998,033.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 18, 1998:
16,548,765.

               DOCUMENTS INCORPORATED BY REFERENCE

     Not Applicable.

                             PART I

ITEM 1.BUSINESS

GENERAL

      Showboat, Inc., through subsidiaries (collectively, the "Company"), is an international gaming company that (i) owns and operates the Showboat Casino Hotel fronting the Boardwalk in Atlantic City, New Jersey (the "Atlantic City Showboat"),
(ii) owns and operates the Showboat Hotel, Casino and Bowling Center in Las Vegas, Nevada (the "Las Vegas Showboat"), (iii) beneficially owns a 55% interest in, and manages, the Showboat Mardi Gras Casino in East Chicago, Indiana (the "East Chicago Showboat") and (iv) beneficially owns a 24.6% interest in, and manages, the Star City casino and entertainment complex in Sydney, New South Wales, Australia ("Star City").

      The  Company commenced operations in Las Vegas,  Nevada  in
September 1954 and was incorporated as a Nevada corporation in 1960. The Company became a publicly traded company on December 9, 1968 and its common stock has been traded on the New York Stock Exchange since 1984. Unless the context otherwise requires, the "Company" or "Showboat," as applicable, refers to Showboat, Inc. and its subsidiaries. The Company's executive offices are located at 2800 Fremont Street, Las Vegas, Nevada 89104, and its telephone number is (702) 385-9141.

FISCAL YEAR 1997 DEVELOPMENTS

  SHOWBOAT MERGER

      On December 18, 1997, the Company entered a definitive Agreement and Plan of Merger (the "Showboat Merger Agreement") with Harrah's Entertainment, Inc., a Delaware corporation ("Harrah's"), and HEI Acquisition Corp., a Nevada corporation and wholly-owned, indirect subsidiary of Harrah's ("Harrah's Sub"), whereby Harrah's Sub will merge with and into the Company and the Company consequently will become a wholly-owned, indirect subsidiary of Harrah's (the "Showboat Merger"). The Company will hold a special meeting of shareholders on April 23, 1998 for the Company's shareholders to consider the Showboat Merger. If the Showboat Merger is approved, and other conditions to the Showboat Merger are satisfied or waived, articles of merger will be filed with the Nevada Secretary of State and the Company's shareholders will become entitled to receive $30.75 in cash per share of common stock of the Company (the day on which the articles of merger become effective is hereafter referred to as the "Closing Date"). In the event the Company's shareholders approve the Showboat Merger, the Company anticipates that the Closing Date would occur during the second quarter 1998. Notwithstanding the foregoing, no assurance can be given that the Company's shareholders will approve the Showboat Merger.

      The respective obligations of the Company and Harrah's to effect the Showboat Merger are subject to the satisfaction (or waiver) of the following conditions: (a) the Showboat Merger and the Showboat Merger Agreement shall have been approved and adopted by the shareholders of the Company; (b) no order, executive order, stay, decree, judgment or injunction or statute, rule or regulation shall be in effect that makes the Showboat Merger illegal or otherwise prohibits the consummation of the Showboat Merger; and (c) all governmental authorizations, consents, orders or approvals shall have been obtained (including under all gaming laws), all statutory waiting periods in respect thereof (including under the Hart Scott Rodino Act ("HSR Act")) shall have expired and no such approval shall contain any material conditions, limitations or restrictions. The applicable waiting periods for the Company and Harrah's under the HSR Act expired on February 11, 1998, and no request for additional information was made. Harrah's has filed applications for approval from, and initiated discussions with, the gaming authorities in the four jurisdictions in which the Company operates. These applications remain pending and are awaiting consideration from the respective regulatory authorities.

      The obligation of the Company to effect the Showboat Merger is also subject to the satisfaction (or waiver) of the following conditions: (a) the representations and warranties of Harrah's and Harrah's Sub in the Showboat Merger Agreement shall be true and correct in all material respects (except for those qualified as to materiality or a Harrah's Material Adverse Effect (as defined below) which shall be true and correct) as of the date of the Showboat Merger Agreement and, except to the extent such representations speak as of an earlier date, as of the Closing Date as though made on and as of the Closing Date, except for changes contemplated by the Showboat Merger Agreement; (b)
Harrah's shall have performed in all material respects all obligations required to be performed by it under the Showboat Merger Agreement at or prior to the Closing Date; and (c)
Harrah's shall have received all third-party consents and approvals and approvals required to be obtained by Harrah's, except for such third-party consents and approvals as to which the failure to obtain, individually or in the aggregate, would not reasonably be expected to impair or delay the consummation of the Showboat Merger. A "Harrah's Material Adverse Effect" means a material adverse effect on the business, properties, condition (financial or otherwise), results of operations or prospects of Harrah's and its subsidiaries, taken as a whole.

     In addition, the obligations of Harrah's and Harrah's Sub to effect the Showboat Merger are also subject to the satisfaction (or waiver) of the following conditions: (a) the representations and warranties of the Company in the Showboat Merger Agreement shall be true and correct in all material respects (except for those qualified as to materiality or a Showboat Material Adverse Effect (as defined below), which shall be true and correct) as of the date of the Showboat Merger Agreement and, except to the extent such representations and warranties speak as of an earlier date, as of the Closing Date as though made on and as of the Closing Date, except for changes contemplated by the Showboat Merger Agreement; (b) the Company shall have performed in all material respects all obligations required to be performed by it under the Showboat Merger Agreement at or prior to the Closing Date; (c) between the date of the Showboat Merger Agreement and the Effective Date, there shall have been no material adverse change in the business, properties, assets, liabilities, operations, condition (financial or otherwise) or prospects of the Company and its subsidiaries, taken as a whole; (d) Harrah's and the Company shall have received all third-party consents and approvals required to be obtained by Harrah's or the Company, except for such third-party consents and approvals as to which the failure to obtain, either individually or in the aggregate, would not reasonably be expected to result in (i) a material adverse change in the business, properties, assets, liabilities, operations, condition (financial or otherwise) or prospects of the Company and its subsidiaries, taken as a whole, or (ii) a Harrah's Material Adverse Effect, as the case may be; and
(e) no event has occurred that has or would result in the triggering of any right or entitlement of the Company's shareholders under the Company's Rights Agreement dated October 5, 1995, or will occur as a result of the consummation of the Merger. A "Showboat Material Adverse Effect" means a material adverse effect on the business, properties, condition (financial or otherwise), results of operations or prospects of the Company and its subsidiaries, taken as a whole, or any of the three separate businesses operated as the Atlantic City Showboat, East Chicago Showboat and Star City.

     The Company has agreed that, during the period from the date of the Showboat Merger Agreement until the earlier of the termination of the Showboat Merger Agreement or the Effective Time (defined in the Showboat Merger Agreement), except as otherwise consented to in writing by Harrah's or as contemplated by the Showboat Merger Agreement, it and each of its subsidiaries will: (a) carry on its business in the usual, regular and ordinary course in substantially the same manner as previously conducted; (b) pay its debts and taxes when due subject to good faith disputes over such debts or taxes, and pay or perform other obligations when due; (c) use reasonable efforts consistent with past practices and policies to preserve intact its present business organization, keep available the services of its present officers and key employees and preserve its relationships with customers, suppliers, distributors and others having business dealings with it; (d) not amend its Articles of Incorporation or Bylaws; (e) not issue, pledge or sell, or authorize the issuance, pledge or sale of additional shares of its capital stock (other than upon exercise of the Options outstanding on the date of the Showboat Merger Agreement) or securities convertible into capital stock, or any rights, warrants or options to acquire any convertible securities or capital stock, or any other securities in substitution for outstanding shares of Common Stock; (f) not amend or waive any terms of any option, warrant or stock option plan of the Company or any of its subsidiaries; (g) not declare or pay any dividends on or make other distributions in respect of any of its capital stock (other than between any wholly-owned subsidiary of the Company and the Company or any other wholly-owned subsidiary of the Company and other than regular quarterly dividends on shares of Common Stock not to exceed $.025 per share); (h) not effect certain other changes in its capitalization, and not purchase or otherwise acquire, directly or indirectly, any shares of its capital stock; (i) not increase the compensation or fringe benefits payable to its directors, officers or employees or pay any benefit not required by any existing plan or arrangement or grant any severance or termination pay (except pursuant to existing agreements or policies, which will be interpreted and implemented in a manner consistent with past practice), enter into employment or severance agreements, or establish, adopt, enter into, or amend any plan or policy for the benefit of any directors, officers, or current or former employees, subject to certain exceptions; (j) not sell, pledge, lease, dispose of, grant, encumber, or otherwise authorize the sale, pledge, disposition, grant or encumbrance of any properties or assets of the Company or any of its subsidiaries, except for sales of assets in the ordinary course of business in connection with the Company's gaming operations in an amount not to exceed $500,000 individually or $2,000,000 in the aggregate or other sales which individually do not exceed $100,000 and in the aggregate do not exceed $250,000;
(k) not acquire any corporation, partnership, other business organization or any division thereof or any other assets, except for acquisitions of assets in the ordinary course of business in connection with the Company's gaming operations in an amount individually not to exceed $500,000 or other acquisitions which individually do not exceed $100,000 and in the aggregate do not exceed $250,000; (l) not incur, assume or prepay long-term debt or incur or assume any short-term debt, assume, guarantee or become liable for the obligations of any other person, or make any loans, advances of capital contributions to or investments in any other person, in each case other than in the ordinary course of business consistent with past practice; (m) not adopt or announce any intention to adopt a plan of complete or partial liquidation or dissolution of the Company or any of its subsidiaries; (n) not make or rescind any material tax elections, settle any tax claims or make any material change in its accounting methods; (o) not pay, discharge or satisfy any material claims, liabilities or obligations, or waive any rights of substantial value, in each case other than in the ordinary course of business and consistent with past practice of liabilities reflected or reserved against in the consolidated financial statements of the Company; (p) not fail to maintain its existing insurance coverage; (q) not enter into any new or successor collective bargaining agreement other than agreements covering employees at the Las Vegas Showboat on terms consistent with those agreed to by the majority of casinos in downtown Las Vegas; (r) not take any action inconsistent with the ordinary course of business and past practice with respect to accounting policies, unless required by generally accepted accounting principles or the United States Securities and Exchange Commission; (s) not modify, amend or terminate, or waive, release or assign any rights with respect to, any of the Company's material contracts except in the ordinary course of business consistent with past practice; (t) not take any action that would make any of its representations or warranties set forth in the Showboat Merger Agreement inaccurate in any respect at, or as of any time prior to, the Effective Time; (u) not engage in any transactions with any of the Company's affiliates other than pursuant to agreements, arrangements or understandings existing on the date of the Showboat Merger Agreement; (v) not close or shut down any of the casinos owned or operated by the Company or any of its subsidiaries unless required by law or due to acts of God or other force majeure events; or (w) not enter into any agreement or announce any intention to take any of the actions described in (d) through (v) above.

  SYDNEY, AUSTRALIA

      On November 26, 1997, the Company, through its partially owned subsidiary, commenced operations at Star City, the permanent casino and entertainment complex, located in Sydney, New South Wales, Australia. Star City features 153,000 square feet of casino space. The casino features 200 table games, 1,500 slot machines and a Totalizator Agency. The complex also includes a 352 room hotel, 139 serviced apartments, a lyric theatre, a cabaret theatre, restaurants and bars, a nightclub, convention and retail facilities, 2,500 underground car spaces and a light rail link to the city. Star City entered into an eight-year agreement with Lord Andrew Lloyd Webber's Really Useful Theatres Pty Ltd. for the management of the Lyric Theatre. Upon the commencement of operations at Star City, the interim casino ceased operations. The interim casino had commenced operations in September 1995 and contained 500 slot machines and 150 table games. The interim casino shall hereafter be referred to as "Sydney Harbor Casino." The total aggregate cost of the permanent and interim casinos was approximately A$1.4 billion. (As used in this Form 10-K amounts in Australian dollars are denoted as "A$." As of December 31, 1997, the exchange rate was approximately $0.6516 for each A$1.00.)

     The New South Wales Casino Control Commission (the "NSWCCA") commenced its first required three-year investigation to determine that the casino operator is a suitable person, to continue to give effect to the casino license and to determine that it is in the public interest that the casino license should continue in force. The NSWCCA commenced its investigation on

November 8, 1996. The investigation was completed on December 14, 1997. The Minister of Racing & Gaming issued a press release on December 18, 1997 stating that the NSWCCA had found that the licensee was a suitable person, to continue to give effect to the casino license and that it was in the public interest that the casino license should continue in force.

      In the fall of 1996, the Company was approached by several parties with respect to the sale of the Company's interest in Sydney Harbour Casino Holdings Limited ("SHCH") and the assignment of the Company's interest in the management of Star City. In January 1997, the Company entered into a letter of intent with Publishing & Broadcasting Limited ("PBL") to sell 55 million ordinary shares of SHCH, or approximately 10% of the outstanding shares, for A$1.85 per share and PBL would succeed to the management of Star City for which PBL would pay a A$240 million fee of which the Company would be entitled to 85%. In May 1997, the Company announced that it had been advised by PBL that PBL would let the letter of intent lapse and PBL announced that it was no longer interested in pursuing a purchase of the Company's interest in SHCH or Star City.

      In the months following the termination of the letter of intent with PBL, the Company had contacts with various gaming industry participants and others in the United States and Australia regarding the potential sale of the Company's interests in SHCH or Star City. The Company also had various discussions with representatives of the board of directors of SHCH as to the possible termination of the management contract for Star City in consideration for cash payments. As of the date hereof, the Company has continued its discussions with SHCH regarding a potential transaction. However, there can be no assurance that discussions will continue or that any agreement will be reached and, if any agreement is reached, that it will be approved by the NSWCCA or otherwise completed.

  EAST CHICAGO, INDIANA

      The Indiana Gaming Commission issued an owner's license to Showboat Marina Casino Partnership, an Indiana general partnership ("SMCP"), on April 15, 1997 to operate the East Chicago Showboat subject to the completion of certain regulatory inspections. Following successful completion of the regulatory inspections, SMCP commenced public operations on April 18, 1997. The East Chicago Showboat consists of a state-of-the-art cruising gaming vessel and a land based facility that includes an approximately 100,000 square foot pavilion, a 1,800 space parking garage and 1,200 surface parking spaces. The East Chicago Showboat features 53,000 square feet of gaming area, containing approximately 82 table games (including poker tables) and approximately 1,700 slot machines. Showboat beneficially owns, through subsidiaries, a 55% interest in SMCP. See "Item 1. Business - East Chicago Showboat Operations."

  ATLANTIC CITY, NEW JERSEY

      On January 28, 1998, a special purpose subsidiary of the Company borrowed $100.0 million from Column Financial, Inc. to acquire 10 1/2 leased acres of real property (the Atlantic City Property") located at 801 Boardwalk, Atlantic City, New Jersey and the lease pursuant to which the Atlantic City Property is leased to Atlantic City Showboat, Inc. ("ACSI") from Sun International, Inc. for a total purchase price of $110.0 million. The loan will mature on February

1, 2028. Interest accrues on the loan at an interest rate of 7.09% until February 1, 2008, at which time, unless paid off as of such date, the loan will accrue a second tranche of interest at a rate equal to the lesser of (i) the positive excess (if any) of (A) the 20 Year Treasury Rate plus 2.0% per annum over (B) 7.09%, and (ii) 5.0% per annum. The loan is secured by the Atlantic City Property.

  FUTURE EXPANSION

      The Company evaluates and pursues potential expansion and acquisition opportunities in both domestic and international markets. Such opportunities may include the ownership, management and operation of gaming and entertainment facilities, either alone or with joint venture partners. Currently, the Company has announced a gaming opportunity in Rockingham Park in Salem, New Hampshire. See "Item 1. Business - Narrative Description of Business - Development Activities" "- Rockingham Park, New Hampshire."

      During February 1997, the Company entered into a tribal management agreement and related documents with the Lummi Indian Nation for the financing, development and operation of a Class III casino to be located between Bellingham, Washington and
Vancouver, British Columbia, Canada. Prior to submitting the agreements to the National Indian Gaming Commission for approval, the Company withdrew from the pursuit of the tribal gaming opportunity in June 1997 due to the announcement by the British Columbia government that it was proposing to expand the scope of authorized casino gaming in British Columbia. The Company concluded, following a review of the proposed legislation, that such legislation would have a detrimental effect on the proposed tribal casino.

      Additionally, in December 1997, the Company transferred its wholly-owned subsidiary Showboat Lemay, Inc. to Futuresouth, Inc., a corporation formed by a group of St. Louis investors. Showboat Lemay, Inc. was a general partner in a limited partnership which was developing a riverboat casino and related amenities in Lemay, Missouri. The limited partnership had previously filed the necessary gaming applications with the Missouri Gaming Commission and had entered into a Lease and Development Agreement with the St. Louis County Port Authority to develop the project in Lemay, St. Louis County, Missouri. The transfer of the Company's interest terminated its involvement in the Lemay project. The Company withdrew from this opportunity, in part, because of increased market saturation and reduced operating performance of the existing facilities in the St. Louis market.

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

NARRATIVE DESCRIPTION OF BUSINESS

  ATLANTIC CITY OPERATIONS

      The Company's subsidiary, ACSI, owns and operates the Atlantic City Showboat, which commenced operations in March 1987. ACSI is a wholly-owned subsidiary of Ocean Showboat, Inc. ("OSI"), which is a wholly-owned subsidiary of the Company. The Atlantic City Showboat is located at the eastern end of the Boardwalk on approximately 12 acres, 10 1/2 acres of which is the leased Atlantic City Property. On January 28, 1998, the Company through a subsidiary, Showboat Land LLC, a Nevada limited liability company ("Land LLC"), purchased the Atlantic City Property and the lease of the Atlantic City Property for $110 million. As a result, Land LLC assumed the ACSI lease and became the landlord of ACSI. ACSI will continue to make the lease payments to Land LLC. Additionally, ACSI owns approximately nine acres of land adjacent to the Atlantic City Showboat which are zoned for non-casino development and which are currently used as surface parking lots.

      The Atlantic City Showboat is a New Orleans-themed casino-hotel featuring, as of March 1, 1998, approximately 102,000 square feet of casino space. The casino, the other public areas and administrative offices are located on the first four floors of a 24-story hotel tower. A 16-story hotel tower, constructed in 1994, is adjacent to the 24-story hotel tower. The Atlantic City Showboat has been designed to promote ease of customer access to the casino and all other public areas of the hotel-casino. Access to the Atlantic City Showboat's casino is provided by two main entrances, one on the Boardwalk and one on Pacific Avenue, which runs parallel to the Boardwalk.

      The Atlantic City Showboat contains two public levels. Two pairs of large escalators, which are directly accessible from the two ground level entrances, and elevators provide easy access to the second public level. Public areas located on the ground level, in addition to the casino space, include ancillary facilities such as a show lounge, restaurants, cocktail lounge, and retail shopping. Public areas located on the second level include a buffet, a coffee shop, a private players club, a beauty salon, a health spa, a video game arcade, approximately 27,000 square feet of meeting rooms, convention and exhibition space and a 60-lane bowling center, including a snack bar and cocktail lounge. As of March 1, 1998, the casino offered approximately 3,700 slot machines, 95 table games and a horse race simulcast facility. The second and fourth floors of the 24-story hotel tower are occupied by kitchens, storage for food, beverage and other perishables, surveillance and security areas, an employee cafeteria, computer equipment and executive and administrative offices.

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

      Adjacent to the Atlantic City Showboat is the Taj Mahal Casino Hotel (the "Taj Mahal"). The Taj Mahal is connected to both the Atlantic City Showboat and Resorts International Casino Hotel by pedestrian passageways. These three properties form an "uptown casino complex" in which patrons can pass from property to property, either on the ocean-front Boardwalk or through the pedestrian connectors. Additionally, MGM Grand, Inc. has announced plans to construct a hotel-casino on property adjacent to the Atlantic City Showboat.

  ATLANTIC CITY EMPLOYEES AND LABOR RELATIONS

      As of March 1, 1998, the Atlantic City Showboat employed approximately 2,950 persons on a full-time basis and approximately 270 persons on a part-time basis. Approximately 1,100 or 37% of the Atlantic City Showboat's full-time employees are covered by collective bargaining agreements. Approximately 1,000 or 33.9% of the full-time employees are covered by a collective bargaining agreement that expires in September 1999. The number of employees at the Atlantic City Showboat is expected to fluctuate, with the highest number during the summer months and the lowest number during the winter months. All employees of the Atlantic City Showboat whose responsibilities involve or relate to the casino or the simulcast area must be licensed by or registered with the applicable New Jersey regulatory authorities before commencing work at the Atlantic City Showboat. The Company considers its current labor relations to be satisfactory.

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

      The Las Vegas Showboat is a New Orleans-themed hotel casino in an 18-story hotel tower and low-rise complex. The Las Vegas Showboat features an approximately 75,000 square foot casino, 451 hotel rooms, a 106-lane bowling center, an approximately 1,300-seat bingo parlor garden and various ancillary facilities such as specialty restaurants, a buffet, a coffee shop, and a lounge. In addition, 8,300 square feet of meeting room area is available with a seating capacity of 1,000 persons. As of March 1, 1998, the Las Vegas Showboat's casino offered approximately 1,540 slot machines, 25 table games, a race and sports book and a keno facility. The Las Vegas Showboat offers a recreational vehicle park with approximately 80 spaces on leased property contiguous to the Las Vegas Showboat.

  LAS VEGAS EMPLOYEES AND LABOR RELATIONS

      As of March 1, 1998, the Las Vegas Showboat employed approximately 1,200 persons. Approximately 750 or 62.5% of the employees were represented by collective bargaining agreements. One of the collective bargaining agreements covering 585 or 48.8% of the employees expired on June 1, 1997. Consistent
with   prior    practice,    the    Company   and   the  affected
employees are operating in accordance with the terms of the expired collective bargaining agreement. The Company considers its current labor relations to be satisfactory.

  SYDNEY OPERATIONS

      The Company's wholly-owned subsidiary, Showboat Australia Pty Limited ("SA"), invested approximately $100.0 million for 135 million shares, or approximately 24.6% equity interest, in SHCH, which, through wholly-owned subsidiaries, owns Star City. SA also has an 85% interest in the management company which manages Star City. In December 1994, the NSWCCA granted the only full-service casino license in the State of New South Wales to Star City Pty Ltd, formerly known as Sydney Harbour Casino Pty Limited ("SCPL"), a wholly-owned subsidiary of SHCH. Upon issuance of the license, SCPL paid an aggregate of A$376.0 million as a one time license fee and prepaid rent for the casino site. Star City commenced gaming operations at the permanent casino facility on November 26, 1997, after operating the Sydney Harbor Casino from September 13, 1995 to November 26, 1997.

     SHCH formed a wholly-owned subsidiary, Sydney Harbour Casino Properties Pty Limited ("SHCP"), to lease the land for the Sydney Harbour Casino from the NSWCCA and to construct Star City. Star City is located at Pyrmont Bay adjacent to Darling Harbour, approximately one mile from the Sydney central business district. Star City features approximately 153,000 square feet of casino space that includes an approximately 22,000 square foot private area located on a separate level designated to service a premium clientele. Star City operates 1,500 slot machines and 200 table games. Star City also contains several themed restaurants, cocktail lounges, a 2,000 seat lyric theatre, a 900 seat cabaret style theatre and extensive public areas. Star City entered into an eight-year agreement with Lord Andrew Lloyd Webber's Really Useful Theatres Pty Ltd. for the management of the lyric theatre. Star City complex includes a 352 room hotel tower and an adjacent condominium tower containing 139 units with full hotel services. (Of the 139 units, 52 units have been contracted to be sold as of March 1, 1998.) When available, most of the 139 units will be used by the hotel for its guests. The complex includes extensive retail facilities, a station for Sydney's light rail system, a bus terminal, docking facilities for commuter ferries and parking for approximately 2,500 cars.

     Pursuant to the terms of the casino license, upon opening of the permanent casino, the interim casino ceased operations. While in operation, the interim casino had approximately 60,000 square feet of casino space, and was located at Pyrmont Bay adjacent to the location of the permanent casino site. An existing building had been renovated to permit the operation of the interim casino which contained 500 slot machines and 150 table games. Until November 26, 1997, the interim casino had been open 24 hours per day, every day of the year. The interim casino also featured 3 restaurants, 5 bars, a sports lounge and a gift shop.

      The opening of the Sydney Harbour Casino marked the beginning of SHCH's 12-year monopoly as the only full-service casino in the State of New South Wales. The 12-year monopoly period shall expire in September 2007. This exclusive 12-year period is included in the 99-year casino license awarded to SCPL. The New South Wales Casino Control Act provides that every three years, the NSWCCA will review the suitability of the casino license holder and whether it is in the public's interest that the casino license should continue. Such review occurred in 1997 and on December 18, 1997, the New South Wales Minister of Gaming and Racing announced that the NSWCCA had formed the opinion that Star City was a suitable person to continue to hold the casino license and that it was in the public interest that the casino license should continue in force.

      The total aggregate project costs of Star City and the Sydney Harbour Casino were approximately A$1.4 billion.

      In addition to its 24.6% equity interest in SHCH, SA has an option to purchase an additional 37,446,553 ordinary shares of SHCH at an exercise price of A$1.15 per share which if exercised, would increase the Company's ownership percentage to approximately 29.4%. SA's option may be exercised no earlier than July 1, 1998 and expires June 30, 2000. SA is restricted to remain the beneficial owner of not less than 10% of the issued capital of SHCH for a period of not less than five years after completion of Star City and remain the beneficial owner of not less than 5% of the issued capital of SHCH for an additional two years thereafter. SHCH became a publicly listed company on the Australian Stock Exchange in June 1995. As of March 18, 1998 the price of a share of SHCH ordinary share was A$1.23.

      Sydney Casino Management Pty Limited (the "Manager"), a company which is 85% owned by SA and 15% owned by National Mutual Trustees Limited in trust for Leighton Properties Pty Limited ("Leighton Properties"), manages Star City, and previously managed Sydney Harbour Casino, pursuant to a 99-year management agreement (the "Management Agreement"). The terms of the Management Agreement required the Manager to advise SCPL or SHCP as to the casino design and configuration and the placement of all gaming equipment. The Manager also agreed to train all employees of Star City and to manage a high quality international class casino in accordance with the operating standards required by the NSWCCA. The NSWCCA requires a service audit to be conducted yearly by a third party so that areas of non-compliance can be identified and remedied by the Manager. The service audit for 1997 has not yet been completed and is anticipated to be completed during the second quarter of 1998. The Manager will be paid a management fee equal to the sum of (i) 1 1/2% of casino revenue, (ii) 6% of casino gross operating profit, (iii) 3 1/2% of total non-casino revenue, and (iv) 10% of total gross non-casino operating profit, for each fiscal year for services rendered by the Manager pursuant to the Management Agreement. In conjunction with the bid for the license and the related financing for the project, SA agreed to forego the first A$19.1 million of its 85% portion of the fees due under the Management Agreement, which amount was satisfied during the second quarter of 1997. Gaming revenue from Star City is taxed at a rate of (i) 22.5% of slot machine revenue and (ii) 20% of the first A$225.4 million (as adjusted) of gross table game revenue with the rate increasing by 1.0% for each additional A$5.0 million of gross table game revenue up to a maximum rate of 45.0% payable on gross table game revenue in excess of A$360.7 million per annum. The A$225.4 million of base gross table game revenue will be adjusted annually in accordance with changes in the Consumer Price Index (Sydney All Groups) from the first week in July each year. The base year of the index is 1992. SCPL is also required to pay a community benefit levy of 2.0% of gross gaming revenue.

      In the fall of 1996, the Company was approached by several parties with respect to the sale of the Company's interest in SHCH and the assignment of the Company' s interest in the management of Star City. In January 1997, the Company entered into a letter of intent with PBL to sell a portion of its interest in SHCH and to assign its management rights to PBL. In May 1997, the Company announced that it had been advised by PBL that PBL would let the letter of intent lapse and PBL announced that it was no longer interested in pursuing a purchase of the Company's interest in SHCH or Star City. PBL had offered the Company a per share price of A$1.85 for 55 million ordinary shares, or an approximate 10% interest, in SHCH and offered to purchase the right to manage Star City for A$240.0 million to Sydney Casino Management Pty Limited, a partnership in which the Company has an 85% partnership interest.

      In the months following the termination of the letter of intent with PBL, the Company had contacts with various gaming industry participants and others in the United States and Australia regarding the potential sale of the Company's interests in SHCH and Star City. The Company also had various discussions with representatives of the board of directors of SHCH as to the possible termination of the management contract for Star City in consideration for cash payments. As of the date hereof, the Company has continued its discussions with SHCH regarding a potential transaction. However, there can be no assurance that discussions will continue or that any agreement will be reached and, if any agreement is reached, that it will be approved by the NSWCCA or otherwise completed.

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

  SYDNEY EMPLOYEES AND LABOR RELATIONS

     As of March 18, 1998, Star City employed approximately 5,100 persons, of which approximately 4,000 or 78.4% of the employees were represented by a collective bargaining agreement which expired February 1998. The employees covered by the expired collective bargaining agreement have approved a new agreement, which agreement will become effective upon certification by the Australia Industrial Relations Commission. The new agreement will be for a period of two years from the date of certification. Star City considers its current labor relations to be satisfactory.

  EAST CHICAGO SHOWBOAT OPERATIONS

      On April 18, 1997, the East Chicago Showboat commenced gaming operations. Prior to April 18, 1997, SMCP activities had been limited to applying for appropriate gaming licenses and securing the land for, arranging for construction of, finalizing the design of, construction and developing and obtaining financing for the East Chicago Showboat.

      The  East  Chicago Showboat is located on approximately  27 acres of leased land at the Pastrick Marina, approximately 12 miles from Chicago, Illinois. The Pastrick Marina, previously used only for private pleasure craft docking, was expanded to serve as a marina for the East Chicago Showboat and a mooring facility for SMCP's state-of-the-art cruising gaming vessel. The East Chicago Showboat is located directly off Indiana State Highway 912, a six-lane divided highway which connects 3.5 miles south to Interstate Highway 90 and 5.5 miles south to Interstate Highway 80/94.

      The East Chicago Showboat consists of an approximately 100,000 square foot five level state-of-the-art cruising gaming vessel, an approximately 100,000 square foot land-based pavilion (the "Pavilion"), an approximately 1,800 space parking garage and surface parking for an additional 1,200 automobiles. As of March 1, 1998, the casino gaming vessel included approximately 53,000 square feet of gaming space on four of its five levels, featured approximately 1,700 slot machines and approximately 82 table games (includes poker tables), and accommodates approximately 3,750 passengers. The casino gaming vessel resembles a modern vacation cruise vessel, with escalators, elevators, eleven foot to twelve and one-half foot high ceilings, and state-of-the-art design features intended to provide customers with a smooth and comfortable ride during cruises on Lake Michigan. The East Chicago Showboat offers gaming 365 days per year and provides its customers a wide variety of table games and slot machines of varying types and denominations. SMCP operates the casino gaming vessel approximately 20 hours each day in a series of excursions lasting two hours each.

      A festive Mardi Gras party atmosphere is replicated through the use of murals, street performers and entertainers. Customers can enter the casino gaming vessel through its second or third floor via enclosed ramps from the adjacent Pavilion. Of the casino gaming vessel's five levels, the top four levels are used for gaming with three of the four gaming levels divided into two distinct gaming areas separated by a lobby. The fourth gaming level of the vessel contains a single gaming area, passenger lounge, snack bar and cocktail lounge. The lowest level of the casino gaming vessel is utilized for administrative support functions.

  EAST CHICAGO LABOR RELATIONS

      As of March 1, 1998, the East Chicago Showboat employed approximately 1,400 persons, of which approximately 190 or 13.5% are represented by a collective bargaining agreement that expires on June 30, 2001. The East Chicago Showboat considers its current labor relations to be satisfactory. The East Chicago Showboat's marine service provider, however, is involved in a dispute with its maritime employees, who maintain, operate and navigate the casino gaming vessel on its cruises. On March 18, 1997 the Marine Engineers Beneficial Association filed a petition with the National Labor Relations Board seeking to represent certain employees of the marine service provider. On August 21, 1997, the petition was amended to name the East Chicago Showboat as a joint employer of the employees in the petitioned for unit. The petition was withdrawn by the Union on November 18, 1997. The day prior to the scheduled hearing at the Regional Office of the Board regarding the petition has not been refiled.

FINANCIAL INFORMATION ABOUT THE COMPANY

      The primary source of revenue and income to the Company is its casinos, although the hotels, restaurants, bars, buffets, shops, bowling, sports and other special events and services are important adjuncts to the casinos. At December 31, 1997, casinos either owned or managed by the Company featured in the aggregate approximately 8,450 slot machines and 400 table games.

      Slot machines have been the principal source of casino revenues at the Atlantic City Showboat, the Las Vegas Showboat and the East Chicago Showboat. At the Atlantic City Showboat, slot machines accounted for 78.7%, 76.1% and 73.9% of casino revenues for the years ended December 31, 1997, 1996 and 1995, respectively. At the Las Vegas Showboat, slot machines accounted for 84.5%, 85.2% and 85.5% of casino revenues for the years ended December 31, 1997, 1996 and 1995, respectively. At the East Chicago Showboat, slot machines accounted for 71.2% of casino revenues from the commencement of operations to December 31, 1997. In contrast, table games have been the principal source of casino revenues at Star City and the Sydney Harbour Casino. For the years ended December 31, 1997 and 1996 and for the period from commencement of operations to December 31, 1995, table games accounted for 76.9%, 82.2% and 86.1%, respectively, of casino revenues at Star City and the Sydney Harbour Casino. Gaming operations at the Atlantic City Showboat, the Las Vegas Showboat and Star City are each conducted 24 hours a day, every day of the year and gaming operations at the East Chicago Showboat are conducted 20 hours a day, every day of the year.

     The following table sets forth the contribution to total net revenues on a dollar and percentage basis of the Company's major activities at the Atlantic City Showboat and the Las Vegas Showboat and the East Chicago Showboat for the years ended
December 31, 1997, 1996 and 1995. Net revenues for Star City, the Sydney Harbour Casino and the Showboat Star Casino (which ceased operations in March 1995) are not included in the table since the Company accounts for its investment in SHCH and the Showboat Star Partnership, the owner of the Showboat Star Casino ("SSP"), respectively, under the equity method of accounting. For the year ended December 31, 1997, the Company's equity in the loss of SHCH, net of intercompany elimination was $3,504,000. The Company's equity in the income of SHCH, net of intercompany elimination, was $4,086,000 for the year ended December 31, 1996. For the year ended December 31, 1995, the Company reported no earnings for SHCH due to the write off of preopening costs. The Company's equity in the loss of SSP, net of intercompany elimination, was

$22,000   through  March  31,  1995.   For  additional  financial
information, see the Company's financial statements contained in "Item 8. Financial Statements and Supplementary Data."




                                 Year Ended              Year Ended            Year Ended
                              December 31, 1997       December 31, 1996     December 31, 1995
                          ---------------------    --------------------  --------------------
                                                (dollar amounts in thousands)
                            Amount      Percent      Amount     Percent     Amount    Percent
                           --------     -------     --------    -------   ---------   -------
Revenues:
 Casino <F1>               $497,124        89.3     $382,980       88.3    $379,494      88.5
 Food and beverage           62,720        11.3       56,916       13.1      53,894      12.6
 Rooms                       25,395         4.5       26,147        6.0      25,694       6.0
 Sports and special
  events                      3,498         0.6        3,682        0.9       3,924       1.0
 Management Fees              5,671         1.0            0        0.0         190       0.0
 Other                        7,156         1.3        5,876        1.4       5,189       1.2
                           --------     -------     --------    -------    --------    ------
Total gross revenues <F2>   601,564       108.0      475,601      109.7     468,385     109.3
Less complimentaries <F1>    44,748         8.0       41,896        9.7      39,793       9.3
                           --------     -------     --------    -------    --------    ------
Total net revenues <F2>    $556,816       100.0     $433,705      100.0    $428,592     100.0

____________________

<F1> Casino revenues are the net difference between the sums paid as winnings and the sums received as losses. Complimentaries consist primarily of rooms, food and beverages furnished gratuitously to customers. The sales value of such services is included in the respective revenue classifications and is then deducted as complimentaries. Complimentary rates are periodically reviewed and adjusted by management. See Note 1 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
<F2> Does not include interest income.

      The Atlantic City Showboat offers complimentary meals, drinks and room accommodations to a larger percentage of customers than the other Showboat properties. Such promotional allowances (complimentary services) at the Atlantic City Showboat were 10.3%, 10.1%, and 9.7% of total net revenues for the years ended December 31, 1997, 1996 and 1995, respectively. Such promotional allowances (complimentary services) at the Las Vegas Showboat were 6.1%, 7.0% and 6.8% of total net revenues for the years ended December 31, 1997, 1996 and 1995, respectively. At Star City and the Sydney Harbour Casino, such complimentary services were 5.2% and 3.6% for the years ended December 31, 1997 and 1996, respectively and 2.7% of the total net revenues for the period from commencement of operations to December 31, 1995. At the East Chicago Showboat, complimentary services were 2.2% of the total net revenues for the period from commencement of operations to December 31, 1997.

GAMING CREDIT POLICY

      A relatively minimal dollar amount of credit is extended to a limited number of gaming customers at the Las Vegas Showboat and at the East Chicago Showboat. Star City is prohibited by regulation from extending any credit to its gaming customers. However, Star City may bank local checks under A$5,000 the next banking day and can hold local checks for greater than A$5,000 for up to 10 banking days. Checks from international patrons can be held for up to 20 banking days. The Atlantic City
Showboat, however, offers substantially more credit to a greater number of customers than the other Showboat properties. At the Atlantic City Showboat, gaming receivables were $7.1 million, before deducting the allowance for doubtful accounts of approximately $2.9 million for the year ended December 31, 1997. The Atlantic City Showboat, gaming receivables were approximately $6.3 million at December 31, 1996, before deducting allowance for doubtful accounts of approximately $2.2 million. The Atlantic City Showboat's gaming credit, as a percentage of total gaming revenues, is at a level which is consistent with that of the average credit levels for all other hotel-casinos in Atlantic City. Overall, the Company's gaming receivables were, as of the year ended December 31, 1997, approximately $8.2 million, before deducting the allowance for doubtful accounts of approximately $3.0 million. In comparison, the Company's gaming receivables were approximately $7.2 million at December 31, 1996, before deducting allowance for doubtful accounts of approximately $2.6 million.

      The non-collectibility of gaming receivables can have a material adverse effect on results of operations, depending upon the amount of credit extended and the size of uncollected amounts. The Company maintains strict controls over the issuance of credit and aggressively pursues collection of its customer receivables. These collection efforts parallel those procedures commonly followed by most large corporations, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Gaming debts evidenced by credit instruments are enforceable under the laws of New Jersey and Nevada, respectively. The Company believes that it is reasonable to conclude that gaming debts evidenced by credit instruments, under credit policies approved by the Indiana Commission, should be enforceable under the laws of Indiana. All other states are required to enforce a judgment on a gaming debt incurred in New Jersey or Nevada pursuant to the Full Faith and Credit Clause of the United States Constitution. Although gaming debts are not legally enforceable in some foreign countries, the United States assets of foreign debtors may be reached to satisfy a judgment entered in the United States. Annual gaming bad debt expense at the Atlantic City Showboat was approximately 0.6% of casino revenues for the year ended December 31, 1997, as compared to approximately 0.4% for the years ended December 31, 1996 and 1995. Annual gaming bad debt expense at the Las Vegas Showboat was approximately 0.2% of casino revenues for the year ended December 31, 1997, as compared to approximately 0.3% and 0.2% of casino revenues for the years ended December 31, 1996 and 1995, respectively. Annual gaming bad debt expense at the East Chicago Showboat was 0.05% of casino revenues for the period from April 18, 1997 to December 31, 1997. At Star City and the Sydney Harbour Casino, as a result of the permitted check holding practice, SHCH recorded bad debt expense of 0.43% of casino revenues for the year ended
December 31, 1997, as compared to 0.32% for the year ended December 31, 1996 and 0.52% for the period from commencement of operations in the interim facility to December 31, 1995.

CONTROL PROCEDURES

      In connection with its gaming activities, the Company follows a policy of stringent internal controls, cross-checks and recording of all receipts and disbursements in accordance with industry practice. The audit and cash controls developed and utilized by the Company include locked cash boxes, independent counters, checkers and observers to perform the daily cash and coin counts, floor observation of the gaming areas, closed-circuit television observation of certain areas, daily computer tabulation of receipts and disbursements for each slot machine, table and other games, and the rapid identification, analysis and resolution of discrepancies or deviations from normal performance. Dealers and other personnel are trained by the Company. Gaming operations are subject to risk of loss as a result of employee or customer dishonesty due to the large amount of cash and gaming chips handled. However, the Company has not experienced significant losses related to employee dishonesty.

SEASONAL FACTORS

      The Company does not believe that the gaming and hotel revenues in Las Vegas, Nevada and the gaming and hotel revenues in Sydney, Australia are significantly seasonal. In contrast, the Company believes that gaming and hotel revenues are seasonal in Atlantic City, New Jersey and the Company anticipates that gaming will be seasonal in East Chicago, Indiana, due to the harsher weather in the mid-eastern seaboard and the great lakes area, respectively, during winter months.

COMPETITION

      The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American land, card parlors, state-sponsored lotteries, on-track and off-track wagering and other forms of legalized gaming in the United States and internationally. Competition is intense among companies in the gaming industry, and the Company expects it to remain so in the future. In recent years, many states legalized casino gaming. Additional states may in the future consider casino gaming.

  ATLANTIC CITY, NEW JERSEY

      The Atlantic City Showboat competes with 11 other hotel-casinos in Atlantic City containing a total of approximately 1.2 million square feet of gaming space and approximately 11,150 casino hotel rooms as of December 31, 1997 (including the Atlantic City Showboat). According to the New Jersey Convention and Visitors Authority, eight expansions of existing hotel-casinos have been announced and are expected to be open and could be completed within the next four years, which will add approximately 6,800 more hotel rooms. There are several sites on the Boardwalk and in the Marina Area of Atlantic City on which hotel-casino facilities could be built in the future. Several established gaming companies, are at various stages in the licensing process with the New Jersey Casino Control Commission to obtain licenses and permits to develop major casino resorts in Atlantic City. Hotel-casinos in Atlantic City generally compete on the basis of promotional allowances, bus programs and packages, entertainment, advertising, service provided to patrons, caliber of personnel, attractiveness of the hotel-casino areas and related amenities. The Atlantic City Showboat targets slot machine customers by utilizing a variety of marketing techniques.

     The Atlantic City Showboat also competes with Foxwood's High Stakes Bingo and Casino on the Mashantucket Pequot Indian Reservation in Ledyard, Connecticut, the Mohegan Sun Casino near Montville, Connecticut, Delaware's three racetracks operating 2,500 slot machines, in the aggregate, and, more recently, gaming boats operating in international waters that dock in the New York Metropolitan area. To a lesser extent, the Atlantic City Showboat competes with casinos in Nevada and other states of the United States and internationally. The Company believes that the commencement or expansion of casino and other gaming ventures in states close to New Jersey, particularly, Delaware, Maryland, New York or Pennsylvania, could have an adverse effect on the Company's Atlantic City operations.

  LAS VEGAS, NEVADA

      The Las Vegas Showboat competes with casinos located in the Las Vegas area, including competitors located on the Boulder Strip, on the Las Vegas Strip, in downtown Las Vegas and at the Nevada-California stateline. Such competition includes a number of hotel-casinos, as well as numerous non-hotel gaming facilities, targeted toward slot machine players and local residents. Several of the Company's direct competitors have opened new hotel-casinos or have commenced or completed major expansion projects, and other expansions are in progress or are planned. Two new hotel-casinos targeting a similar market as the Las Vegas Showboat opened (one in June 1997 and the other in February 1998) in Henderson, Nevada, approximately eight miles from the Las Vegas Showboat.

      As a result of increased competition primarily for slot machine players and Las Vegas area residents, the Las Vegas Showboat has experienced limited growth in revenues and earnings from operations. The Company has expanded marketing and customer service programs in response to increased casino capacity in the Las Vegas market. There can be no assurance that the expanded marketing and customer service programs will attract customers to the Las Vegas Showboat.

      To a lesser extent, the Las Vegas Showboat competes with casinos located in Mesquite, Laughlin and Reno-Lake Tahoe areas of Nevada, casinos located on tribal lands in Arizona and California and casinos located in New Jersey, other states of the United States and internationally and tribal casinos located principally in California and Arizona. The Company believes that the commencement or expansion of casino and other gaming ventures in states close to Nevada, particularly California, could have a material adverse effect on the Company's Las Vegas operations.

  SYDNEY, NEW SOUTH WALES

      Star  City  competes  with casinos in Australia  and  other casinos located within the Pacific Rim. Currently, 15 full-service casinos operate in Australia and New Zealand. Star City will remain the only full-service casino in the State of New South Wales until September 2007. While only 23.1% of casino revenues were generated by slot machines, in excess of approximately 76,000 slot machines were permitted in approximately 1,820 hotels and approximately 1,450 non-profit private clubs in New South Wales. Beginning April 1, 1997, hotels are limited to a maximum of thirty slot machines each, which represents an increase from the previous per hotel limit of ten slot machines. In 1995, over 75% of the private clubs contained 50 slot machines or less; however, the largest private club contained in excess of 800 slot machines (the most recently available public information). Star City competes with the local slot clubs and with the casinos throughout Australia and the Pacific Rim by offering excellent service and an attractive facility containing hotel operations, bars and restaurants, sports and recreation facilities, entertainment centers, car parking, theaters, convention facilities and retail shopping.

  EAST CHICAGO, INDIANA

     SMCP competes in the Chicago Gaming Market, an area covering approximately 120-mile radius from the East Chicago Showboat, with eight other operating riverboat casinos, four of which are located in Indiana and four of which are located in Illinois. The four riverboat casinos operating in Illinois are located within fifty miles of the East Chicago Showboat, but these riverboat casinos are limited to 1,200 gaming positions each by Illinois gaming law. To a lesser extent, the East Chicago
Showboat competes with casinos located in Nevada, New Jersey, Wisconsin, Michigan, Iowa, and other states of the United States as well as internationally, with casinos located in Windsor, Ontario, Canada.

      SMCP competes with the riverboat casinos in the Chicago Gaming Market based on its wide variety of table games and slot machines of varying types and denominations, its spacious comfortable environment, and its Mardi Gras atmosphere. Additionally, the players slot club and special promotions are utilized to attract customers to the East Chicago Showboat.

      The legalization of additional or larger casino gaming operations in jurisdictions in close proximity to the East Chicago Showboat would have a material adverse effect on SMCP. In the future, SMCP may face competition from the Pokagon Band of Potawatomi Indians (the "Pokagon Band") of southern Michigan and northern Indiana, a federally recognized Indian tribe. In February 1995, the Pokagon Band voted to build at least one land-based casino in southern Michigan and, in April 1995, voted to accept a casino development proposal from a national casino operator. The Governor of Michigan signed a compact with the Pokagon Band in November 1995. As of March 1, 1998, the Governor of Indiana has not yet begun compact negotiations with the Pokagon Band with respect to a land-based casino in Indiana.

MARKETING

     The Company's revenues and operating income depend primarily upon the level of gaming activity at its casinos, although the Company also seeks to maximize revenues from food and beverage, lodging and other retail operations. Therefore, the primary goal of the Company's marketing efforts is to attract profitable gaming customers to its casinos. Specifically, the Company's marketing strategy at the Atlantic City Showboat, the Las Vegas Showboat and the East Chicago Showboat is to develop a high volume of traffic through the casinos, emphasizing slot machine play which accounted for 78.7%, 84.5% and 71.2% of casino revenues of the Atlantic City Showboat, the Las Vegas Showboat and the East Chicago Showboat, respectively, in 1997. The Atlantic City Showboat and the East Chicago Showboat target slot machine customers by providing competitive games and excellent service in an attractive convenient facility and by using a variety of marketing techniques. Customers are attracted to the Las Vegas Showboat by competitive slot machines, bingo, moderately priced food and accommodations, a friendly "locals"
atmosphere and a 106-lane bowling center. Star City targets gaming patrons by positioning itself as a complete entertainment venue with restaurants, bars, free live entertainment and gaming. The Company advertises its hotel-casinos on television and radio, in newspapers and magazines and on outdoor signs and billboards. The Company markets to its slot machine customers by means of play based rebates and promotions, including players' clubs, and direct mailings. The Company also sponsors special events designed to attract its target customers.

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

      The following is a listing of the Company's announced expansion opportunities:

   ROCKINGHAM PARK, NEW HAMPSHIRE

       In July 1995, the Company, through its wholly-owned subsidiary, Showboat New Hampshire, Inc. ("SNHI"), entered into definitive agreements with Rockingham Venture, Inc. ("RVI") regarding the proposed development and management of a non-racing gaming project ("Showboat Rockingham Park") at Rockingham Park in Salem, New Hampshire. RVI is the owner and operator of Rockingham Park which is a thoroughbred racetrack. In December 1994, the Company loaned approximately $8.9 million to RVI accruing interest at 8.3% and having an initial term of sixty months, which loan is secured by a second mortgage on Rockingham Park. As of the date hereof, RVI has made all payments required to be made by the promissory note. The development of Showboat Rockingham Park, among other things, is subject to the passage of enabling gaming legislation by the State of New Hampshire and the Town of Salem. SNHI owns a 50% interest in Showboat Rockingham
Company, L.L.C. ("SRC") that was formed for the purpose of developing and owning Showboat Rockingham Park. Depending upon the number and types of games, if any, legalized by the necessary authorities, SNHI and RVI will make certain capital contributions to SRC. At a minimum, the Company will contribute the promissory note representing the loan. If enabling gaming legislation permits more than 500 slot machines or any combination of slot machines and table games, the Company, subject to available financing, will contribute funds not to exceed 30% of the cash funds required for the project. At this time, the cost of the project has not been determined nor has the State of New Hampshire enacted any gaming legislation.

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

   LEMAY, MISSOURI

      On May 1, 1995, Southboat Limited Partnership ("SLP") was formed by Showboat Lemay, Inc. ("Showboat Lemay"), a corporation wholly-owned by the Company, and Futuresouth, Inc. ("Futuresouth"), an unrelated corporation, for the purpose of designing, developing, constructing, owning and operating a riverboat casino and related facilities (collectively, the "Southboat Casino Project"). In December 1997, the Company transferred Showboat Lemay to Futuresouth, thereby terminating its involvement in the Southboat Casino Project.

  LUMMI INDIAN NATION

      In February 1997, the Company entered into a tribal management agreement and related documents with the Lummi Indian Nation for the financing, development and operation of a Class III casino located between Bellingham, Washington and Vancouver, British Columbia. Prior to submitting the agreements to the National Gaming Commission for approval, the Company withdrew from the pursuit of the tribal gaming opportunity in June 1997 due to the announced increase in authorized casino gaming in British Columbia.

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

      The New Jersey Commission imposes certain restrictions upon the ownership of securities issued by a corporation which holds a casino license or is a holding company of a corporate casino licensee. Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporation which holds a casino license is subject to approval by the New Jersey Commission. If the New Jersey Commission finds an individual owner or holder of any security of a corporate casino licensee or any of its holding companies or a "financial source," or any of its security holders to be disqualified, the New Jersey Commission may take any necessary remedial action, including requiring divestiture by the disqualified security holder. If disqualified security holders of either the corporate licensee or the holding company fail to divest themselves of such security interests, the New Jersey Commission may revoke or suspend ACSI's casino license. Disqualified security holders are prohibited from: (i) receiving any dividends or interest on their securities; (ii) exercising, directly or through any trustee or nominee, any rights conferred by such securities; and (iii) receiving any remuneration in any form from the corporate
licensee  for  services  rendered or  otherwise.   The  corporate
licensee and its non-publicly traded holding companies are required to include in their charter or articles of incorporation a provision establishing the right of prior approval by the New Jersey Commission with regard to transfers of securities, shares and other interests in the corporation. The corporate licensees' publicly traded holding companies are required to provide in their charter or articles of incorporation a provision that any securities of the corporation are held subject to the condition that if a holder thereof is disqualified, such holder shall dispose of his interest. The Company and OSI are holding companies of ACSI, a New Jersey casino licensee. The Company, OSI and ACSI have charters or articles of incorporation that comply with these regulatory requirements. In connection with the Showboat Merger, Harrah's or its affiliate will need the prior approval of the New Jersey Commission to effect the merger, and an application for such approval has been filed.

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

      After completion of its first full year of operation, and continuing for 30 years thereafter, a casino licensee is subject to a New Jersey investment obligation. ACSI will fulfill its investment obligation in 2015. To satisfy this obligation, the Company may either: (i) pay an investment alternative tax equal to 2 1/2% ofits annual gross revenues from gaming operations; or
(ii) purchase bonds issued by, or invest in other development projects approved by, the Casino Reinvestment Development Authority, a state agency, in an amount equal to 1 1/4% of its annual gross revenues from gaming operations net of provision for bad debt.

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

      Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission, or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of the Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a shareholder or to have any other relationship with the Company or SBOC, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

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

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. In November 1997, the Nevada Commission granted the Company prior approval  to  make  public offerings for a period  of  one  year, subject to certain conditions ("Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by the Company (a "Gaming Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Company's licensed Nevada subsidiaries to guaranty any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by the Company or a Gaming Affiliate in a public offering under the Shelf Approval. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

       Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction. The Showboat Merger requires the prior approval of the Nevada Commission upon recommendation of the Nevada Board. Harrah's has filed an application for approval of the Showboat Merger.

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

      The sale of alcoholic beverages by the casino is subject to licensing, control and regulation by the City Board. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse affect upon the operations of the casino.

      License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the state of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received;
(ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the serving or selling of food or refreshments or the selling of any merchandise. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the state of Nevada.

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

      The NSWCCA must not grant an application for a casino license unless it is satisfied that the applicant and each close associate is a suitable person to be concerned in or associated with the management and operation of a casino. In making the determination as to the suitability of the applicant, the NSWCCA must consider whether: (a) the applicant and each close associate are of good repute, having regard to character, honesty and integrity; (b) the applicant and each close associate is of sound and stable financial background; (c) in the case of an applicant that is not a natural person, the applicant has or has arranged a satisfactory ownership, trust or corporate structure;
(d) the applicant has or is able to obtain financial resources that are both suitable and adequate for insuring the financial viability of the proposed casino; (e) the applicant has or is able to obtain the services of persons who have sufficient experience in the management and operation of a casino; (f) the applicant has sufficient business ability to establish and maintain a successful casino; (g) the applicant or any close associate who has any business association with any  person,  body or  association  who,  in  the  opinion of the
NSWCCA is not of good repute, having regard to character, honesty and integrity or has undesirable or unsatisfactory financial sources; and (h) each director, partner, trustee, executive officer and secretary and any other officer or person determined by the NSWCCA to be associated or connected with the ownership, administration or management of the operations or business of the applicant or a close associate of the applicant is a suitable person to act in that capacity. Additionally, the Showboat Merger requires the approval of the NSWCCA and Harrah's or its affiliate will need to be found suitable. The necessary applications for such approval and findings of suitability have been filed by Harrah's. Following the commencement of the Showboat Merger, the NSWCCA announced that it will conduct an independent statutory inquiry into Harrah's. The inquiry is part of the process of approval of the Showboat Merger by the NSWCCA.

     On receiving an application for a casino license, the NSWCCA must carry out all such investigations and inquiries as it deems necessary. The costs of the investigation by the NSWCCA are payable to the NSWCCA by the applicant unless the NSWCCA determines otherwise.

      The NSWCCA may give written direction to a casino operator as to the conduct, supervision or control of operations of the casino. The NSWCCA may investigate a casino from time to time at the discretion of the NSWCCA. Not later than three years after the grant of the casino license, and thereafter in intervals not exceeding three years, the NSWCCA must investigate and form an opinion as to whether or not the casino operator is a suitable person to continue to give effect to the casino license and determine that it is in the public interest that the casino license should continue in force. The NSWCCA commenced its investigation on November 8, 1996. The NSWCCA announced that the investigation would include public hearings. On February 13, 1997, the NSWCCA announced that it had received 31 submissions in relation to its investigation and made all of the submissions available to the public. The investigation was completed on December 14, 1997. The Minister for Racing & Gaming issued a press release on December 18, 1997 stating that the NSWCCA had found that the licensee was a suitable person, to continue to give effect to the casino license and that it was in the public interest that the casino license should continue in force. The NSWCCA report was made public on March 3, 1998 and contained no material adverse recommendations.

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

      Gaming is not to be conducted in the casino unless the facilities provided in relation to the conduct and monitoring of operations of the casino are in accordance with the plans, diagrams and specifications that are approved by the NSWCCA. The NSWCCA may approve the games to be played in the casino. A casino operator must not conduct a game in a casino unless there is an order in force approving the game and the game is conducted in accordance with the rules approved by such order.
Additionally, a directive by the Minister for Racing & Gaming limits the number of table games and slot machines which may be placed in Star City to 200 games and 1,500 slot machines.

      The casino is to be open to the public on such days and at such times as are directed by the NSWCCA in writing. The casino must be closed on days and at times that are not days or times specified by the NSWCCA.

     A casino operator must not (i) accept a wager made otherwise than by means of money or chips, (ii) lend money, chips or any other valuable thing; provide money or chips as part of a transaction involving a credit card or debit card, (iii) extend any other form of credit, or (iv) wholly or partly discharge any debt. The casino operator may issue chips in exchange for checks if the person has established a deposit account with the casino operator. Checks accepted by the casino operator must be presented to the bank within one working day after the check is accepted by the casino operator. Notwithstanding the foregoing, the NSWCCA agreed to vary the presentment requirement so that Star City may hold checks drawn on an Australian bank/branch in an amount of or over A$5,000 for up to 10 banking days and may hold checks drawn on a non-Australian bank/branch for up to 20 banking days regardless of the amount of the check prior to presenting the checks for payment.

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

      In determining whether to grant an owner's license to an applicant, the Indiana Commission shall consider (1) the character, reputation, experience and financial integrity of the applicant and any person who (a) directly or indirectly controls the applicant, or (b) is directly or indirectly controlled by either the applicant or a person who directly or indirectly controls the applicant, (2) the facilities or proposed facilities for the conduct of riverboat gaming, (3) the highest total prospective revenue to be collected by the state from the conduct of riverboat gaming, (4) the good faith affirmative action plan to recruit, train and upgrade minorities in all employment classifications, (5) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance,
(6) whether the applicant has adequate capitalization to provide and maintain the riverboat for the duration of the license and
(7) the extent to which the applicant meets or exceeds other standards adopted by the Indiana Commission. The Indiana Commission may also give favorable consideration to applicants for economically depressed areas and applicants who provide for significant development of a large geographic area. Each applicant must pay an application fee of $50,000 and additional fees may be assessed for the background investigation. If the applicant is selected, the applicant must pay an initial license fee of $25,000 and post a bond, and thereafter, pay an annual license renewal fee of $5,000. The Indiana Commission has issued eight of these eleven licenses--four in Lake County Indiana; one in LaPorte County; one in Vanderburgh County; one in Ohio County; and one in Dearborn County. In addition, the Indiana Commission has issued a certificate of suitability to an applicant in Harrison County. The Indiana Commission has decided to delay a determination for the tenth license, which if issued, would be located on the Ohio River. Additionally, the Indiana Commission has not considered applicants for the eleventh license since the Patoka Lake site has been determined by the U.S. Army Corp. of Engineers as an unsuitable site for development of a casino vessel project.

      A person holding an owner's gaming license issued by the Indiana Commission may not own more than a 10% interest in another such license. An owner's license expires five years after the effective date of the license; however, after three years the holder of an owner's license will undergo a reinvestigation to ensure continued suitability for licensure. Unless the license has been terminated, expired or revoked, the gaming license may be renewed if the Indiana Commission determines that the licensee has satisfied all statutory and regulatory requirements. In connection with the issuance of the license to SMCP, Showboat Marina Partnership, an Indiana general partnership ("SMP"), Waterfront and Showboat and its affiliates declared to the Indiana Commission that if SMCP received a riverboat owner's license, they shall not commence more than one other casino gaming operation within a fifty-mile radius of East Chicago Showboat for a period of five years beginning on the date of issuance of an owner's license by the Indiana Commission to SMCP. Adherence to the non-competition declaration is a condition of the owner's license. A gaming license is a revocable privilege and is not a property right.

      Minimum and maximum wagers on games are not established by regulation but are left to the discretion of the licensee. Wagering may not be conducted with money or other negotiable currency. Riverboat gaming excursions shall be at least two hours, but not more than four hours in duration unless expressly approved by the Indiana Commission. No gaming may be conducted while the boat is docked except (1) for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking, (2) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers and crew, (3) if either the vessel or the docking facility is undergoing mechanical or structural repair, (4) if water traffic conditions present a danger to (A) the riverboat, riverboat passengers, and crew, or (B) other vessels on the water, or (5) if the master has been notified that a condition exists that would cause a violation of federal law if the riverboat were to cruise. The Indiana Commission has adopted rules governing cruising on Lake Michigan by a riverboat casino. The period of time during which passengers embark and disembark constitutes a portion of the gambling excursion if gambling is allowed. At the conclusion of the thirty-minute embarkation period, the gangway or its equivalent must be closed. However, a riverboat licensee must allow patrons to disembark at anytime the riverboat remains at the dock and gambling continues. A standard excursion schedule for a casino vessel on Lake Michigan must include at least one full excursion (a cruise into the open water on Lake Michigan, not more than three statute miles from the dock site July through September and not more than one statute mile October through June) and one intermediate excursion during which the vessel cruises in protected navigable water on or accessible to Lake Michigan. An intermediate excursion is to be conducted if the statutory conditions that permit dockside gaming are not present and if sea conditions or weather conditions, or both, do not permit a full excursion. If a casino vessel remains dockside because of statutory conditions, the embarkation and disembarkation rules still apply.

      An admission tax of $3.00 for each person admitted to the gaming excursion is imposed upon the license owner. The admissions tax is paid by the riverboat licensee for each excursion or part of an excursion the patron remains on board. An additional 20% tax is imposed on the adjusted gross receipts received from gaming operations, which is defined as the total of all cash and property (including checks received by the licensee whether collected or not) received, less the total of all cash paid out as winnings to patrons and uncollectible gaming receivables (not to exceed 2%). The gaming license owner shall remit the admission and wagering taxes before the close of business on the day following the day on which the taxes were incurred. Riverboats are assessed for property tax purposes as real property and are taxed at rates to be determined by local taxing authorities of the jurisdiction in which a riverboat operates. SMCP is contesting the timing of the initial assessment of property taxes by Lake County on the riverboat vessel. The Riverboat Gambling Act requires a riverboat owner licensee to directly reimburse the Indiana Commission for the costs of inspectors and agents required to be present during the conduct of gaming operations. Pursuant to agreements with the City, and as reflected in the owner's license, SMCP has agreed to
(1) provide certain fixed incentives of approximately $16.4 million to the City of East Chicago and its agencies for transportation, job training, home buyer assistance and discrete economic development initiatives, (2) pay 3% of adjusted gross receipts divided equally among the City and two not-for-profit foundations for infrastructure improvements, education and community development, and (3) pay 0.75% of adjusted gross receipts for community development projects, including the Washington High School Site town home development with a total projected cost of $5.0 million, to East Chicago Second Century, Inc., a for-profit corporation owned by SMP ("Second Century"). Funding for the Washington High School Site project will be derived from contributions to Second Century from SMCP as well as funds from other third-party sources.

      The Indiana Commission is authorized to license suppliers and certain occupations related to riverboat gaming. Gaming equipment and supplies customarily used in conducting riverboat gaming may be purchased or leased only from licensed suppliers. The Indiana Commission has adopted a rule requiring employees working on the riverboat to have a valid merchant marine document issued by the United States Coast Guard.

      The Indiana Riverboat Gambling Act places special emphasis upon minority and women's business enterprise participation in the riverboat industry. Any person issued a riverboat owner's license must establish goals of expending at least 10% of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee's contracts for goods and services with women's business enterprises. The East Chicago Showboat did not achieve these goals primarily due to the construction of the East Chicago Showboat during the first quarter of 1997. The Indiana Commission may suspend, limit or revoke the gaming owner's license or impose a fine for failure to comply with statutory requirements.

      An institutional investor which acquires 5% or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Commission and to provide additional information, and may be subject to a finding of suitability. A person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Commission for a finding of suitability. Under the Showboat Merger, Harrah's filed the necessary application for a transfer of Showboat's beneficial interest in SMCP, including an investigatory fee of $50,000, and the Indiana Commission will investigate the key persons and substantial owners of Harrah's, and must thereafter find that Harrah's meets the criteria for licensing and suitability of riverboat owner licensees.

     A riverboat owner licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received. All contracts are subject to disapproval by the Indiana Commission.

      A riverboat owner licensee or an affiliate may not enter into a debt transaction of $1 million or more without the prior approval of the Indiana Commission. A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against a riverboat owner's license.

     The Indiana Commission has a rule requiring the reporting of certain currency transactions which is similar to that required by federal authorities. See "Item 1. Business - Other Federal,
State and Local Legislation and Regulation."

      The  Riverboat  Gambling Act prohibits contributions  to  a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee, by an officer of a person that holds at least a 1% interest in the licensee, or by a person holding at least a 1% interest in the licensee. The
Indiana Commission has promulgated a rule requiring quarterly reporting by the holder of a riverboat owner's license or a supplier's license of officers of the licensee, officers of persons that hold at least a 1% interest in the licensee, and of persons who directly or indirectly own a 1% interest in the licensee.

      The Indiana Commission adopted a rule that prohibits a distribution by a riverboat licensee to its partners, shareholders, itself, or any affiliated entity, if the distribution would impair the financial viability of the riverboat gambling operation. The Indiana Commission has proposed another rule, which would if adopted, require riverboat licensees to maintain on a quarterly basis a cash reserve in the amount of the actual payout for three days, and the cash reserve would include cash in the casino cage, cash in a bank account in Indiana, or cash equivalents not committed or obligated.

      The Governor of Indiana has appointed a Gaming Impact Study
Commission chaired by the Attorney General to review the impact of all forms of gaming in Indiana, and to issue its final report by December 31, 1999.

      A lawsuit was filed on October 25, 1996, in Harrison County Indiana by three individuals residing in counties abutting the Ohio River, which challenges the constitutionality of the Riverboat Gambling Act on grounds that (i) it allegedly creates an unequal privilege because under the Act supporters of riverboat casino gambling, having lost a county-wide vote, are allowed to resubmit a proposal to county voters for approval of riverboat casino gambling while opponents of riverboat casino gambling, having lost a county-wide vote, are not allowed to resubmit a proposal; and (ii) it was enacted as a provision attached to a state budget bill allegedly in violation of an Indiana constitutional provision requiring legislative acts to be confined to one subject and matters properly connected with the subject. The State of Indiana filed an answer to the complaint. The Indiana Supreme Court has previously upheld the constitutionality of the Riverboat Gambling Act, although the prior challenge was on different grounds than those contained in the recently filed lawsuit. If the Riverboat Gambling Act ultimately was held unconstitutional it would, absent timely corrective legislation, have a material adverse effect on SMCP's operations.

U.S. COAST GUARD

      Each riverboat also is regulated by the U.S. Coast Guard, whose regulations affect vessel design, construction, operation (including requirements that each vessel be operated by a minimum complement of licensed personnel) and maintenance, in addition to restricting the number of persons who can be aboard the boat at any one time. The East Chicago Showboat vessel must hold a Certificate of Inspection. Loss of the Certificate of Inspection of a vessel would preclude its use as an operating riverboat. A vessel is subject to annual, quarterly, as well as unannounced, inspection by the U.S. Coast Guard and must be drydocked every five years for inspection of the hull. Such drydockings remove the vessel from service for a period of time and can result in required repairs. The Company believes that these regulations, and the requirements of operating and managing cruising gaming vessels generally, make it more expensive to conduct riverboat gaming than to operate land-based casinos.

      All shipboard employees of the East Chicago Showboat, even those who have nothing to do with the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel, may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers' compensation awards. The East Chicago Showboat has obtained such insurance which it believes to be adequate to cover employee claims.

SHIPPING ACT OF 1916; MERCHANT MARINE ACT OF 1936

     In order for the East Chicago Showboat vessel to have United States flag registry, the Company must maintain "United States citizenship" as defined in the Merchant Marine Act of 1920, as amended, and the Shipping Act of 1916. A corporation or partnership operating any vessel in the coastwise trade is not considered a United States citizen unless United States citizens own 75% of the equity of the Company or the partnership and, if a partnership, all general partners must be United States citizens.

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

      Additionally, various federal, state and local legislation and regulations relating to safety, health and environmental matters that apply to businesses in general, such as the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, apply to the Company as well. In addition, certain legislation and regulations apply generally to vessels operating in United States waters, such as the Oil Pollution Act of 1990 (which among other things, deals with liability for oil spills and requires a certificate of financial responsibility for vessels operating in United States waters), or within the jurisdiction of various states apply to SMCP. One major development in federal legislation was the passage of the Coast Guard Authorization Act of 1996 which amends a provision of the Johnson Gambling Devices-Transportation Act of 1951 prohibiting gaming on federal waters, including Lake Michigan. As a result of this amendment, riverboat casinos, such as the casino gaming vessel operated by SMCP, are able to conduct cruises on Lake Michigan within boundaries of the State of Indiana and "mock cruises" will only be permitted pursuant to the exceptions authorized by the Riverboat Gambling Act.

      In addition, Congress enacted a bill that established a National Gambling Impact and Policy Commission (the "Policy Commission") to study the economic impact of gambling on the United States, the individual States and Native American tribes. Additional federal regulation may occur due to the initiation of hearings by the Policy Commission. Any new federal legislation could have a material adverse effect on the Company. Although the Company does not anticipate making material expenditures with respect to such laws and regulations, the applicability of such laws and regulations may result in additional costs to the Company.

ITEM 2.  PROPERTIES.

      The Company believes that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business. In 1997, the Company's gaming properties operated at satisfactory levels of utilization.

ATLANTIC CITY FACILITIES

      The Atlantic City Showboat is located at the eastern end of the Boardwalk on approximately 12 acres, 10 1/2 acres of which was leased until January 28, 1998 from Sun International, Inc., successor in interest to Resorts International, Inc.<F1> ("Sun International") pursuant to a 99-year lease dated October 26, 1983 (as amended, "Lease"). On January 29, 1998, Land LLC<F2> acquired the underlying fee interest of the Atlantic City
Property and the Lease was assigned by Sun International (the "Land Purchase Agreement") to Land LLC. Pursuant to the Land Purchase Agreement, Land LLC assumed Sun International's duties under the Lease (Sun International and Land LLC shall be respectively referred to hereafter as "Lessor"). The remaining acreage of the Atlantic City Showboat is held in fee by ACSI. In addition, ACSI owns approximately nine acres of land adjacent to the Atlantic City Showboat which are zoned for non-casino development and which are currently used as surface level parking lots.

      Under the New Jersey Act, both Lessor and ACSI, because of their lessor-lessee relationship, are jointly and severally liable for the acts of the other with respect to any violations of the New Jersey Act by the other. In order to limit the potential liability which could result from this provision, ACSI, OSI, and Lessor have agreed to indemnify each other from all liabilities and losses which may arise as a result of the joint and several liability imposed by the New Jersey Act. However, the New Jersey Commission could determine that the party seeking indemnification is not entitled to or is barred from such indemnification.

      Pursuant to the New Jersey Act, the New Jersey Commission approved, subject to certain changes, an Assumption Agreement ("Assumption Agreement") executed by Trump Taj Mahal Associates Limited Partnership and Trump Taj Mahal Realty Corp. (collectively, "Trump Taj"), ACSI and Resorts International, Inc., in connection with Trump Taj's acquisition of the land on which the Taj Mahal Casino Hotel is constructed and pursuant to which Trump Taj assumed some

____________________
(1) Resorts International, Inc. and the Company had entered into the Lease and certain other documents relating to the Atlantic City Showboat (the "Atlantic City Showboat Agreements"). As a result of Sun International's acquisition of Resorts International, Inc. during 1996, Sun International succeeded to the rights, duties and obligations of Resorts International, Inc. under the Atlantic City Showboat Agreements.
(2) Land LLC is a special purpose bankruptcy remote subsidiary of the Company.

of Lessor's obligations in the Lease. The New Jersey Commission ruled that the Assumption Agreement is a lease under the New
Jersey Act for casino regulatory purposes. As a result, for casino regulatory purposes, a lessor-lessee relationship is deemed to exist among ACSI, Lessor, and Trump Taj making them jointly and severally liable for the acts of the other with respect to any violations of the New Jersey Act by the others. In order to limit their potential liability, ACSI, Lessor and Trump Taj have entered into an agreement to indemnify each other from all liabilities and losses which may arise as a result of the joint and several liability imposed upon them by the New Jersey Act. However, the New Jersey Commission could determine that the party seeking indemnification is not entitled to or is barred from such indemnification.

      The Lease and all amendments thereto are subject to review and approval by the New Jersey Commission, and Lessor and ACSI have agreed that they will accept any reasonable modification to the Lease that may be required by the New Jersey Commission. If either party determines that the requested Lease modifications are unduly burdensome, the Lease may be terminated, subject to arbitration in the case of disagreement. The Lease, as amended to date, has been approved by the New Jersey Commission. In addition, Lessor pursuant to a ruling by the New Jersey Commission, in its capacity as lessor of the site of the Atlantic City Showboat, must obtain a casino service industry license. On January 28, 1998, Land LLC obtained a casino service industry license, which is coextensive with ACSI's license which is up for renewal 2001.

      The 9 1/4% First Mortgage Bonds due 2008 (the "9 1/4% Bonds") and the Company's $35.0 million revolving loan ("$35.0
Million Revolving Loan") from Fleet Bank, N.A. are each secured by leasehold mortgages on (i) ACSI's interest in the Lease, (ii) the Atlantic City Showboat (including the 24-story hotel tower as well as certain personal property therein) and future improvements on the leased real property, (iii) the 16-story hotel tower as well as certain personal property therein and the underlying real property held in fee, and (iv) the two surface parking lots held in fee. Such mortgages are subject and subordinate to Lessor's rights under the Lease and its fee interest in the Atlantic City Property. Subject to certain limited exceptions, the Lease may not be amended without the consent of the trustee under the Indenture governing the 9 1/4% Bonds unless certain opinions are delivered to the effect that the amendment does not materially impair the security of the mortgage. An event of default under the Lease constitutes an event of default under the respective mortgage and Indenture.

      In addition to its rental payment obligations under the Lease, ACSI is obligated to contribute up to one-third of the costs of certain infrastructure improvements to be constructed on a 56-acre tract ("Urban Renewal Tract"). ACSI is obligated to contribute only toward improvements of which it is the beneficiary or which are expected to benefit ACSI and all future occupants of the Urban Renewal Tract. ACSI has contributed to infrastructure improvements involving the construction of certain sewer and water lines and the realigning of a portion of Delaware Avenue to permit direct ingress and egress from the Delaware
Avenue to the Atlantic City Showboat, which improvements have been completed.

     ACSI leases a 63,200 square-foot warehouse and office in Egg Harbor Township, New Jersey, approximately 15 miles from the Atlantic City Showboat. The lease term is through July 31, 2001. ACSI holds an option to purchase the warehouse for $1.9 million. This option may be exercised by ACSI on or after January 1, 1996, and shall remain in effect until March 31, 2001.

       ACSI leases a parking area for its employees for approximately 300 parking spaces. The lease term may be terminated upon 90 days written notice by ACSI. Only in the event that the property is condemned may the lease be terminated by either party before September 15, 1998. ACSI provides, through an independent contractor, a shuttle service for its employees between the employee parking area and the Atlantic City Showboat.

LAS VEGAS FACILITIES

     The Las Vegas Showboat is located at the northern end of the Boulder Strip and approximately 2 1/2 miles from the downtown - Fremont Street - corridor. The Company holds fee title to approximately 26 acres which comprises the Las Vegas Showboat. Of the 26 acres, 19.25 acres are used for buildings and improvements at the Las Vegas Showboat, which secures the Company's 9 1/4% Bonds and the $35.0 Million Revolving Loan. The Company leases such property, buildings and improvements to SBOC. The facilities at the Las Vegas Showboat are constantly monitored to make sure that the needs of the Company's business and customers are met. The Las Vegas Showboat developed a recreational vehicle park with approximately 80 spaces on leased property contiguous to the Las Vegas Showboat. The recreational vehicle park became operational in March 1997.

SYDNEY FACILITIES

      SHCP entered into a lease with the NSWCCA for the Star City site, which site is located on 8.4 acres on Pyrmont Bay adjacent to Darling Harbour. Star City is approximately one mile from Sydney's central business district and within walking distance of a monorail station. Star City has a light rail station and has access to a ferry wharf. Star City is also close to four major parking garages in Darling Harbour and has good access to arterial road routes. The lease for the Star City site has a term of 99 years commencing on December 14, 1994. SHCP prepaid the net rent to the NSWCCA for the first 12 years under the lease with a payment of A$120.0 million. For the remaining term, the net annual rent is A$250,000. Upon termination of the lease, title to the improvements reverts to the NSWCCA without payment or compensation. Alternatively, SHCP could be directed by the NSWCCA to demolish any and all improvements erected on the land, leaving it in a safe condition.

EAST CHICAGO FACILITIES

      The  East  Chicago  Showboat is located  on  Lake  Michigan approximately 12 miles from downtown Chicago, Illinois. On October 19, 1995, SMP entered into a Redevelopment Project Lease (the "Redevelopment Lease") with the City of East Chicago, Department of Redevelopment, pursuant to which the City of East Chicago granted SMP a leasehold interest for approximately 27 acres in East Chicago, Indiana on which to construct and operate the East Chicago Showboat for a period of thirty (30) years from the date SMP received the certificate of suitability from the Indiana Commission (the "Commencement Date"). SMP transferred all of its assets to SMCP, including the Redevelopment Lease on March 28, 1996. SMCP may elect to renew the term for two additional thirty year terms. The Redevelopment Lease obligates SMCP to pay the City of East Chicago $400,000 in annual rent with an adjustment every three years by the same percentage as the percentage increase in the Consumer Price Index over the previous three years not to exceed 105% of the previous annual rental. The interests of SMCP in the Redevelopment Lease are subject to a leasehold mortgage executed by it in conjunction with the issuance by it and Showboat Marina Finance Corporation ("SMFC") of the 13 1/2% First Mortgage Notes due 2003 (the "East Chicago Notes").

      In addition to these leasehold interests, SMCP owns the casino gaming vessel. SMCP's interests in the casino gaming vessel is also subject to a first preferred ship mortgage executed in conjunction with the East Chicago Notes.

      All of the assets of SMCP, other than certain equipment which is pledged as security in two equipment financings, secures the East Chicago Notes.

ITEM 3.LEGAL PROCEEDINGS.

      WILLIAM H. AHERN V. CAESARS WORLD, INC., ET AL., Case No. 94-532-Civ-Orl-22, instituted on May 10, 1994 in the United States District Court for the Middle District of Florida, transferred to the United States District Court for the District of Nevada, Southern Division (the "United States District Court of Nevada"); WILLIAM POULOS V. CAESARS WORLD, INC., ET AL., Case No. 94-0478-Civ. Orl-22, instituted on April 26, 1994 in the United States District Court for the Middle District of Florida, transferred to the United States District Court of Nevada; LARRY SCHREIER V. CAESARS WORLD, INC., ET AL., Case No. 95-923-LDG
(RJJ), instituted on September 26, 1995, in the United States District Court of Nevada. Plaintiffs in these actions, each purportedly representing a class, filed complaints (the "Complaints") against manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company, alleging that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints charge defendants with violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The United States District Court of Nevada dismissed the Complaints following consideration of defendants' motions to dismiss, granting leave to Plaintiffs to re-file. The Plaintiffs filed an amended complaint on or about May 31, 1996. Subsequently, the United States District Court of Nevada consolidated the actions (and one other action styled WILLIAM POULOS V. AMERICAN FAMILY CRUISE LINE, N.V. ET AL., Case No. CV -S-95-936-LDG (RLH), in which the Company is not a named defendant), ordered Plaintiffs to file a consolidated amended complaint on or before February 14, 1997, and ordered all defense motions, including those of the Company, withdrawn without prejudice. The parties have established a steering committee to address motion practice, scheduling and discovery matters. Plaintiffs filed their consolidated amended complaint on February 14, 1997. The Company renewed its motions to dismiss and joined in motions to dismiss filed by other defendants. In late December 1997, the Court granted in part and denied in part Defendants' Motions to Dismiss for Failure to Plead Fraud with Particularity and for Failure to State a Claim; granted in part and denied in part Defendants' Motion to Strike Changes Made in Plaintiffs' Consolidated Amended Complaint; denied Cruise Ship Defendant's Motion to Dismiss for Lack of Subject Matter Jurisdiction; denied Defendant Princess Hotel's Motion to Dismiss Under the Act of
State Doctrine; and denied Defendants' Motion for a Stay on Primary Jurisdiction and Abstention Grounds. In addition, the United States District Court of Nevada requested additional briefing from the parties with respect to

Defendants' Motion to Dismiss for Lack of Personal Jurisdiction. Plaintiffs filed their Second Consolidated Amended Complaint on or about January 8, 1998. The Answer to the Second Consolidated Amended Complaint was filed on February 11, 1998. Management believes that the substantive allegations in the Complaints are without merit and intends vigorously to defend the allegations.

     GLOBAL GAMING TECHNOLOGY, INC. V. TRUMP PLAZA FUNDING, INC., ET AL., Case No. 94-2021 (JHR), instituted on May 5, 1994, in the United States District Court for the District of New Jersey. The plaintiff, Global Gaming Technology, Inc., filed a complaint against eight casino operators in Atlantic City, New Jersey. The complaint alleges a patent infringement with respect to certain of the electronic slot machines used by the defendants, including the Atlantic City Showboat. The plaintiff seeks to recover damages for copyright infringement in excess of $500 million. The manufacturers of the slot machines in question have assumed the defense and have indemnified the Atlantic City Showboat and other casinos in this matter. The manufacturers filed a complaint against the plaintiff in the United States District Court for the District of Nevada, Southern District. The United States District Court for the District of New Jersey stayed the New Jersey action pending resolution of the issues in the pending Nevada action. Several of the manufacturers have reached a settlement with the plaintiff for the release of all claims. The United States District Court for the District of Nevada issued its decision in February 1997 which found that although the manufacturers infringed on Global Gaming Technology's patent, no liability occurred since the manufacturers sold the slot machines more than one year before Global Gaming Technology, Inc. filed its patent application. Global Gaming Technology has filed a motion for reconsideration of the Court's February 1997 decision.

      PROGRESSIVE GAMES, INC. V. ARIZONA CHARLIE'S ET AL., Case No. CV-S-96-00489-PMP (RJJ), instituted on June 5, 1996 in the United States District Court for the District of Nevada. The plaintiff filed a Complaint against 62 casinos located in Nevada, including the Las Vegas Showboat. The complaint alleges a patent infringement in connection with a live casino game including an electronic jackpot feature known as "Let It Ride the Tournament" used by the defendants. The plaintiff seeks to recover damages for patent infringement, including punitive damages. The licensor of the casino game has assumed the defense and has agreed to indemnify the Las Vegas Showboat and other casinos in this matter. On July 28, 1996, the licensor filed a motion to dismiss the action against the casino defendants until such time as certain issues in the pending action between plaintiff and licensor have been resolved. The licensor's motion to dismiss was denied on March 25, 1997.

      DOUG GRANT, INC. ET AL. V. GREAT BAY CASINO CORPORATION ET AL., instituted on July 28, 1997, in the Superior Court of New Jersey, Middlesex County, Law Division. The Company was served with the Complaint on July 31, 1997. The casino operators in Atlantic City, including the Company, and others were named defendants in the action, which alleges that the casino operators treated plaintiffs differently due to the fact they were known or suspected "card counters" and that the operators shared information on such individuals. The action is ostensibly based on purported violations of state and federal RICO and antitrust laws and various common law causes of action and state consumer protections law. This matter was transferred to the United States District Court, District of New Jersey, Camden, New Jersey, and assigned Docket Number 97CV 4291(JEI). Pursuant to the order of the United States Magistrate managing the case, the defendants filed a motion to dismiss the complaint on February 20, 1998. No date for the Court's consideration of the Motion has been as yet set; however, the Court has indicated that it expects to consider the application in mid-April 1998. Until a resolution of the motion to dismiss, no answer is due and discovery is stayed. The Company is currently reviewing the complaint and intends to vigorously defend the action.

     The Company (including its subsidiaries) is also a defendant in various other lawsuits, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such pending litigation, in the aggregate, will have a material adverse effect on the Company.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                             PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

      The  Company's common stock is listed on the New York Stock
Exchange ("NYSE") under the symbol SBO. The range of high and low sales prices for the Company's common stock for each quarter in the last two years is as follows:

                                                                             Dividends
                                                     High         Low        Declared
                                                   --------     --------    -----------
     First quarter (through March 17, 1998)        29 13/16      29 1/8        .025

1997
     First quarter                                 23 3/4        17 1/4        .025

     Second quarter                                20 7/8        17 5/16       .025

     Third quarter                                 20 3/4        15 5/8        .025

     Fourth quarter                                29 3/4        17 7/8        .025

1996
     First quarter                                 28 1/2        21            .025

     Second quarter                                35 1/2        24 1/2        .025

     Third quarter                                 30 5/8        18 3/4        .025

     Fourth quarter                                22 5/8        17            .025


      On December 18, 1997, the last trading day before public announcement of the execution of the Showboat Merger Agreement, the closing price of the Common Stock as reported on the NYSE was $21 1/8 with a high sales price of $21 1/2 and a low sales price of $20. On March 17, 1998, the closing price of the Company's common stock on the New York Stock Exchange was $29 1/2.

      The Company has paid quarterly dividends since 1970. The declaration and payment of dividends is at the discretion of the Board of Directors. The Board of Directors considers, among other factors, the Company's earnings, financial condition and capital spending requirements in determining an appropriate dividend. Pursuant to the Showboat Merger Agreement and until such time as the earlier of the termination of the Showboat Merger Agreement or the Effective Time, the Company has agreed not to declare or pay any dividends on or make other distributions in respect of its Capital Stock, other than the regular quarterly dividend of $0.25 per share and distributions between wholly owned subsidiaries of the Company and the Company.

      Additionally, the Company is restricted in the payment of dividends, loans or other similar transactions by the terms of the Indentures executed by it in connection with the issuance of 9 1/4% Bonds and the 13% Senior Subordinated Notes due 2009 (the "13% Notes"), respectively. Under both of the Indentures, the declaration and making of a dividend is a Restricted Payment. The Company may declare and make a dividend as long as (a) no default or event of default exists under the Indentures and
(b) the sum of all Restricted Payments, including dividends, since May 18, 1993 (the "Issue Date") is less than (x) 50% of the Consolidated Net Income (defined in the Indentures) from April 1, 1993 to the end of the Company's most recently ended fiscal quarter for which internal financial statements are available, plus (y) 100% of the aggregate net cash proceeds from the sale of equity interests (other than Disqualified Stock), plus (z) Excess Non-Recourse Subsidiary Proceeds (defined in the Indentures) after the Issue Date. See Note 6 to the Consolidated Financial Statements for additional discussion of the restrictions contained in the Indentures and see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Under the Indenture executed in connection with the East Chicago Notes (the "East Chicago Indenture"), SMCP cannot make a Restricted Payment, including distributions to the holders of its partnership interests, unless, among other things, SMCP has a Fixed Charge Coverage Ratio of 2.0 to 1.0 for the most recently ended four full fiscal quarters, after giving effect to such Restricted Payment. Notwithstanding the foregoing, the East Chicago Indenture permits SMCP to distribute good faith estimates of maximum payments for state and federal income tax liabilities of the Company and Waterfront. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations." In addition, distributions by SMCP are subject to rules of the Indiana Commission. See "Item 1. Business - Regulation and Licensing - Indiana Gaming."

      The approximate number of shareholders of record of the common stock as of March 17, 1998 was 1,283.

ITEM 6.   SELECTED FINANCIAL DATA.

                                                  Year Ended December 31,
                               ------------------------------------------------------------
                                  1997        1996        1995         1994         1993
                               ----------  ----------  ----------   ----------   ----------
STATEMENT OF                              (In thousands, except per share data)
OPERATIONS DATA:
Net revenues                   $556,816     $433,705     $428,592     $401,333     $375,727
Income from operations           26,101       42,121       46,674       51,828       45,419

Income (loss) before            (18,453)       6,003       13,175       15,699       13,464
 extraordinary items and
 cumulative effect of change
 in method of accounting for
 income taxes (a)(b)(c)(e)

Net income (loss)               (18,453)       6,003       13,175       15,699        7,341

Income (loss) before              (1.14)        0.37         0.85         1.03         0.90
 extraordinary items and
 cumulative effect of change
 in method of accounting for
 income taxes per share-
 basic (a)(b)(c)(d)(e)

Net income (loss) per share-      (1.14)        0.37         0.85         1.03         0.49
basic

Income (loss) before              (1.14)        0.37         0.84         1.02         0.89
 extraordinary items and
 cumulative effect of change
 in method of accounting for
 income taxes per share-
 diluted (a)(b)(c)(d)(e)

Net income (loss) per share-      (1.14)        0.37         0.84         1.02         0.49
diluted

Cash dividends declared per        0.10         0.10         0.10         0.10         0.10
 common share



                                                       December 31,
                               -------------------------------------------------------------
                                  1997        1996        1995         1994         1993
                               ----------  ----------  ----------   ----------   ----------
BALANCE SHEET DATA:                                   (In thousands)
Total assets (d)               $800,547     $814,669     $649,395     $623,691     $470,700

Long-term recourse debt
 (including current
 maturities) (d)                393,094      392,744      392,391      392,035      280,617

Long-term nonrecourse debt
 (including current
 maturities (f)                 157,522      140,000           --           --           --

Shareholders' equity (d)        162,943      192,145      173,941      157,461      135,158

Shares outstanding at year-
 end (d)                         16,351       16,181       15,720       15,369       14,980


(a) The Company adopted FAS 109 in 1993 and reported the cumulative effect of $.6 million from the change in method of accounting for income taxes as of January 1, 1993 in the 1993 Consolidated Statement of Income.

(b)   In  the  year   ended   December  31,  1993,   the  Company
      recognized an extraordinary loss of $6.7  million,  net  of
      tax,  as  a  result  of  the  redemption  of  all  of   its
      outstanding Mortgage-Backed Bonds.

(c) In 1993, the Company acquired a 30% equity interest in SSP which was engaged in the development of a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana. Operation of the riverboat casino commenced on November 8, 1993. The Company's share of the partnership's loss from the commencement of operations through December 31, 1993, is included in income from operations for the year ended December 31, 1993, including the write-off of preopening costs, of $1.3 million. In March 1994, the Company increased its equity interest in SSP to 50%. The Company's share of the net income of the partnership was $12.8 million and is included in income from operations for the year ended December 31, 1994. In March 1995, the Company acquired the remaining 50% of the equity of SSP. In March 1995, SSP sold certain of its assets, and the Company sold all of its equity in SSP, resulting in a pretax gain of $2.6 million to the Company which is included in the 1995 Consolidated Statement of Income as gain on sale of affiliate.

(d)   In  the  year  ended  December 31, 1992, the  Company  sold
      3.45 million shares of its common stock in a public offering. Net proceeds of the offering were $50.4 million. Proceeds of the offering were used in January 1993 to redeem all of the Company's Debentures and to prepay the outstanding balance of its construction and term loan.

(e)   See  Item  7.  Management   Discussion   and   Analysis  of
      Financial  Conditions and Results  of  Operations   for   a
      discussion of factors affecting income.

(f)   In  March  1996,  SMCP and SMFC issued $140.0 million  East
      Chicago  Notes for the development  of  the  East   Chicago
      Showboat.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      Showboat, Inc. and its subsidiaries (collectively, the "Company" or "SBO"), is an international gaming company that owns and operates the Atlantic City Showboat Casino Hotel in Atlantic City, New Jersey (the "Atlantic City Showboat"), the Las Vegas Showboat Casino, Hotel and Bowling Center in Las Vegas, Nevada (the "Las Vegas Showboat"), beneficially owns 24.6% of, and manages, Star City, a casino and entertainment complex located in Sydney, New South Wales, Australia, ("Star City" or "Sydney Harbour Casino") and owns a 55% interest in, and manages, the Showboat Mardi Gras Casino located in East Chicago, Indiana (the "East Chicago Showboat").

      The consolidated financial statements include all domestic and foreign subsidiaries which are more than 50% owned and controlled by the Company. Investments in unconsolidated affiliates which are at least 20% owned by the Company are carried at cost plus equity in undistributed earnings or loss since acquisition. All material intercompany balances have been eliminated in consolidation.

      As used in this management's discussion and analysis of financial condition and results of operations, amounts in Australian dollars are denoted as "A$". The exchange rate was approximately $0.6516 and $0.7940 for each A$1.00 as of December 31, 1997 and 1996, respectively.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 (1997)
   COMPARED TO YEAR ENDED DECEMBER 31, 1996 (1996)

Financial Highlights - Comparison of Operating Results


                                                           Year Ended December 31,
                                                                 (Unaudited)
                                                           (Dollars in thousands)
                                        -------------------------------------------------------------
                                            1997             1996         Variance        Percent
                                        -------------------------------------------------------------
Gross revenues

   Atlantic City                        $  410,577       $  408,010      $   2,567          0.6%
   Las Vegas                                67,278           67,591           (313)        (0.5%)
   Showboat Australia Mgt. Fees              5,671                -          5,671           N/A
   East Chicago Showboat                   118,038                -        118,038           N/A
                                        -------------  ---------------  --------------  -------------
                                        $  601,564       $  475,601      $ 125,963         26.5%
Net revenues                            -------------  ---------------  --------------  -------------

   Atlantic City                        $  372,175       $  370,537      $   1,638          0.4%
   Las Vegas                                63,420           63,168            252          0.4%
   Showboat Australia Mgt. Fees              5,671                -          5,671           N/A
   East Chicago Showboat                   115,550                -        115,550           N/A
                                        -------------  ---------------  --------------  -------------
                                        $  556,816          433,705      $ 123,111         28.4%
Income from operations                  -------------  ---------------  --------------  -------------

   Atlantic City                        $   60,155       $   63,687      $  (3,532)        (5.5%)

   Las Vegas                                (5,657)         (10,064)         4,407         43.8%
   Corporate and Development               (24,470)         (15,420)        (9,050)       (58.7%)
   Showboat Australia - Mgt. Fee <F1>        5,189             (168)         5,357       3188.7%
   Sydney Harbour Casino <F1>                3,656            4,501           (845)       (18.8%)
   Sydney Harbour Casino - preopening       (7,160)            (415)        (6,745)     (1625.3%)
   East Chicago Showboat                     3,965                -          3,965           N/A
   East Chicago Showboat - preopening       (9,577)               -         (9,577)          N/A
                                        -------------  ---------------  --------------  -------------
   Consolidated                         $   26,101       $   42,121      $ (16,020)       (38.0%)
                                        -------------  ---------------  --------------  -------------

                              -48-


                                                            Year Ended December 31,
                                                                 (Unaudited)
                                                            (Dollars in thousands)
                                        ------------------------------------------------------------
                                            1997             1996         Variance        Percent
                                        ------------------------------------------------------------
EBITDA*

   Atlantic City                        $  86,182        $   90,184      $  (4,002)        (4.4%)
   Las Vegas                                  811            (4,118)         4,929        119.7%
   Corporate and Development              (24,047)          (15,045)        (9,002)       (59.8%)
   Showboat Australia - Mgt. Fee <F1>       5,189              (168)         5,357       3188.7%
   Sydney Harbour Casino <F1>               3,656             4,501           (845)       (18.8%)
   Sydney Harbour Casino - preopening      (7,160)             (415)        (6,745)     (1625.3%)
   East Chicago Showboat                   12,768                 -         12,768           N/A
   East Chicago Showboat - preopening      (9,577)                -         (9,577)          N/A
                                        -------------  ---------------  --------------  ------------
   Consolidated                         $  67,822        $   74,939      $  (7,117)        (9.5%)
                                        -------------  ---------------  --------------  ------------


<F1> Net  of  operating  expenses and  amortization of equity and debt costs at Showboat, Inc.

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

REVENUES

     The Company's gross revenues for the year ended December 31, 1997, increased $126.0 million or 26.5% compared to 1996. This increase is primarily attributable to the $118.0 million of gross revenues from the East Chicago Showboat which commenced operations in April 1997. For the first time, the Company recorded a management fee of $5.7 million from Sydney Harbour Casino. Due to an agreement with the Sydney Harbour Casino, the first A$19.1 million of management fees were forgone, which amount was satisfied during the second quarter of 1997 following approximately 20 months of operations by Sydney Harbour Casino in its interim facility. Star City, the permanent casino and entertainment complex, commenced its operations on November 26, 1997. Complimentaries rose $2.9 million in 1997, primarily due to the operations of the East Chicago Showboat, slightly offsetting the increase in gross revenues, resulting in a $123.1 million or 28.4% increase in net revenues.

      The Atlantic City Showboat's gross revenues increased $2.6 million or 0.6% during 1997 compared to 1996. This increase is principally attributed to a $4.3 million or 1.3% increase in casino revenues tied to the $12.1 million or 4.7% growth in slot revenue, at the Atlantic City casino which compared favorably to a 3.6% growth in the Atlantic City market. Table games revenue declined $7.3 million or 9.4% in 1997 compared to 1996 due primarily to a decline in table games hold percent to 14.3% in 1997 compared to 15.8% in 1996. Other gaming revenues also declined $.5 million or 15.8% due principally to a decline in poker revenue. Poker was discontinued at the Atlantic City Showboat in November, 1997. The increase in gross revenues was partially offset by the $.9 million or 2.5% increase in complimentaries, resulting in a $1.6 million or 0.4% increase in net revenues.

      The Company recognized consolidated net revenues of $115.6 million from the East Chicago Showboat which were derived principally from the casino operation that produced $77.6 million of slot revenue, $28.2 million of table game revenue and $3.2 million of poker revenue. Revenues at the Las Vegas Showboat were relatively unchanged during the comparative year end periods.

INCOME FROM OPERATIONS

      The Company's income from operations for the year ended December 31, 1997, decreased $16.0 million or 38.0% compared to 1996. The decrease is primarily attributable to the following unusual items: (i) $9.6 million of expenses related to the opening of the East Chicago Showboat; (ii) $12.0 million of expenses related to the opening of Showboat's 24.6% owned subsidiary in Sydney, Australia (Star City); (iii) $4.9 million of charges associated with the proposed merger with Harrah's Entertainment, Inc. and evaluating the potential sale of the management contract for Star City and a portion of the Company's equity in SHCH; and (iv) $1.1 million for the write-off of the investment made to develop a riverboat casino project on the Mississippi River near Lemay, Missouri ("Lemay Riverboat"). In comparison, the 1996 corporate and development results reflected a loss of $3.8 million for the write-down of the Company's investment in a riverboat casino operation in Randolph, Missouri. The unusual costs recorded in 1997 were partially offset by the net management fee contribution of $5.2 million from Star City and the recognition of $4.0 million of income from operations (before preopening write-off) from the East Chicago Showboat.

       The Atlantic City Showboat's income from operations decreased $3.5 million or 5.5% during 1997 compared to 1996. The decrease is primarily attributable to the decline in table games revenue and a $5.1 million or 1.7% increase in operating costs. The increase in operating expenses is primarily attributed to increased marketing and advertising costs for slot patrons and increased casino operating expenses. These increases were partially offset by a decline in payroll and related costs.

     The Las Vegas Showboat's loss from operations decreased $4.4 million or 43.8% for the year ended December 31, 1997 compared to the same period in 1996. This was realized principally through cost control programs implemented at the property and more targeted marketing programs.

      The equity contribution by Star City (before preopening write-off) decreased $.8 million or 18.8% in 1997 compared to 1996. This decline is primarily attributable to payment of management fees to the Company, a decline in table games hold percent to 16.3% in 1997 compared to 17.4% in 1996 and the decline in the average exchange rate from $0.7874 in 1996 to $0.7546 in 1997.

NET INCOME

      The Company recorded a net loss of $18.5 million or $1.14 per share for the year ended December 31, 1997. Net income in 1997 was negatively impacted due to the recognition of several unusual items totaling $35.8 million (before tax) and an increased effective tax rate attributable to these unusual items.

      The unusual items recorded in 1997 were for: (i) $17.8 million of expenses related to the opening of the East Chicago Showboat and the minority partner's share of losses; (ii) $12.0 million of expenses related to the opening of Star City; (iii) $4.9 million of charges associated with the proposed merger with Harrah's Entertainment, Inc. and evaluating the potential sale of the management contract for Star City and a portion of the Company's equity in SHCH; and (iv) $1.1 million for the write-off of the investment for the Lemay Riverboat. Regarding the East Chicago Showboat, generally accepted accounting principles require the Company to recognize the minority partner's losses as a result of the deficit in the minority partner's capital account. However, the Company will recognize in future periods more than its 55% ownership interest of East Chicago Showboat's net income, until the Company has recovered the minority partner's share of losses absorbed by the Company. The effective tax rate for 1997 was approximately 11.4%. The lower than expected tax benefit is attributable to the losses incurred that did not generate a tax benefit for state income taxes and the preopening losses associated with the opening of the permanent Star City which do not generate a state or federal tax benefit.

      The Company's 1997 annual tax rate excluding unusual items is approximately 38.9%. Exclusive of the above listed unusual items, the Company would have reported net income of $9.1 million or $.57 per share for the year ended December 31, 1997.

      In 1996, the Company realized net income of $6.0 million or $.37 per share. The 1996 results included unusual items totaling $5.6 million (before tax). These items included: (i) $3.8 million for the write-down of the Company's investment in a riverboat development project in Randolph, Missouri; (ii) $2.4 million related to the opening of the East Chicago Showboat; and (iii) $.4 million related to the opening of the interim Sydney Harbour Casino. The unusual charges were partially offset by a $.8 million CRDA credit recognized at the Atlantic City Showboat. As a result, net income, excluding unusual items was $9.7 million or $.60 per share.

YEAR ENDED DECEMBER 31, 1996 (1996)
   COMPARED TO YEAR ENDED DECEMBER 31, 1995 (1995)

REVENUES

      Net revenues for the Company increased to $433.7 million in 1996 from $428.6 million in 1995, an increase of $5.1 million or 1.2%. Casino revenues increased $3.5 million or 0.9% to $383.0 million in 1996 from $379.5 million in 1995. Nongaming revenues, which consist principally of room, food, beverage, management fee and bowling revenues, were $92.6 million in 1996 compared to $88.7 million in 1995, an increase of $3.9 million or 4.4%. The Company received no management fees in 1996 due to the Company's agreement to forgive the first A$19.1 million of management fees due it from Sydney Harbour Casino. As of December 31, 1996, approximately A$4.6 million of management fees remain to be forgiven. The $.2 million management fee received in 1995 was attributable to the Company's investment in the SSP which was sold in March of 1995.

Revenues


                                                    Year Ended December 31,
                                                          (Unaudited)
                                                    (Dollars in thousands)
                               ----------------------------------------------------------------
                                   1996             1995           Variance         Percent
                               ----------------------------------------------------------------
Consolidated:

  Casino revenues              $  382,980       $  379,494       $    3,486            0.9%
  Non casino revenues              92,621           88,701            3,920            4.4%
  Management fees                                      190             (190)        (100.0%)
  Less complimentaries            (41,896)         (39,793)          (2,103)           5.3%
                               -------------  ---------------   ---------------  --------------
Net revenues Consolidated      $  433,705       $  428,592       $    5,113            1.2%
                               -------------  ---------------   ---------------  --------------

Atlantic City:

Table game revenues            $   77,822       $   82,887       $   (5,065)          (6.1%)
Slot revenues                     258,892          249,161            9,731            3.9%
Other gaming revenues               3,312            5,104           (1,792)         (35.1%)
                               -------------  ---------------   ---------------  --------------
Total casino                      340,026          337,152            2,874            0.9%
                               -------------  ---------------   ---------------  --------------


Non casino revenues                67,984           67,449              535            0.8%
Less complimentaries              (37,473)         (35,731)          (1,742)           4.9%
                               -------------  ---------------   ---------------  --------------
Net revenues Atlantic City     $  370,537       $  368,870       $    1,667             .4%
                               -------------  ---------------   ---------------  --------------


Las Vegas:

Table game revenues            $    5,310       $    4,532       $      778           17.2%
Slot revenues                      36,521           36,195              326            0.9%
Other gaming revenues               1,123            1,614             (491)         (30.4%)
                               -------------  ---------------   ---------------  --------------
Total casino                       42,954           42,341              613            1.4%
                               -------------  ---------------   ---------------  --------------


Non casino revenues                24,637           21,252            3,385           15.9%
Less complimentaries               (4,423)          (4,062)            (361)           8.9%
                               -------------  ---------------   ---------------  --------------
Net revenues Las Vegas         $   63,168       $   59,531       $    3,637            6.1%
                               -------------  ---------------   ---------------  --------------


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

INCOME FROM OPERATIONS

      The Company's income from operations declined $4.6 million or 9.8% to $42.1 million in 1996 from $46.7 million in 1995. The decrease is attributable to the decline in income from operations at both the Atlantic City Showboat and the Las Vegas Showboat. These declines were partially offset by the $3.9 million contribution from Sydney Harbour Casino and the $6.5 million or 29.5% decrease in operating expenses for the Company's corporate and development functions.


                                                  Year Ended December 31,
                                                        (Unaudited)
                                                  (Dollars in thousands)
                              -------------------------------------------------------------
                                    1996           1995         Variance        Percent
                              -------------------------------------------------------------
Income from operations

  Atlantic City               $    63,687    $    72,450    $    (8,763)        (12.1%)
  Las Vegas                       (10,065)        (3,749)        (6,316)       (168.5%)
  Australia <F1>                    3,918           (150)         4,068        2712.0%
  Corporate and development       (15,419)       (21,877)         6,458          29.5%
                              -------------  -------------  --------------  ---------------
  Consolidated                $    42,121    $    46,674    $    (4,553)         (9.8%)
                              -------------  -------------  --------------  ---------------



                                                  Year Ended December 31,
                                                        (Unaudited)
                                                  (Dollars in thousands)
                              -------------------------------------------------------------
                                    1996           1995         Variance        Percent
                              -------------------------------------------------------------
EBITDA:*

  Atlantic City               $    90,184    $    99,747    $    (9,563)         (9.6%)
  Las Vegas                        (4,119)           229         (4,348)      (1898.7%)
  Australia <F1>                    3,918           (150)         4,068        2712.0%
  Corporate and development       (15,044)       (21,619)         6,575          30.4%
                              -------------  -------------  --------------  ---------------
  Consolidated                $    74,939    $    78,207    $    (3,268)         (4.2%)
                              -------------  -------------  --------------  ---------------


<F1> Net  of  operating  expenses and  amortization of equity and debt costs at Showboat, Inc.



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

     Income from operations in 1996 included, for the first time, a contribution from Sydney Harbour Casino of $3.9 million. This compared to a $0.2 million loss in 1995 due to the write-off of preopening costs, and administrative costs incurred.

     Corporate and development expenses totaled $15.4 million for the year ended December 31, 1996 compared to $21.9 million for the year ended December 31, 1995. This $6.5 million decrease is attributable to a reduction in the scope of development activities and general and administrative expenses in 1996 as compared to 1995.

OTHER (INCOME) EXPENSE

      In 1996, other (income) expense consisted of $57.6 million of gross interest expense, $17.1 million of capitalized interest and $9.6 million of interest income. Interest expense increased due to the East Chicago Showboat's interest expense of $14.3 million, capitalized interest of $5.0 million and interest income of $4.9 million. The East Chicago Showboat's net interest expense was offset by the $2.0 million minority interest share of loss. The write-down of the investment in Showboat Mardi Gras, L.L.C. (the "Randolph Project") was $3.8 million in 1996. In 1995, other (income) expense consisted of $42.8 million of gross interest expense, $13.1 million of capitalized interest and $6.2 million of interest income. During 1995, the Company realized a net gain on the sale and write-down of affiliates totaling $1.1 million. In connection with the Company's investment in Sydney Harbour Casino, the Company capitalized interest of $12.1 million in 1996 compared to $12.6 million in 1995.

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

NET INCOME

      In 1996, the Company realized net income of $6.0 million or $.37 per share compared to net income of $13.2 million or $.84 per share in 1995. The 1996 results reflect an after tax loss of $2.4 million or $.15 per share for the write down of the Company's investment in a riverboat casino operation in Randolph, Missouri and the after tax increase in interest expense, net of interest income, capitalized interest and minority interest, totaling $1.5 million or $.09 per share caused by the East Chicago Showboat project financing.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1997 the Company held cash and cash equivalents of $67.1 million and short term investments of $21.8 compared to cash and cash equivalents of $60.3 million and short term investments of $28.8 million at December 31, 1996. The cash balances include the funds of the East Chicago Showboat ($7.2 million) that are not available for use other than to support the East Chicago Showboat. In addition, the Company's cash balances include $3.0 million of restricted cash that has been pledged as collateral for the East Chicago Showboat, line of credit with Fleet Bank. As of December 31, 1997 no funds were drawn against the facility, however, in March 1998 all available funds were drawn by the East Chicago Showboat on this line of credit.

     The Company's cash flow from operations was $36.4 million in 1997 compared to $50.9 million in 1996. The decrease in cash flow from operations is primarily due to the operations of the East Chicago Showboat, including the write-off of preopening costs, and the charges associated with the proposed merger with Harrah's Entertainment, Inc. and evaluating the potential sale of the management contract for Star City and a portion of the Company's equity in SHCH. Cash used in investing activities was $34.5 million in 1997 compared to $235.2 million in 1996. The decrease in investing activities is due primarily to the utilization of funds in the construction of the East Chicago Showboat during 1996 and the decrease in short term investments. Cash provided from financing activities was $5.0 million in 1997 compared to $137.7 million in 1996. In 1997, the East Chicago
Showboat obtained $11.0 million of lease financing and a $9.6 million equipment loan, whereas in 1996 the increase in financing activities was primarily due to the March 1996 issuance by the East Chicago Showboat of the $140.0 million, 13 1/2% First Mortgage Notes due 2003 (the "East Chicago Notes").

     In 1997, the Company expended approximately $35.4 million on capital improvements at the Atlantic City Showboat and the Las Vegas Showboat which were funded by operations. In addition, the Company expended approximately $55.9 million on construction costs at the East Chicago Showboat which were principally funded from the proceeds of the East Chicago Notes in March of 1996. Management has developed a capital budget for the Atlantic City Showboat and the Las Vegas Showboat for 1998 totaling approximately $26.0 million and $2.9 million, respectively.

      The Company is eligible to receive approximately $5.9 million in funding credits reserved by the New Jersey Casino Reinvestment Development Authority ("CRDA"), as a result of the completion of the hotel expansion program at the Atlantic City Showboat in 1994. As of December 31, 1997, approximately $4.9 million in funding credits is available for distribution to the Company. The remaining $1.0 million of reserved funding credits will be distributed in the future.

     The Company renewed and increased it's two year secured line of credit for general working capital purposes to $35.0 million with Fleet Bank N.A. effective as of July 1997. At the end of the two year term, any outstanding funds may convert to a three year term loan. The bank received security pari passu with the holders of the Company's $275.0 million 9 1/4% First Mortgage Bonds due 2008. As of December 31, 1997, all of the funds under this line of credit were available for use by the Company.

     On May 18, 1993, the Company issued $275.0 million of 9 1/4% First Mortgage Bonds due 2008 (the "9 1/4% Bonds"). Interest on the Bonds is payable semi-annually on May 1 and November 1 of each year. The 9 1/4% Bonds are not redeemable prior to May 1, 2000. The 9 1/4% Bond Indenture was amended in July, 1994 and permitted the Company to issue up to $150.0 million of debt. On August 10, 1994, the Company issued $120.0 million of 13% Senior Subordinated Notes due 2009 (the "13% Notes"). Interest on the 13% Notes is payable semi-annually on February 1 and August 1 of each year commencing on February 1, 1995. The 13%

Notes are not redeemable prior to August 1, 2001. The 13% Note Indenture permits the issuance of an additional $30.0 million of Notes at the discretion of the Company. As of December 31, 1997 the Company had not issued the additional $30.0 million of Notes. The 9 1/4% Bond Indenture and the 13% Note Indenture contain customary financial and other covenants which, among other things, govern the Company's ability to incur indebtedness. Included in the covenants to the 9 1/4% Bond Indenture and the 13% Note Indenture is a covenant requiring the Company to offer to the holders of the 9 1/4% Bonds and the 13% Notes to purchase such bonds and notes at a purchase price equal to 101% of the principal amount plus accrued interest at a date which is no later than 30 days after such change in control. The announced merger between Harrah's and Showboat will result in a change in control. No assurance can be given that the Company will have sufficient funds available to purchase the bonds and notes tendered by holders in the event such holders desire to accept the change in control offer.

      On March 28, 1996, the Company's 55% owned subsidiaries, Showboat Marina Casino Partnership ("SMCP") and Showboat Marina Finance Corporation ("SMFC"), sold the East Chicago Notes to support the development of the East Chicago Showboat. Additionally, the Company contributed $40.7 million to SMCP through intermediary partnerships. The Company will receive a 12% preferred return on its $40.0 million investment. In addition to its $40.0 million investment, subject to certain qualifications and exceptions, the Company entered into a standby equity commitment which requires that if, during any of the first three Operating Years (as defined), SMCP's Combined Cash Flow (as defined) is less than $35.0 million, the Company will be required to make additional capital contributions to SMCP in the lesser of
(a) $15.0 million, or (b) the difference between the $35.0 million and the Operating Year's Combined Cash Flow. The Company's aggregate potential obligation under the standby equity commitment is $30.0 million. SMCP anticipates that the Combined Cash Flow of SMCP for the first full four quarters of operation will not achieve $35.0 million threshold and Showboat will be required to contribute approximately $15.0 million under the standby equity commitment. As of March 15, 1998, the Company has contributed $1.0 million to SMCP as part of this standby equity commitment. There can be no assurance that the Combined Cash Flow for any future Operating Year will exceed $35.0 million and that the Company will not be required to make additional capital contributions to SMCP in accordance with the standby equity commitment. The Standby Equity Commitment is subject to certain limitations, qualifications, and exceptions.

        Waterfront Entertainment and Development, Inc. ("Waterfront"), the Company's 45% partner, in the East Chicago Showboat agreed to compensate the Company $5.2 million for the standby equity commitment. The $5.2 million due the Company shall accrue interest at 12% per annum until paid from Waterfront's share of distributable cash from SMCP. The East Chicago Note Indenture contains restrictions on payments to affiliates, including the Company, by SMCP. As a result of these restrictions, the distributable cash flow from SMCP is limited to good faith estimates of maximum payments for state and federal income tax liabilities of the Company and Waterfront, until certain financial ratios are met by SMCP. There can be no assurance that SMCP will meet their required financial ratios in order to distribute cash flow to the Company in excess of the federal and state tax liabilities.

      On January 28, 1998, a special purpose subsidiary of the Company borrowed $100.0 million from Column Financial, Inc. to acquire 10 1/2 leased acres of real property (the "Atlantic

City Property") located at 801 Boardwalk, Atlantic City, New Jersey and the lease pursuant to which the Atlantic City Property is leased to Atlantic City Showboat, Inc. from Sun International, Inc. for a total purchase price of $110.0 million. The loan will mature on February 1, 2028. Interest accrues on the loan at an interest rate of 7.09% until February 1, 2008, at which time, unless paid off as of such date, the loan will accrue a second tranche of interest at a rate equal to the lesser of (i) the positive excess (if any) of (A) the 20 Year Treasury Rate plus 2.0% over (B) 7.09%, and (ii) 5.0%. The loan is secured by the Atlantic City Property.

     The Company and Rockingham Venture, Inc. ("RVI"), which owns the Rockingham Park, a thoroughbred racetrack in New Hampshire, entered into agreements to develop and manage any additional gaming that may be authorized at Rockingham Park. In December 1994, the Company loaned RVI approximately $8.9 million, which loan is secured by a second mortgage on Rockingham Park (as of December 31, 1997 the loan balance was approximately $7.8 million). At this time, casino gaming is not permitted in the State of New Hampshire. If casino gaming is legalized, the Company will, at a minimum, contribute the promissory note as a capital contribution. Should enabling legislation permit more than 500 slot machines or any combination of slot machines and table games, then the Company, subject to available financing, will contribute funds not to exceed 30% of cash funds required for the project. At this time, the cost of the project has not been determined.

      During 1997, the Company evaluated its various systems to determine whether or not those systems were year 2000 compliant. Based upon this review, the Company has identified those systems which are not compliant and has implemented a plan to update those systems. The Company expects the cost to update the affected systems will not exceed $7 million. The Company is currently evaluating the effect a failure to bring its systems into compliance will have on the Company.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

     Not applicable as of the date of this filing.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Independent Auditors' Report;

     Consolidated  Balance  Sheets as of December  31,  1997  and
     1996;

     Consolidated  Statements  of Operations for the Years  Ended
     December 31, 1997, 1996
     and 1995;

     Consolidated  Statements  of Shareholders'  Equity  for  the
     Years Ended December 31, 1997, 1996 and 1995;

     Consolidated Statements  of Cash Flows for the  Years  Ended
     December 31, 1997, 1996 and 1995; and

     Notes to Consolidated Financial Statements

                  INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Showboat, Inc.

     We have audited the accompanying consolidated balance sheets of Showboat, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Showboat, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

Las Vegas, Nevada   KPMG PEAT MARWICK LLP
March 13, 1998


                                   SHOWBOAT, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                     DECEMBER 31, 1997 AND 1996




                 ASSETS                                      1997                         1996
----------------------------------------------         ---------------              ---------------
                                                                      (In thousands)
Current assets:
   Cash and cash equivalents                           $    67,145                  $    60,287
   Short term investments                                   21,755                       28,848
   Receivables, net                                         15,748                       12,402
   Income tax receivable                                     2,361                        2,396
   Inventories                                               3,328                        2,785
   Prepaid expenses                                          6,027                        4,470
   Current deferred income taxes                             6,603                        7,802
                                                       ---------------              ---------------
          Total current assets                             122,967                      118,990
                                                       ---------------              ---------------
Property and equipment:
   Land                                                     12,005                       11,545
   Land improvements                                        14,505                       14,461
   Buildings                                               392,451                      332,265
   Vessel                                                   82,528                            -
   Furniture and equipment                                 234,762                      191,872
   Construction in progress                                  8,139                      101,343
                                                       ---------------              ---------------
                                                           744,390                      651,486
Less accumulated depreciation and amortization             243,414                      211,298
                                                       ---------------              ---------------
                                                           500,976                      440,188
                                                       ---------------              ---------------
Other assets:
   Restricted cash and investments                           3,000                       69,601
   Investment in unconsolidated affiliate                  125,148                      138,964
   Deposits and other assets                                33,906                       30,963
   Debt issuance costs, net of
     accumulated amortization of $4,193,000
     and $2,942,000 at December 31, 1997 and
     December 31, 1996, respectively                        14,550                       15,963
                                                       ---------------              ---------------
                                                           176,604                      255,491
                                                       ---------------              ---------------
                                                       $   800,547                  $   814,669
                                                       ===============              ===============

                                                                                        (continued)



                                   SHOWBOAT, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                      DECEMBER 31, 1997 AND 1996
                                            (continued)


LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                          1997                          1996
----------------------------------------------------------   ---------------              ---------------
                                                                            (In thousands)
Current liabilities:
   Current maturities of long-term debt - with recourse      $       28                    $         25
   Current maturities of long-term debt - without recourse        5,554                               -
   Accounts payable                                              16,756                          17,688
   Dividends payable                                                402                             405
   Accrued liabilities                                           51,905                          41,933
                                                             ---------------              ---------------
         Total current liabilities                               74,645                          60,051
                                                             ---------------              ---------------
Long-term debt, excluding current maturities
   Debt with recourse                                           393,066                         392,719
   Debt without recourse                                        151,968                         140,000
                                                             ---------------              ---------------
                                                                545,034                         532,719
                                                             ---------------              ---------------
Other liabilities                                                 6,184                           4,753
                                                             ---------------              ---------------
Deferred income taxes                                            11,741                          24,888
                                                             ---------------              ---------------
Minority interest                                                     -                             113
                                                             ---------------              ---------------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $1 par value; 1,000,000
    shares authorized; none issued
   Common stock, $1 par value; 50,000,000
    shares authorized; issued 16,350,849
    and 16,181,199 shares at December 31,1997
    and 1996, respectively                                       16,351                          16,181
   Additional paid-in capital                                    91,145                          87,698
   Retained earnings                                             64,761                          84,828
                                                             ---------------              ---------------
                                                                172,257                         188,707
Cumulative foreign currency
   translation adjustment                                        (8,437)                          4,773
Unearned compensation for restricted stock                         (877)                         (1,335)
                                                             ---------------              ---------------
   Total shareholders' equity                                   162,943                         192,145
                                                             ---------------              ---------------
                                                                800,547                    $    814,669
                                                             ===============              ===============

  See accompanying notes to consolidated financial statements.



                          SHOWBOAT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                        (In thousands except per share data)

                                          1997             1996             1995
                                      ------------     ------------     ------------
Revenues:

     Casino                           $  497,124       $  382,980       $  379,494

     Food and beverage                    62,720           56,916           53,894

     Rooms                                25,395           26,147           25,694

     Sports and special events             3,498            3,682            3,924

     Management fees                       5,671                -              190

     Other                                 7,156            5,876            5,189
                                      ------------     ------------     ------------
                                         601,564          475,601          468,385
     Less complimentaries                 44,748           41,896           39,793
                                      ------------     ------------     ------------
          Net revenues                   556,816          433,705          428,592
                                      ------------     ------------     ------------
Operating costs and expenses:

     Casino                              252,827          193,537          177,644

     Food and beverage                    37,410           32,287           32,150

     Rooms                                 6,585            7,261            8,339

     Sports and special events             2,925            2,774            3,206

     General and administrative          149,838          117,355          119,568

     Selling, advertising and             26,328            9,638            9,456
       promotion

     Depreciation and amortization        41,721           32,818           31,533

     Preopening costs                      9,577                -                -
                                      ------------     ------------     ------------
                                         527,211          395,670          381,896
                                      ------------     ------------     ------------
Income from operations from               29,605           38,035           46,696
consolidated subsidiaries

Equity in income (loss) of                (3,504)           4,086              (22)
 unconsolidated affiliates
                                      ------------     ------------     ------------
Income from operations                $   26,101       $   42,121       $   46,674
                                      ------------     ------------     ------------

                                                                         (continued)



                SHOWBOAT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              (IN THOUSANDS EXCEPT PER SHARE DATA)
                           (CONTINUED)


                                                 1997             1996             1995
                                            --------------   --------------   --------------
Income from operations                      $    26,101      $    42,121      $    46,674

Other (income) expense:
     Interest income                             (5,427)          (9,572)          (6,225)
     Gain on sale of affiliate                        -                -           (2,558)
     Write-down of investment in                      -            3,789            1,426
      affiliate
     Foreign currency transaction                   353             (100)            (271)
      (gain) loss
     Interest expense, net of amounts            49,362           40,510           29,692
      capitalized                           --------------   --------------   --------------
                                                 44,288           34,627           22,064
                                            --------------   --------------   --------------
Income (loss) before income tax
     expense (benefit) and minority
     interest                                   (18,187)           7,494           24,610

Minority interest                                (2,636)           1,987                -
                                            --------------   --------------   --------------
Income (loss) before income tax                 (20,823)           9,481           24,610
     expense (benefit)

Income tax expense (benefit)                     (2,370)           3,478           11,435
                                            --------------   --------------   --------------
Net income (loss)                           $   (18,453)     $     6,003      $    13,175
                                            ==============   ==============   ==============
Basic earnings (loss) per share             $     (1.14)     $      0.37      $      0.85
                                            ==============   ==============   ==============
Diluted earnings (loss) per share           $     (1.14)     $      0.37      $      0.84
                                            ==============   ==============   ==============


   See accompanying notes to consolidated financial statements.


                 SHOWBOAT, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                         (IN THOUSANDS)


                                                                    Cumulative
                                                                     foreign
                                         Additional                  currency                      Unearned
                             Common      paid - in     Retained     translation     Treasury        compen-
                              Stock       capital      earnings     adjustment       stock          sation         Total
                            ---------   ------------  ----------   -------------   ----------     ----------    -----------
Balance, December 31,
 1994                       $ 15,795      $ 76,845      $68,809      $  3,490      $ (3,364)      $ (4,114)     $ 157,461
Net income                         -             -       13,175             -             -              -         13,175
Cash dividends ($.10
 per share)                        -             -       (1,550)            -             -              -         (1,550)
Share transactions
 under stock plans                 -         3,233            -             -         2,777           (116)         5,894
Amortization of unearned
 compensation                      -             -            -             -             -          2,166          2,166
Foreign currency trans-
 lation adjustment, net
 of tax                            -             -            -        (3,205)            -              -         (3,205)
                            ---------   ------------  ----------   -------------   ----------     ----------    -----------
Balance, December 31,
 1995                         15,795        80,078       80,434           285          (587)        (2,064)       173,941
Net income                         -             -        6,003             -             -              -          6,003
Cash dividends ($.10
 per share)                        -             -       (1,609)            -             -              -         (1,609)
Share transactions
 under stock plans               386         7,620            -             -           587           (912)         7,681
Amortization of unearned
 compensation                      -             -            -             -             -          1,641          1,641
Foreign currency trans-
 lation adjustment, net
 of tax                            -             -            -         4,488             -              -          4,488
                            ---------   ------------  ----------   -------------   ----------     ----------    -----------
Balance, December 31,
 1996                         16,181        87,698       84,828         4,773             -         (1,335)       192,145
Net loss                           -             -      (18,453)            -             -              -        (18,453)
Cash dividends ($.10
 per share)                        -             -       (1,614)            -             -              -         (1,614)
Purchase of 152,100
 shares of treasury stock          -             -            -             -        (3,043)             -         (3,043)
Share transactions
 under stock plans               170         3,447            -             -         3,043           (713)         5,947
Amortization of unearned
 compensation                      -             -            -             -             -          1,171          1,171
Foreign currency trans-
 lation adjustment, net
 of tax                            -             -            -       (13,210)            -              -        (13,210)
                            ---------   ------------  ----------   -------------   ----------     ----------    -----------
Balance, December 31,
 1997                       $ 16,351      $ 91,145     $ 64,761      $ (8,437)     $      -       $   (877)     $ 162,943
                            =========   ============  ==========   =============   ==========     ==========    ===========


  See accompanying notes to consolidated financial statements.


                 SHOWBOAT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                         (IN THOUSANDS)


                                                                    1997          1996         1995
                                                                ------------  ------------  -----------
Cash flows from operating activities:

 Net income (loss)                                              $ (18,453)    $    6,003    $  13,175

 Adjustments to reconcile net income to net cash provided by operating activities:

   Provision for doubtful accounts                                  2,447          1,557        1,605

   Depreciation and amortization                                   41,721         32,818       31,533

   Amortization of original issue discount and debt
     issuance costs                                                 2,167          1,458        1,281

   Provision for deferred income taxes                             (4,840)         2,094        2,069

   Amortization of unearned compensation                            1,171          1,641        2,166

   Provision for loss on Casino Reinvestment
     Development Authority obligation                                 865            497        1,414

   (Earnings) loss of unconsolidated affiliate, net of
     distributions                                                  3,504         (4,086)       2,768

   (Gain) loss on sale and write-down of affiliates                     -          3,789       (1,132)

   (Gain) loss on disposition of property and equipment               466            147          (36)

   Increase in receivables, net                                    (3,312)        (2,695)      (2,492)

   Decrease (increase) in inventories and prepaid expenses         (2,100)           281         (209)

   Decrease (increase) in deposits and other assets                   857           (202)        (656)

   Pension costs, net of payments                                   1,519          1,954          882

   Increase (decrease) in accounts payable                           (957)         2,096        4,566

   Increase (decrease) in income taxes (payable)/receivable         1,456          1,849       (5,168)

   Increase in accrued liabilities                                  9,974          3,644        1,384

   Minority interest share of loss                                   (113)        (1,987)           -
                                                                -------------  -----------  -----------
      Net cash provided by operating activities                 $  36,372      $  50,858    $  53,150
                                                                -------------  -----------  -----------

                                                                                            (continued)



                 SHOWBOAT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                           (CONTINUED)
                         (IN THOUSANDS)


                                                                       1997               1996              1995
                                                                   ------------       ------------      ------------
Cash flows from investing activities:

     Acquisition of property and equipment                         $  (91,418)         ($115,038)        ($ 49,573)

     Proceeds from sale of property and equipment                         513                477             1,065

     Proceeds from sale of affiliate                                        -                  -            51,366

     Investments in unconsolidated affiliates                         (10,514)           (11,647)          (36,551)

     (Advances to) repayments from unconsolidated affiliates             (188)               390             1,210

     (Increase) decrease in restricted cash                            66,601            (69,601)                -

     Increase in deposits and other assets                             (2,237)            (6,762)           (4,639)

     Deposit for Casino Reinvestment Development Authority
       obligation, net of refunds                                      (4,366)            (4,140)           (4,052)

     Purchase of short-term investments                               (67,758)           (70,677)                -

     Sales of short-term investments                                   74,851             41,829                 -
                                                                   ------------       ------------      ------------
           Net cash used in investing activities                      (34,516)          (235,169)          (41,174)
                                                                   ------------       ------------      ------------
Cash flows from financing activities:

     Principal payments of long-term debt                              (3,123)               (22)              (20)

     Proceeds from issuance of long-term debt                           9,636            140,000                 -

     Proceeds from employee stock option exercises                      3,528              5,510                 -

     Debt issuance costs                                                 (379)            (6,297)             (542)

     Payment of dividends                                              (1,617)            (1,597)           (1,543)

     Issuance of common stock                                               -                  -             4,604

     Purchases of treasury stock                                       (3,043)                 -                 -

     Minority interest contributions                                        -                 77             2,023
                                                                   ------------       ------------      ------------
           Net cash provided by financing activities                    5,002            137,671             4,522
                                                                   ------------       ------------      ------------

Net increase (decrease) in cash and cash equivalents                    6,858            (46,640)           16,498

Cash and cash equivalents at beginning of year                         60,287            106,927            90,429
                                                                   ------------       ------------      ------------
Cash and cash equivalents at end of year                           $   67,145         $   60,287         $ 106,927
                                                                   ============       ============      ============

                                                                                                         (continued)



                 SHOWBOAT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                           (CONTINUED)
                         (IN THOUSANDS)


                                                    1997            1996            1995
                                                ------------    ------------    ------------
Supplemental disclosures of cash flow
  information and non-cash investing and
  financing activities:

     Cash paid (refunded) during the year for:

       Interest, net of amount capitalized       $  46,448       $  33,306       $  28,021

       Income taxes                                  1,010            (465)         14,533

     Foreign currency translation adjustment       (13,210)          4,488          (3,205)

     Equipment acquired under capital lease         10,984               -               -


  See accompanying notes to consolidated financial statements.

                 SHOWBOAT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

     Showboat, Inc. and Subsidiaries (collectively, the "Company" or "SBO"), is an international gaming company that owns and operates the Atlantic City Showboat Casino Hotel in Atlantic City, New Jersey (the "Atlantic City Showboat"), the Las Vegas Showboat Casino, Hotel and Bowling Center in Las Vegas, Nevada (the "Las Vegas Showboat"), owns a 24.6% equity interest in, and manages through subsidiaries, the Star City Casino located in Sydney, New South Wales, Australia, ("Star City" or "Sydney Harbour Casino") and owns through subsidiaries a 55% interest in, and manages, the Showboat Mardi Gras Casino located in East Chicago, Indiana (the "East Chicago Showboat"). Until March 31, 1995, the Company owned an equity interest in and managed a riverboat casino on Lake Pontchartrain in New Orleans, Louisiana (Star Casino).

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

CASINO REVENUE AND COMPLIMENTARIES

      Casino revenues represent the net win from gaming wins and losses. Revenues include the retail value of room, food, beverage, and other goods and services provided to customers without charge. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances was charged to the casino department in the following amounts:

                                Year Ending December 31,
                       ------------------------------------------
                         1997             1996             1995
                       ------------  ---------------  -----------
                                     (In thousands)

Food and beverage      $29,566           $28,421          $27,119
Room                     8,484             8,559            7,197
Other                    1,331             1,249            1,346
                       ------------  ---------------  -----------
Total                  $39,381           $38,229          $35,662
                       ============  ===============  ===========

CASH EQUIVALENTS AND RESTRICTED CASH

       The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 1997, restricted cash consists of short-term investments pledged to secure a line of credit for the East Chicago Showboat. As of December 31, 1996, restricted cash consisted of cash and short-term investments held by the East Chicago Showboat for construction and development.

SHORT-TERM INVESTMENTS

      Short-term investments as of December 31, 1997 and 1996 consist of U.S. Treasury bills, mortgage-backed corporate debt securities and certificates of deposit with financial institutions which have an average maturity date of approximately seven months. The Company classifies these securities as available-for-sale as they will be liquidated as needed to fund cash requirements of the Company. These securities are recorded at fair value as of December 31, 1997 and 1996. SFAS 115 requires unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities to be excluded from earnings and to be reported as a separate component of shareholders' equity until realized. Unrealized gains (losses) of approximately $(64,000) and $6,000 as of December 31, 1997 and 1996 were not material and were therefore included in interest income. Realized gains and losses from the sale of
available-for-sale  securities  are  determined  on  a   specific
identification basis.

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

      Estimated useful lives for property and equipment are 5 to 15 years for land improvements, 10 to 40 years for buildings and vessel, and 2 to 10 years for furniture and equipment.

INTEREST COSTS

      Interest is capitalized in connection with the construction of major facilities. Further, interest is capitalized on investments in unconsolidated companies accounted for by the equity method of accounting during the period the investee company is undergoing activities necessary to start its planned principal operations. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. For the years ended December 31, 1997, 1996, and 1995, $14,932,000, $17,081,000, and $13,148,000,
respectively, of interest cost was capitalized.

PREOPENING AND DEVELOPMENT COSTS

      Costs incurred during the preopening phase are capitalized. Types of costs capitalized include salaries and wages, temporary office expenses, marketing expenses, professional fees, training costs and related travel costs. The 1997 expense of $9,577,000 consists largely of $6,000,000 of salaries and wages. Effective January 1, 1997, the Company changed its method of accounting for preopening costs. Preopening costs are now immediately expensed when a new facility opens for business rather than amortized over a period not to exceed one year as was previously done. Expensing these costs at the date of opening is a general industry practice and will provide a better comparison of the Company's operations to other gaming companies. There is no cumulative effect as of January 1, 1997 for this accounting change.

      If the new method of accounting for preopening costs had been applied as of January 1, 1995, the equity in income of unconsolidated affiliate would have resulted in the following consolidated net income for the Company:

                                           1996              1995
                                         --------          --------
                                  (In thousands except per share amounts)

       Net Income                        $6,418           $12,760
       Earnings per share-Basic            0.40              0.83
       Earnings per share Diluted          0.39              0.81


INCOME TAXES

      Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to carryforward items and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

       The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company filed for and received a change in tax year-end with the Internal Revenue Service. The Company's tax year-end has been changed from June 30 to December 31 effective December 31, 1996.

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

INCOME PER BASIC AND DILUTED SHARE

      In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (Statement 128) which establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. All prior periods have been restated to apply the provisions of Statement 128.

      Income per basic and diluted share is based on the weighted average number of shares outstanding. Basic shares outstanding were 16,127,135, 16,042,518 and 15,453,798 for the years ended
December 31, 1997, 1996, and 1995, respectively.

      Diluted shares outstanding were 16,127,135, 16,347,058, and 15,730,478 for the years ended December 31, 1997, 1996, and 1995, respectively. Diluted shares include stock options and warrants when dilutive.

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

      Gains and losses resulting from translation of financial statements are excluded from the Consolidated Statements of Operations and are credited or charged directly to a separate component of Shareholders' Equity, net of taxes. Gains and losses resulting from foreign currency transactions are included in income currently.

LONG-LIVED ASSETS

      In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and there are no write-down of assets for the years ended December 31, 1997 and 1996.

USE OF ESTIMATES

     Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS

      Certain prior year balances have been reclassified to conform to the current year's presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No.
130). SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact of this pronouncement on the Company's financial statements and notes that foreign currency translation adjustments and unearned compensation will be shown under comprehensive income.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes there is no impact of this pronouncement on the Company's financial statements.

2.     RECEIVABLES, NET

     Receivables, net consist of the following:

                                            Year Ending December 31,
                                          ----------------------------
                                              1997            1996
                                          -------------  -------------
                                                 (In thousands)

Casino                                    $   8,157       $   6,524
Hotel                                           520             760
Other                                        10,154           7,535
                                          -------------  -------------
                                             18,831          14,819
Less allowance for doubtful accounts          3,083           2,417
                                          -------------  -------------
Receivables, net                          $  15,748       $  12,402
                                          =============  =============

3.     ACCRUED LIABILITIES


     Accrued liabilities consist of the following:

                                            Year Ending December 31,
                                          ----------------------------
                                              1997            1996
                                          -------------  -------------
                                                 (In thousands)

Interest                                  $  16,252       $  16,296
Salaries and wages                           15,644          11,985
Taxes, other than taxes on income             6,398           2,346
Medical and liability claims                  3,584           4,572
Advertising and promotion                     3,231           2,326
Outstanding chips and tokens                  1,609           1,692
Other                                         5,187           2,716
                                          -------------  -------------
Total accrued liabilities                 $  51,905       $  41,933
                                          =============  =============

4.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

      The Company's wholly-owned subsidiary, Showboat Australia Pty. Ltd., (SA), invested approximately $100.0 million for 135,000,000 shares (approximately 24.6% interest) in Sydney Harbour Casino Holdings Limited, (SHCH), which through its wholly owned subsidiaries, owns the Sydney Harbour Casino and holds the casino license required to operate the Sydney Harbour

Casino. SA also owns 85% of the company engaged to manage the Star City casino and entertainment complex for a management fee. On November 26, 1997, the Sydney Harbour Casino commenced gaming operations in its permanent casino facility after operating out of an interim facility since September 13, 1995. For the years ended December 31, 1997 and 1996, $(3,504,000) and $4,086,000 of
net income (loss) from the casino is included in equity in income
(loss) of unconsolidated affiliates in the Consolidated Statement of Income. The loss from the casino in 1997 is due to the write-off of approximately $7,160,000 (net of Australian tax) of pre-opening costs upon the opening of the permanent casino in November of 1997.

      In 1997, for the first time, the Company recorded a management fee of $5,671,000 from Sydney Harbour Casino. Due to an agreement with the Sydney Harbour Casino the first A$19.1 million of management fees were forgiven, which amount was satisfied during the second quarter of 1997 following approximately 20 months of operations by the Sydney Harbour Casino in its interim facility.
      In addition to its 24.6% equity interest in SHCH, SA has an option to purchase an additional 37,446,553 ordinary shares of the fully diluted equity of SHCH at an exercise price of A$1.15 per share. SA's option may be exercised no earlier than July 1, 1998 and expires June 30, 2000.
      In March 1995, the Company, with an unrelated corporation, formed Showboat Mardi Gras, L.L.C. (SMG) to own and operate, subject to licensing, a riverboat casino near Kansas City, Missouri. The Company invested approximately $5.2 million in a combination of both equity and advances to SMG. SMG was not selected by the Missouri Gaming Commission for investigation for a gaming license. Due to a decline in the market value of the assets of SMG, principally a riverboat, the Company recorded a pre-tax write-down of $3,789,000 and $1,426,000 in the years ended December 31, 1996 and 1995, respectively, which is included in the Consolidated Statements of Income as write-down of investment in affiliate. The 1996 write-down includes the Company's remaining investment in SMG, and the Company has no further obligations to SMG.

     Summarized condensed financial information of SHCH as of and for the years ending December 31, 1997 and 1996 is as follows:

                                                                 1997               1996
                                                            ---------------    --------------
                                                                      (In thousands)
Sydney Harbour Casino Holdings Ltd.
(Unaudited)
   Income statement data<F1>
     Net revenues                                            $   249,900        $   295,600
     Net income (loss)                                           (12,800)            17,700

     Company's share of net income (loss)                    $    (3,504)       $     4,086

Balance sheet data:
     Assets:
         Property and equipment, net                         $   613,400        $   460,300
         Other assets                                            279,200            349,400
                                                            ---------------    --------------
            Total assets                                     $   892,600        $   809,700
                                                            ===============    ==============

Liabilities and shareholders' equity:
         Liabilities                                         $   523,100        $   342,400
         Shareholders' equity:
             Company's                                            90,800            115,000
             Other shareholders'                                 278,700            352,300
                                                            ---------------    --------------
             Total liabilities and shareholders' equity      $   892,600        $   809,700
                                                            ===============    ==============

<F1> Amounts calculated using average exchange rate for the years ending December 31, 1997 and 1996.



     The difference between the Company's equity in SHCH shown above and the amounts reported as investment in unconsolidated affiliate in the Company's Consolidated Balance Sheets is primarily due to capitalized interest of approximately $34,300,000 and $24,200,000 in 1997 and 1996, respectively.

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

     Deposits with the CRDA bear interest at two-thirds of market rates resulting in a current value lower than cost. At December 31, 1997 and 1996, deposits and other assets include $9,146,000 and $7,009,000, respectively, representing the Company's bond purchases and deposits with the CRDA of $13,616,000 as of December 31, 1997 and $10,616,000 as of December 31, 1996, net of a valuation allowance of $4,471,000 and $3,607,000, respectively. The carrying value of these deposits, net of the valuation allowance, approximates fair value.

     The Company is eligible to receive approximately $8,800,000 in funding credits reserved by the Casino Reinvestment Development Authority (CRDA), as a result of the completion of the hotel expansion program at the Atlantic City Showboat, completed in 1994. To date, the Company has received approximately $2,900,000. As of December 31, 1997, approximately $4,900,000 in funding credits is available for distribution to the company. The remaining $1,000,000 of reserved funding credits is expected to be distributed in the future.

6.   LONG-TERM DEBT

     The  Company's  debt  is  categorized   separately  as  debt
guaranteed by the Company (generally known as recourse debt) and debt not guaranteed by the Company (generally known as non-recourse debt).

     Long-term debt consists of the following:


                                                                 December 31,
                                                          1997                  1996
                                                     --------------        --------------
                                                                (In thousands)
Recourse Debt:
   9 1/4% First Mortgage Bonds (Bonds) due
     2008 net of unamortized discount of
     $3,881,000 and $4,257,000 at December 31,
     1997 and 1996, respectively                      $  271,119             $  270,743
   13% Senior Subordinated Notes(Notes) due
      2009                                               120,000                120,000
   Capital lease obligations                               1,974                  2,001

Non-recourse Debt:
   13 1/2% First Mortgage Notes(East Chicago
       Notes) due 2003                                   140,000                140,000
   Equipment loan                                          8,244                      -
   Capital lease obligations                               9,279                      -
                                                     --------------        --------------
                                                         550,616                532,744
   Less current maturities                                 5,582                     25
                                                     --------------        --------------
                                                      $  545,034             $  532,719
                                                     ==============        ==============


     The Bonds are secured by substantially all of the Company's assets and are unconditionally guaranteed by Ocean Showboat, Inc.
(OSI), Atlantic City Showboat, Inc. (ACSI) and Showboat Operating Company (SOC), subsidiaries effectively owned 100% by the Company. Interest on the Bonds is payable semi-annually on May 1 and November 1 of each year. The Bonds are not redeemable prior to May 1, 2000. Thereafter, the Bonds will be redeemable, in whole or in part, at redemption prices specified in the Bond Indenture. The Bonds are senior secured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu with the Company's senior indebtedness. The Bonds are collateralized by substantially all the assets of the Company.

     The Bond Indenture, as amended, places significant restrictions on the incurrence of additional indebtedness by SBO and its subsidiaries, the creation of additional liens on the collateral securing the Bonds, transactions with affiliates and payment of certain restricted payments (as defined), including certain investments made by SBO and its subsidiaries. The Company was in compliance with the Bond Indenture Covenants as of December 31, 1997.

     The Notes are unsecured and unconditionally guaranteed by OSI, ACSI and SOC. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year. The Notes will be redeemable, in whole or in part, at the option of the company at any time on or after August 1, 2001 at redemption prices specified in the Indenture for the Notes (Note Indenture). The Notes are general obligations of the Company, subordinated in right of payment to all Senior Debt (as defined in the Note Indenture) of the Company. The Note Indenture permits the issuance of an additional $30,000,000 of Notes at the discretion of the Company.

     The  Note Indenture  places significant restrictions on  the
Company, many of which are substantially similar to the restrictions placed on the Company by the Bond Indenture, as amended. The Company was in compliance with all the Note Indenture Covenants as of December 31, 1997.

     Included  in the covenants  to  the  Bond  Indenture and the
Note Indenture is a covenant requiring the Company to offer to the holders of the Bonds and the Notes to purchase such bonds and notes at a purchase price equal to 101% of the principal amount plus accrued interest at a date which is no later than 30 days after such change in control. The announced merger between Harrah's and Showboat will result in a change in control. No assurance can be given that the Company will have sufficient funds available to purchase the bonds and notes tendered by holders in the event such holders desire to accept the change in control offer.

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

     In  June  1997,  SMCP   obtained  a  loan  of  approximately
$9,636,000 from FINOVA Capital Corporation secured by certain equipment. The loan is for a term of 36 months with a fixed rate of 11.1%.

     The Company renewed and increased its two year secured line of credit for general working capital purposes to $35.0 million with Fleet Bank N.A. effective as of July 1997. At the end of the two year term, any outstanding funds may convert to a three year term loan. The bank received security pari passu with the holders of the Company's $275.0 million 9 1/4% First Mortgage Bonds due 2008. As of December 31, 1997, all of the funds under this line of credit were available for use by the Company.

     In October 1997, SMCP entered into a line of credit with Fleet Bank in the amount of $3.0 million. The line of credit is secured by the Company with funds on deposit with Fleet Bank. The term of the line is for a period of one year, renewable annually at an interest rate of LIBOR plus 75 basis points. As of December 31, 1997, all of the funds under this line of credit were available for use by SMCP. On March 13, 1998, SMCP borrowed the entire $3.0 million for the payment of the interest on the East Chicago Notes due March 15, 1998.

     Maturities of the Company's long-term debt exclusive of unamortized discount are as follows:


        Year Ending December 31,
             (in thousands)

                  1998               $   5,582
                  1999                   6,205
                  2000                   4,951
                  2001                   2,759
                  2002                       -
               Thereafter              535,000
                                     ---------
                                     $ 554,497
                                     =========

     The fair value of the Company's Bonds, Notes and East Chicago Notes were $294,250,000, $144,300,000 and $166,600,000 respectively, at December 31, 1997 based on the quoted market prices. The carrying amount of capital leases and the equipment loan approximates fair value at December 31, 1997.

7.   LEASES

     The Company leases certain furniture and equipment and a warehouse under long-term capital lease agreements. The leases covering furniture and equipment expire in 1999 and 2001 and the warehouse lease expires in 2001. The Company has an option to purchase the warehouse from January 1, 1996 through March 31, 2001 at an option price of approximately $1,928,000.

     Property leased under capital leases by major classes are as follows:

                                           December 31,
                                     1997               1996
                                 ------------       ------------
                                          (In thousands)

Building - warehouse              $  2,050               $2,050
Furniture and equipment             11,136                  152
                                 ------------       ------------
                                    13,186                2,202
Less accumulated amortization        2,918                1,520
                                 ------------       ------------
                                  $ 10,268               $  682
                                 ============       ============

     ACSI is leasing 10 1/2 acres of Boardwalk property in Atlantic City, New Jersey for a term of 99 years which commenced October 1983. Annual rent payments, which are payable monthly, commenced upon opening of the Atlantic City Showboat. The rent is adjusted annually based upon changes in the Consumer Price Index. In April 1997, the annual rent increased $242,000 to $9,047,000. ACSI is responsible for taxes, assessments, insurance and utilities. On January 28, 1998, a special purpose subsidiary of the Company acquired the 10 1/2 acres of Boardwalk property and the lease.

     SMCP is obligated to pay East Chicago $400,000 annual rent with such rentals being adjusted every 3 years based upon changes in the Consumer Price Index subject to a maximum of 5% increase for each adjustment.

     SMCP also holds a leasehold interest in certain property in East Chicago, Indiana for land used for offsite employee parking. The lease is for a term of three years and may be renewed at the option of SMCP for two additional five year terms. Payments of $5,000 are due monthly with an adjustment on the first of May of each year of the lease term to reflect changes in real estate taxes.

     The following is a schedule of future minimum lease payments
for  capital  leases  and  operating  leases  (with  initial   or
remaining terms in excess of one year) as of December 31, 1997:


                                                             Capital             Operating
     Year ending December 31,                                Leases                Leases
                                                         ----------------     ----------------
                                                                    (In thousands)

               1998                                         $   3,668            $  11,571
               1999                                             3,654               10,170
               2000                                             3,634                9,807
               2001                                             2,773                9,447
               2002                                                 -                9,447
                Thereafter                                          -              732,930
                                                         ----------------     ----------------
Total minimum lease payments                                   13,729            $ 783,372
Less amount representing interest (10.4% to 12.9%)              2,476         ================
                                                         ----------------
Present value of net minimum capital lease payments         $  11,253

Less current installments of obligations under capital
leases                                                          2,556
                                                         ----------------
Obligations under capital leases excluding current
portion                                                     $   8,697
                                                         ================


     Rent expense for all operating leases was $11,751,000, $11,356,000 and $11,241,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

8.   INCOME TAXES

     Total income tax expense (benefit) was allocated as follows:


                                                              Year Ending December 31,
                                                        ------------------------------------
                                                           1997         1996         1995
                                                        ----------   ----------   ----------
                                                                   (In thousands)
Continuing operations                                   ($  2,370)    $  3,478     $ 11,435
Shareholders' equity, related to
     cumulative foreign currency translation
     adjustment                                            (7,113)       2,417       (1,726)
Shareholders' equity, primarily due to the tax
     benefit related to the exercise of stock options      (1,421)      (2,170)      (1,471)
                                                        ----------   ----------    ----------
                                                        ($ 10,904)    $  3,725     $  8,238
                                                        ==========   ==========    ==========


     Income tax expense (benefit) attributable to income from continuing operations consists of:

                                        Year Ending December 31,
                           ---------------------------------------------
                               1997             1996            1995
                           ------------     ------------    ------------
                                            (In thousands)
U.S. federal
   Current                 ($   419)        ($   587)         $  5,489
   Deferred                  (4,581)           1,786             2,477
                           ------------     ------------    ------------
                             (5,000)           1,199             7,966
                           ------------     ------------    ------------
State and foreign
   Current                    2,889            1,971             3,877
   Deferred                    (259)             308              (408)
                           ------------     ------------    ------------
                              2,630            2,279             3,469
                           ------------     ------------    ------------
Total
   Current                    2,470            1,384             9,366
   Deferred                  (4,840)           2,094             2,069
                           ------------     ------------    ------------
                           ($ 2,370)         $ 3,478          $ 11,435
                           ============     ============    ============

     Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the years ended December 31, 1997, 1996 and 1995 to pretax income from continuing operations as a result of the following:


                                                         Year Ending December 31,
                                                ----------------------------------------
                                                    1997           1996         1995
                                                ------------   ------------  -----------
                                                             (In thousands)
Computed "expected" tax expense (benefit)       ($  7,288)      $   3,318     $   8,614
Increase (reduction) in income tax from:
   Equity in income (loss) from foreign
     unconsolidated affiliate not subject
     to US tax                                      1,111          (1,413)            -
   State and foreign income taxes,
     net of federal tax benefit                     1,821           1,523         2,174
   Permanent difference for employee
     cafeteria costs                                1,102               -             -
   Other, net                                         884              50           647
                                                ------------   ------------  -----------
Income tax expense (benefit)                    ($  2,370)      $   3,478     $  11,435
                                                ============   ============  ============


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:


                                                                     December 31,
                                                             --------------------------
                                                                 1997          1996
                                                             ------------  ------------
                                                                   (In thousands)
Deferred tax assets:
   Alternative minimum tax credit carryforwards              $   8,092     $   5,496
   Partnership loss attributable to minority partners            4,080             -
   Accrued vacations                                             1,945         1,992
   Executive deferred compensation                               1,912         1,370
   General business credit carryforwards                         1,868           113
   Interest income from partnership                              1,653           702
   Casino Reinvestment Development Authority obligation          1,334         1,085
   Allowance for doubtful accounts                               1,235           984
   Bonus accrual                                                   936           382
   Long-term incentive plan                                        908         1,064
   Accrued liability claims                                        690           697
   Accrued medical claims                                          597         1,022
   Cumulative foreign currency translation adjustment            4,543             -
   Other                                                         2,718         3,232
                                                             ------------  ------------
   Total gross deferred tax assets                              32,511        18,139
                                                             ------------  ------------

Deferred tax liabilities:
   Depreciation and amortization                                22,215        20,639
   Capitalized interest                                         14,396        11,056
   Cumulative foreign currency translation adjustment                -         2,570
   Other                                                         1,038           960
                                                             ------------  ------------
   Total gross deferred tax liabilities                         37,649        35,225
                                                             ------------  ------------
Net deferred tax liabilities                                 $   5,138     $  17,086
                                                             ============  ============


     At  December 31, 1997, the  Company had available $8,092,000
of   alternative  minimum  tax  credit  carryforwards  which  are available to reduce future federal regular income taxes, if any, over an indefinite period.

9.   EMPLOYEE BENEFIT PLANS

     The Company maintains a retirement and savings plan for eligible employees who are not covered by a collective bargaining agreement or by another plan to which the Company contributes. Under the terms of the plan, eligible employees may defer up to 3% of their compensation, as defined, of which 100% of the deferral is matched by the Company. Eligible employees may contribute an additional 12% of their compensation which will not be matched by the Company. Contributions by the Company vest over a five-year period. The Company contributed an aggregate of $2,384,000, $1,947,000 and $1,932,000 to this plan for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company's union employees are covered by union-sponsored, collectively-bargained, multi-employer pension plans. The Company contributed and charged to expense $1,339,000, $1,315,000 and $1,326,000 during the years ended December 31, 1997, 1996 and 1995, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

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

     The net pension cost for the years ended December 31, 1997, 1996 and 1995 consists of the following:


                                                                   December 31,
                                                    --------------------------------------
                                                        1997         1996         1995
                                                    ------------ ------------ ------------
                                                              (In thousands)
Service costs of benefits earned                      $  346       $  391       $  368
Interest cost on projected benefit obligation            428          422          387
Amortization of unrecognized prior service costs         284          284          284
                                                    ------------ ------------ ------------
                                                      $1,058       $1,097       $1,039
                                                    ============ ============ ============


     The status of the defined benefit plan at December 31, 1997 and 1996 is as follows:



                                                                        December 31,
                                                                   1997            1996
                                                               ------------    ------------
                                                                      (In thousands)
Fair value of plan assets                                         $   -           $   -
                                                               ------------    ------------

Actuarial present value of benefit obligation:
   Vested benefit obligation                                      2,871           2,489
   Non-vested benefit obligation                                  1,566           1,210
                                                               ------------    ------------
   Accumulated benefit obligation                                 4,437           3,699
   Effect of projected future salary increases                    1,199           1,955
                                                               ------------    ------------
      Projected benefit obligation                                5,636           5,654
                                                               ------------    ------------

Plan assets less than projected benefit obligation               (5,636)         (5,654)
   Unrecognized prior service costs                               3,124           3,408
   Unrecognized gain                                             (1,092)           (531)
   Adjustment to recognize minimum liability                       (833)           (922)
                                                               ------------    ------------
   Accrued pension cost included in other liabilities         ($  4,437)      ($  3,699)
                                                               ------------    ------------


     Prior service costs to be recognized in income in future years of $833,000 and $922,000 at December 31, 1997 and 1996,
respectively, are included in deposits and other assets in the Consolidated Balance Sheets.

     The assumptions used in computing the information above were as follows:

                                           1997          1996
                                          ------        ------
      Discount rate                        7.00%         7.25%
      Future compensation growth rate      4.50%         4.50%

10.  STOCK PLANS

     The Company has various incentive plans under which stock options or restricted shares may be granted to key employees, members of the Board of Directors and all other full and part-time employees. A total of 3,720,000 shares have been reserved for issuance as stock options or restricted shares under these plans. Restricted shares and options granted to key employees vest over a five-year period. All other options vest over a one-year period. The options are exercisable, subject to vesting, over ten years at option prices not less than 100% of the fair market value of the Company's common stock determined on the date of grant of the options. In addition, all unvested shares and options will vest upon a change in control of the Company. The Showboat Merger discussed at Note 16 would be considered a change in control of the Company.

     Unearned compensation in connection with restricted stock issued for future services is recorded on the date of grant at the fair market value of SBO's common stock and is being amortized ratably from the date of grant over the five-year vesting period as it is earned. Compensation expense of $1,066,000, $1,641,000, and $2,166,000 was recognized for the years ended December 31, 1997, 1996, and 1995, respectively. Unearned compensation has been shown as a reduction of shareholders' equity in the accompanying Consolidated Balance Sheets.

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

     As required by SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of .34%, expected volatility of 45%, risk free interest rate of 5.60%, and expected life of 5 years for the options.

     A summary of the status of the Company's fixed stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years then ended is presented below:

                                              1997        1996         1995
                                             Shares      Shares       Shares
                                            --------    --------     --------
                                                      (In thousands)
Outstanding at beginning of year             1,444       1,646        1,916
Granted                                        342         306          240
Exercised                                     (290)       (355)        (345)
Forfeited                                     (217)       (153)        (165)
                                            --------    --------     --------
Outstanding at end of year                   1,279       1,444        1,646
                                            =================================
Options exercisable at year-end                627         630          670


Weighted average fair value of options
granted during the year                      $9.47      $11.49        $6.71



                                       1997           1996            1995
                                     --------       --------        --------
                                     Weighted       Weighted        Weighted
                                       Avg.           Avg.            Avg.
                                     exercise       exercise        exercise
                                       price         price            price
                                     --------       --------        --------
Outstanding at beginning of year        $19            $17             $17
Granted                                  20             25              15
Exercised                                16             16              13
Forfeited                                21             20              19

Outstanding at end of year              $20            $19             $17


     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                Options Outstanding                     Options Exercisable
----------------------------------------------------   ------------------------
                               Weighted
                 Number         Average     Weighted     Number      Weighted
  Range of     Outstanding     Remaining     Average   Exercisable    Average
  Exercise         at         Contractual   Exercise       at        Exercise
   Price        12/31/97         Life         Price     12/31/97       Price
------------   -----------    -----------   --------   -----------   ----------
  $ 7 to 8         47,000      2.2 years       $8         47,000         $8

 $15 to 19        228,000      6.9             15        181,000         15

 $20 to 29      1,004,000      8.3             21        399,000         21
               -----------                             -----------

  $7 to 29      1,279,000      7.8            $20        627,000        $19
               ===========                             ===========

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its fixed stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock options plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statements No. 123, the Company's net income
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                   1997           1996           1995
                               ------------   ------------   ------------
                                 (Thousands except for per share data)
Net income as reported           $(18,453)       $6,003        $13,175
Pro forma                        $(19,281)       $5,468        $12,988

Basic earnings per share:
As reported                        $(1.14)        $0.37          $0.85
Pro forma                          $(1.20)        $0.34          $0.84

Diluted earnings per share:
As reported                        $(1.14)        $0.37          $0.84
Pro forma                          $(1.20)        $0.33          $0.83


     Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered. Also, the impact discussed above may not be indicative of the impact of future years.

     In 1996, the Company adopted a Stock Appreciation Rights Plan (the "Rights Plan"). The Rights Plan provides for the granting of stock appreciation rights ("Rights") to certain key employees of the Company. Holders of Rights will be entitled to receive from the Company cash in the amount equal to the excess, if any, of the market price of the common stock on the date of change in control of the Company (as defined in the Rights Plan) over the exercise price of the Rights. The Showboat Merger described at Note 16 would be considered a change in control of the Company. As of December 31, 1997, the Company had granted 640,000 stock appreciation rights to certain executive officers of the company at an exercise price of $24.58.

11.  SHAREHOLDERS' EQUITY

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

12.  SELECTED QUARTERLY DATA (UNAUDITED)

     Summarized unaudited financial data for interim periods for the years ended December 31, 1997 and 1996 are as follows:


                                     Quarter Ended                     Year Ended
                     ---------------------------------------------  ----------------
                        3/31/97   6/30/97    9/30/97   12/31/97         12/31/97
                     ----------- --------- ---------- ------------  ----------------
                                    (In thousands except per share data)
Net revenues           $104,033  $149,305   $162,399   $141,079          $556,816
Income (loss)from
   operations             8,371     7,121     20,389     (9,780)          26,101
Net income (loss)           879    (1,999)     3,512    (20,845)         (18,453)
Net income (loss)
   per share - Basic        .05     (0.12)      0.22      (1.30)           (1.14)
Net income (loss)
   per share - Diluted     $.05    $(0.12)     $0.22     $(1.30)          $(1.14)


                                     Quarter Ended                     Year Ended
                     ---------------------------------------------  ----------------
                        3/31/96   6/30/96    9/30/96   12/31/96         12/31/96
                     ----------- --------- ---------- ------------  ----------------
                                    (In thousands except per share data)

Net revenues           $102,590  $109,225   $122,242    $99,648         $433,705
Income from
   operations             8,439    10,082     16,593      7,007           42,121
Net income (loss)          (801)    1,136      4,901        767            6,003
Net income (loss)
   per share - Basic      (0.05)     0.07       0.30       0.05             0.37
Net income (loss)
   per share - Diluted   $(0.05)    $0.07      $0.30      $0.05            $0.37



All per share amounts have been recalculated in accordance with Statement 128.

13.  SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions to the allowance for doubtful accounts receivable for the years ended December 31, 1997, 1996, and 1995 follows:


        Year Ended            Balance at                                Balance at
                              beginning                                    end of
                               of year        Additions    Deductions       Year
------------------------- ------------------ ----------- -------------- -----------
                                     (In thousands)
    December 31, 1997           $2,417         $2,447        $1,781        $3,083

    December 31, 1996           $2,681         $1,557        $1,821        $2,417

    December 31, 1995           $2,400         $1,605        $1,324        $2,681

                              -90-

14.  COMMITMENTS AND CONTINGENCIES

     On March 28, 1996, the Company's 55% owned subsidiaries, Showboat Marina Casino Partnership ("SMCP") and Showboat Marina Finance Corporation ("SMFC"), sold the East Chicago Notes to support the development of the East Chicago Showboat. Additionally, the Company contributed $40.7 million to SMCP through Intermediary Partnerships. The Company is eligible to receive a 12% preferred return on its $40.7 million investment, however, the payment of this return is subject to restrictions under the East Chicago Note Indenture. In addition to its $40.7 million investment, subject to certain qualifications and exceptions, the Company entered into a standby equity commitment with SMCP, pursuant to which it will cause to be made up to an aggregate of $30.0 million in additional capital contributions to SMCP if, during the first three full four fiscal quarters following the commencement of operations at the East Chicago Showboat, the project's combined cash flow (as defined) is less than $35.0 million for any one such full four quarter period. However, in no event will the Company be required to cause to be contributed to SMCP more than $15.0 million in respect of any such full four quarter period. The Company anticipates that the Combined Cash Flow of the East Chicago Showboat for the first full four quarters of operation will not achieve the $35.0 million threshold and that the Company will be required to contribute approximately $15.0 million under the standby equity commitment. As of March 12, 1998 the Company has contributed $1.0 million to the East Chicago Showboat as part of this standby equity commitment. There can be no assurance that the Combined Cash Flow for any future Operating Year will exceed $35.0 million and that the Company will not be required to make additional contributions to the East Chicago Showboat in accordance with the standby equity commitment.

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

     On November 3, 1997, SMCP amended its agreement with Riverboat Services, Inc. ("RSI") whereby RSI will operate and maintain the riverboat. RSI will be reimbursed for all expenses and will receive a management fee of $60,000 per month. The initial term of the agreement is five years commencing January 1997, with two renewal periods of five years each at the option of RSI.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

15.  SUBSEQUENT EVENT

     On January 28,1998, a special purpose subsidiary of the Company borrowed $100.0 million from Column Financial, Inc. to acquire 10 1/2 leased acres of real property ("the Atlantic City Property") located at 801 Boardwalk, Atlantic City, New Jersey and the lease pursuant to which the Atlantic City Property was leased to Atlantic City Showboat, Inc.("ACSI") from Sun International, Inc. for a total purchase price of $110.0 million. The loan will mature on February 1, 2028. Interest accrues on the loan at an interest rate of 7.09% until February 1, 2008, at which time, unless paid off as of such date, the loan will accrue a second tranche of interest at a rate equal to the lesser of (i) the positive excess (if any) of (A) the 20 year Treasury Rate plus 2.0% per annum over (B) 7.09%, and (ii) 5.0% per annum. The loan is secured by the Atlantic City Property.

16.  SHOWBOAT MERGER

     On December 18, 1997, the Company entered an Agreement and Plan of Merger (the "Showboat Merger Agreement") with Harrah's Entertainment, Inc., a Delaware corporation ("Harrah's"), and HEI Acquisition Corp., a Nevada corporation and wholly owned subsidiary of Harrah's ("Harrah's Sub"), whereby the Company would merge into Harrah's Sub and consequently become a wholly owned subsidiary of Harrah's (the "Showboat Merger" ). The Company will hold a special meeting of shareholders on April 23, 1998 for the Company's shareholders to consider the Showboat
Merger.    If  the  Showboat  Merger  is  approved  by   Showboat
Shareholders, and other conditions to the Showboat Merger are satisfied or waived, articles of merger will be filed with the Nevada Secretary of State and the Company's shareholders will become entitled to receive $30.75 in cash per share of common stock of the Company held (the day of the filing of the articles of merger is hereafter referred to as the "Closing Date"). In the event the Company's shareholders approve the merger, the Company expects to complete the merger by the end of the second quarter of 1998.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                            PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following information is furnished with respect to each member of the Board of Directors, each of whom, unless otherwise indicated, has served as a director continuously since the year shown opposite his or her name. Similar information is presented for the executive officers who are not directors. There are no family relationships between or among any of the Company's directors or executive officers, except J.K. Houssels and Jeanne
S.  Stewart formerly were married and are the parents of J.  Kell
Houssels, III.

IDENTIFICATION OF DIRECTORS


                                                 DIRECTOR
NAME AND POSITION WITH THE COMPANY<F1>    AGE     SINCE              BACKGROUND INFORMATION<F1>
-------------------------------------------------------------------------------------------------------
J.K. HOUSSELS                             75       1960         Until  May  1994, President  and  Chief
  Chairman of the  Board of the                                 Executive Officer of the Company; since
  Company,  Showboat  Operating                                 November  1974, Vice  Chairman  of  the
  Company  and  Ocean Showboat,                                 Board of Directors of Union Plaza Hotel
  Inc.; Director of the Company                                 and Casino, Inc., Las Vegas, Nevada.
  and all subsidiaries.

WILLIAM C. RICHARDSON                     71       1972         Independent  financial  consultant, Los
  Director of  the  Company and                                 Angeles,  California;   since   January
  Ocean Showboat, Inc.                                          1986, arbitrator  and  mediator for the
                                                                American  Arbitration  Association  and
                                                                self regulatory organizations.

JOHN D. GAUGHAN                           77       1978         Since  November  1974, Chairman  of the
  Director of the  Company  and                                 Board  and  President  of  Exber, Inc.,
  all subsidiaries.                                             doing business as the El  Cortez  Hotel
                                                                and the Western  Hotel and  Casino, Las
                                                                Vegas, Nevada; since  1986, Chairman of
                                                                the Board  of  Union  Plaza  Hotel  and
                                                                Casino, Inc., Las Vegas, Nevada.<F2>

JEANNE S. STEWART                         75       1979         Retired attorney, Las Vegas, Nevada.
  Director  of  the Company and
  Ocean Showboat, Inc.

FRANK A. MODICA                           70       1980         Until  May  1995, Chairman of the Board
  Director of the Company and                                   of  Atlantic City Showboat, Inc.; until
  all subsidiaries.                                             February 1995, Executive Vice President
                                                                and  Chief  Operating  Officer  of  the
                                                                Company  and   President    and   Chief
                                                                Executive Officer of Showboat Operating
                                                                Company;  since  January 1995  Director
                                                                Emeritus of First  Security  Bank,  Las
                                                                Vegas,  Nevada;  until   December  1994
                                                                Director   of   First   Security  Bank;
                                                                Director  of  the  Professional Bowlers
                                                                Association   since   June   1996;  and
                                                                Director  Monarch Casino & Resort, Inc.
                                                                since April 1997.

H. GREGORY NASKY                          55       1983         From  October  1993  to  February 1995,
  Executive   Vice  President                                   Managing Director  and Chief  Executive
  of the Company and Showboat                                   Officer   of   Showboat  Australia  Pty
  Operating  Company;  Presi-                                   Limited;  from  March  1994 to February
  dent  and  Chief  Executive                                   1995,   Chief  Executive   Officer  and
  Officer     of     Showboat                                   Managing  Director  of  Sydney  Harbour
  Development        Company;                                   Casino; since  March 1994,  of  counsel
  Secretary  and  Director of                                   to the law firm Kummer  Kaempfer Bonner
  the   Company    and    all                                   & Renshaw, Las  Vegas,  Nevada, outside
  subsidiaries.                                                 legal  counsel  to  the  Company; until
                                                                February  1994,  member of the law firm
                                                                of  Vargas &  Bartlett, Las Vegas   and
                                                                Reno,  Nevada, previous general counsel
                                                                to the Company.

J. KELL HOUSSELS, III                     48       1983         From  May  1993  to May 1995, President
  President     and     Chief                                   and Chief Executive Officer of Showboat
  Executive  Officer  of  the                                   Development  Company; from  May 1993 to
  Company      and      Ocean                                   June  1994,   President    and    Chief
  Showboat,    Inc.;     Vice                                   Executive   Officer  of  Atlantic  City
  Chairman     of    Showboat                                   Showboat, Inc.; from  January  1990  to
  Operating          Company;                                   May   1994,   Vice  President   of  the
  Director  of Showboat, Inc.                                   Company;  from  November  1990   to May
  and    all    subsidiaries;                                   1995,  Executive   Vice   President  of
  Chairman  of  the  Board of                                   Ocean   Showboat,   Inc.; from  January
  Atlantic   City   Showboat,                                   1990 to May 1993, President  and  Chief
  Inc., Showboat  Development                                   Operating   Officer  of  Atlantic  City
  Company    and     Showboat                                   Showboat, Inc.
  Marina              Finance
  Corporation;<F3>   Chairman
  of the Executive  Committee
  of      Showboat     Marina
  Partnership.<F3>

GEORGE A. ZETTLER                         70       1986         Since   February  1994,   President  of
  Director of the Company and                                   Zimex,   Redondo   Beach,   California;
  Ocean Showboat, Inc.                                          until  January  1994,  President  World
                                                                Trade   Services  Group,   Long  Beach,
                                                                California.

CAROLYN M. SPARKS                         56       1991         Co-owner  of   International  Insurance
  Director  of   the  Company                                   Services,  Las  Vegas,  Nevada;   since
  and Ocean Showboat, Inc.                                      1988,   Director   of   Southwest   Gas
                                                                Corporation; from  1988  to  July 1996,
                                                                Director  of  PriMerit   Bank - Federal
                                                                Savings Bank, Las Vegas, Nevada;   from
                                                                1984   to   December    1996,   Regent,
                                                                University and Community College System
                                                                of Nevada.

<F1>Positions  held  with  the Company  and  any  other  business experience since 1993 and other directorships in companies with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended ("Exchange Act") or subject to the requirements of Section 15(d) of the Exchange Act and in companies registered under the Investment Company Act of 1940.
<F2>Mr.  Gaughan also owns the Nevada Hotel and Casino, the  Gold
Spike Inn and Casino, and a controlling interest in the Las Vegas Club Hotel & Casino, each of which is located in Las Vegas, Nevada.
<F3>Showboat  Marina  Casino  Partnership  and  Showboat   Marina
Finance Corporation, each an affiliate of the Company, have a class of securities registered under Section 12 of the Exchange Act.

NON-DIRECTOR EXECUTIVE OFFICERS

     R. Craig Bird, 51, has been the Chief Financial Officer of the Company since January 1996; the Executive Vice President, Strategic Financing/Investor Relations of the Company and Showboat Operating Company since November 1997; Chief Financial Officer of Showboat Operating Company since May 1996; Executive Vice President-Finance and Administration and Chief Financial Officer of Showboat Development Company since October 1993; Vice President-Financial Administration of Ocean Showboat, Inc. since May 1996. Mr. Bird was the Executive Vice President-Finance and Administration of the Company from June 1994 to November 1997; the Executive Vice President-Finance and Administration and Treasurer of Showboat Operating Company from May 1996 until November 1997; Vice President-Financial Administration of Atlantic City Showboat, Inc. from March 1990 to October 1993. He serves at the pleasure of the respective board of directors.

     Mark J. Miller, 41, has been the Executive Vice President Financial Administration of the Company and Showboat Operating Company since November 1997; Vice President-Finance of Ocean Showboat, Inc. since April 1988; Vice President-Finance and Chief Financial Officer of Ocean Showboat, Inc. since April 1991. Mr. Miller has also been a member of the Executive Committee of Showboat Marina Casino Partnership(1) and a Director and the Treasurer of Showboat Marina Finance Corporation(1) since March 1996. Mr. Miller previously served as the Executive Vice President-Operations of the Company from June 1995 until November 1997 and as the Executive Vice President-Operations of Showboat Operating Company from May 1996 to November 1997. From July 1994 to June 1995, Mr. Miller served as President and Chief Executive Officer of Atlantic City Showboat, Inc. From October 1993 to July 1994, Mr. Miller served as Executive Vice President and Chief Operating Officer of Atlantic City Showboat, Inc. and he was Vice President-Finance and Chief Financial Officer of Atlantic City Showboat, Inc.

from December 1988 to October 1993. He serves at the pleasure of the respective boards of directors.

     Paul S. Harris, 62, has been Executive Vice President-Human Resources of the Company since May 1995 and Executive Vice President-Human Resources of Showboat Operating Company since May 1996. Mr. Harris previously served as Senior Vice President-Human Resources of the Company from June 1994 to May 1995 and as Vice President-Organization and Development of Atlantic City Showboat, Inc. from July 1988 to June 1994. He serves at the pleasure of the respective boards of directors.

     Herbert R. Wolfe, 57, has been President and Chief Executive Officer of Atlantic City Showboat, Inc. since June 1995; Executive Vice President and Chief Operating Officer of Atlantic City Showboat, Inc. from July 1994 to May 1995; Senior Vice President of Marketing of Atlantic City Showboat, Inc. from April 1991 to July 1994. He serves at the pleasure of the board of directors of Atlantic City Showboat, Inc.

     J. Keith Wallace, 56, has been President and Chief Executive Officer of Showboat Operating Company since February 1998. Mr. Wallace previously served as President and Chief Executive Officer of Showboat Marina Casino Partnership(1) from March 1996 until February 1998, and Showboat Indiana, Inc. from January 1996 until February 1998. Mr. Wallace served as a Member of the Executive Committee of Showboat Marina Casino Partnership and a Director of Showboat Marina Finance Corporation(1)from March 1996 until February 1998. From February 1995 to January 1996, Mr. Wallace was the President and Chief Executive Officer of Showboat Operating Company. From May 1993 to February 1995, he was the President and Chief Executive Officer of Lake Pontchartrain Showboat, Inc. and Showboat Louisiana, Inc. From June 1993 to February 1995, Mr. Wallace served as Executive Vice President and Chief Operating Officer of Showboat Louisiana, Inc. and Lake Pontchartrain Showboat, Inc., respectively. From August 1990 to April 1993, Mr. Wallace was the Vice President and General Manager of Showboat Operating Company. He serves at the pleasure of the respective boards of directors.

     Carlton L. Geer, 44, has been President and Chief Executive Officer of Showboat Marina Casino Partnership(1) and Showboat Indiana, Inc., Member of the Executive Committee of Showboat Marina Casino Partnership and Director of Showboat Marina Finance Corporation(1) since February 1998. Mr. Geer previously served as President and Chief Executive Officer of Showboat Operating Company from August 1996 until February 1998. From December 1983 to April 1996, Mr. Geer held various positions with Peppermill Hotel Casino, Reno, Nevada, including General Manager from June 1993 to April 1996 and Executive Vice President of Hospitality Operations from September 1989 to June 1993. He serves at the pleasure of the respective board of directors.

      Mark  A.  Clayton, 32, has been Vice President and  General
Counsel of the Company and Assistant Secretary of the Company and its subsidiaries since July 1995 and the Assistant

Secretary of Showboat Marina Finance Corporation(1) since March 1996. Since June 1996, Mr. Clayton has served as a member of the Silicon Gaming, Inc. Compliance Committee. Mr. Clayton served as Chief of Corporate Securities Division of the Nevada State Gaming Control Board from October 1993 to June 1995; and as Deputy Chief from May 1993 to October 1993. From October 1990 to April 1993, Mr. Clayton was an associate of the law firm of Vargas & Bartlett, the previous general counsel to the Company. He serves at the pleasure of the respective boards of directors.

     M. Brad Straub, 43, has been Vice President-Finance and Treasurer of the Company since May 1996; Treasurer of Showboat Development Company since May 1997. Mr. Straub served as Vice President-Finance of Showboat Development and Management Services Division for Showboat Operating Company since November 1993. Mr. Straub previously served as Director of Financial Administration of the Atlantic City Showboat from April 1993 to November 1993. From May 1989 to April 1993, Mr. Straub served as Director of Internal Audit of the Atlantic City Showboat. He serves at the pleasure of the respective boards of directors.

     Randy L. Taylor, 35, has been Vice President-Taxation, Assistant Treasurer and Internal Revenue Service Representative of the Company since May 1996. Mr. Taylor served as Director of Corporate Taxation of the Company from October 1994 to April 1996. From July 1984 to September 1994, Mr. Taylor held various positions with KPMG Peat Marwick LLP, the Company's independent public accountant, including Senior Tax Manager from July 1991 to September 1994. He serves at the pleasure of the respective boards of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of the Common Stock, to file with the United States Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock. Directors, executive officers and greater than ten percent shareholders are required by United States Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements were complied with.

ITEM 11.   EXECUTIVE COMPENSATION.

     The  following  tables  set forth compensation  received  by
J.   Kell  Houssels,  III,  the  Company's  President  and  Chief
Executive Officer, and the four other highest paid executive

(1) Showboat  Marina  Casino  Partnership  and   Showboat  Marina
    Finance Corporation, each an affiliate of the Company, have a class of securities registered pursuant to Section 12 of the Exchange Act.

officers of the Company during the last fiscal year, for each year of the three-year period ended December 31, 1997 for services rendered in all capacities to the Company and its subsidiaries:


SUMMARY COMPENSATION TABLE
                                                                                  LONG-TERM COMPENSATION
                                                                       -----------------------------------------
                                                                                  AWARDS             PAYOUTS<F1>
                                                                       ---------------------------- ------------
                                                          OTHER ANNUAL RESTRICTED   SECURITIES      LONG-TERM     ALL OTHER
                                      ANNUAL COMPENSATION COMPENSATION   STOCK      UNDERLYING      INCENTIVE  COMPENSATION<F3>
NAME AND PRINCIPAL POSITION      YEAR SALARY($) BONUS ($)     ($)       AWARDS($) OPTIONS/SARS<F2>  PAYOUTS($)      ($)
---------------------------      ---- --------- --------- ------------ ---------- ----------------  ---------- ----------------
J. Kell Houssels, III            1997  397,917   209,585       0            0              0/0      39,500<F4>    951,329<F5>
  President and Chief Executive  1996  350,000   160,449       0            0        0/113,446      49,000<F4>     21,160
  Officer                        1995  327,640   239,891       0            0              0/0      30,000<F4>     20,860

J.K. Houssels                    1997  200,000   104,793       0            0              0/0      39,500<F4>    722,236<F6>
  Chairman of the Board          1996  200,000    95,081       0            0         0/74,439      49,000<F4>     20,121
                                 1995  200,000   146,940       0            0              0/0      30,000<F4>     31,112

H. Gregory Nasky                 1997  349,750    94,471       0            0              0/0      29,625<F7>    704,918<F8>
  Executive Vice President       1996  325,000    92,564       0            0         0/73,315      36,750<F7>     21,657
                                 1995  325,000   174,875       0            0              0/0      22,500<F7>     24,575

Herbert R. Wolfe                 1997  275,185   258,885       0            0              0/0      29,625<F7>     25,910<F9>
  President and Chief Executive  1996  263,035   199,086       0            0         0/79,205      36,750<F7>     23,341
  Officer of Atlantic City       1995  244,536   224,712       0            0         20,000/0      22,500<F7>     16,077
  Showboat, Inc.

R. Craig Bird                    1997  253,500    94,471       0            0              0/0      29,625<F7>    349,410<F10>
  Executive Vice President-      1996  242,333    91,156       0            0         0/69,240      36,750<F7>      6,841
  Strategic Financing/Investor   1995  229,169   178,661       0            0              0/0      22,500<F7>     11,374
  Relations and Chief Financial
  Officer

Mark J. Miller                   1997  261,000    94,471       0            0              0/0      29,625<F7>    340,670<F11>
  Executive Vice President-      1996  254,000    87,376       0            0         0/71,952      36,750<F7>     11,786
  Financial Administration       1995  239,155   177,580       0            0              0/0      22,500<F7>     11,981

<F1>Amounts represented in this column were received by the
named individuals  under the Company's 1994 Executive  Long
Term Incentive Plan ("1994  Plan").  The restricted  shares
granted  under the 1994 Plan vest over a five-year  period,
with  the  last  of the restricted shares of  Common  Stock
vesting  in March 1999; provided, however, that vesting  on
all  such restricted shares will accelerate to the date  of
any change in control of the Company.
<F2>Amounts represented in this column equal the  number of
shares of  Common  Stock  underlying the stock options  and
stock  appreciation rights granted to the named individuals
under the 1994  Plan and the Showboat,  Inc.   1996   Stock
Appreciation Rights Plan, respectively.
<F3>On December 31, 1997 the Company made payment of a one-
time special bonus to certain officers and employees of the
Company  who were instrumental in (a) obtaining the license
for Sydney Harbour Casino and Star City, (b) overseeing the
development  and  operations of Sydney Harbour  Casino  and
Star  City, and (c) successfully opening the Sydney Harbour
Casino and Star City.  Sydney Harbour Casino and Star  City
were  built  by  SHCH,  of which the  Company  is  a  24.6%
shareholder, and is managed by Subsidiaries of the Company.
The  special  bonus  (the  "Sydney  Bonus")  was  paid   in
recognition of (i) the aforementioned roles played  by  the
individual recipients of the Sydney Bonus and (ii) the fact
that  the recipient had foregone portions of prior  Bonuses
that  would have otherwise been payable to them while  Star
City was being constructed.
<F4>This amount  represents  the  vesting  of  2,000 shares
under the 1994 Plan in the identified year.
<F5>Of this amount, $7,448 represents excess coverage  life
insurance   and   medical  reimbursement   costs;   $43,640
represents  the  Company's contribution  to  Mr.  Houssels,
III's  401(k)  and  Restoration Plan account  and  $900,241
represents the Sydney Bonus.
<F6>Of this amount, $30,754 represents excess coverage life
insurance   and   medical   reimbursement   costs;   $4,551
represents  the  Company's contribution  to  Mr.  Houssel's
401(k); and $686,931 represents the Sydney Bonus.
<F7>This  amount  represents  the  vesting  of 1,500 shares
under the 1994 Plan in the identified year.
<F8>Of this amount, $11,955 represents excess coverage life
insurance   and   medical  reimbursement   costs;   $33,118
represents the Company's contribution to Mr. Nasky's 401(k)
and  Restoration Plan account and $659,845  represents  the
Sydney Bonus.
<F9>Of this amount, $11,503 represents excess coverage life
insurance and $14,407 represents the Company's contribution
to Mr. Wolfe's 401(k) and Restoration Plan account.
<F10>Of this amount, $8,937 represents excess coverage life
insurance   and   medical  reimbursement   costs;   $19,997
represents the Company's contribution to Mr. Bird's  401(k)
and  Restoration Plan account; and $320,476 represents  the
Sydney Bonus.
<F11>Of this amount, $7,961 represents excess coverage life
insurance   and   medical  reimbursement   costs;   $19,967
represents  the  Company's  contribution  to  Mr.  Miller's
401(k)   and   Restoration  Plan  account;   and   $312,742
represents the Sydney Bonus.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                         NUMBER OF SECURITIES
                                                        UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED IN-THE-
                                                           OPTIONS/SARS AT                  MONEY OPTIONS/SARS AT
                                                         DECEMBER 31, 1997 (#)              DECEMBER 31, 1997 ($)
                                                     ----------------------------    -----------------------------------
                            SHARES
                         ACQUIRED ON     VALUE
NAME                     EXERCISE (#)  REALIZED ($)  EXERCISABLE    UNEXERCISABLE    EXERCISABLE       UNEXERCISABLE<F1>
------------------------------------------------------------------------------------------------------------------------
J. Kell Houssels, III       56,000       909,193          0/0     16,000/113,446         0/0           146,000/543,974
J.K. Houssels               44,000       649,437          0/0      16,000/74,439         0/0           146,000/356,935
H. Gregory Nasky            27,000       339,063          0/0      12,000/73,315         0/0           109,500/351,545
R. Craig Bird               28,000       378,931          0/0      12,000/69,240         0/0           109,500/332,006
Mark J. Miller              28,000       378,250          0/0      12,000/71,952         0/0           109,500/345,009
Herbert R. Wolfe            10,000       123,262          0/0      12,000/79,205         0/0           132,500/379,788
------------------------------------------------------------------------------------------------------------------------

<F1> Based on the CLOSING BID PRICE of the Company's Common
Stock  of $29 3/8 per share on December 31, 1997, the  last
trading  day in 1997, minus the exercise price of  "in-the-
money" options and stock appreciation rights, respectively.
Based  on the Showboat Merger consideration, $30.75,  minus
the  exercise  price of the options and stock  appreciation
rights,  the  value  of  unexercisable  options  and  stock
appreciation  rights  for  J.  Kell  Houssels,  III,   J.K.
Houssels,  H. Gregory Nasky, R. Craig Bird, Mark J.  Miller
and   Herbert   R.   Wolfe   would  be   $168,000/$699,962,
$168,000/$459,289,   $126,000/$452,354,  $126,000/$427,211,
$126,000/$443,944 and $149,000/$488,695, respectively.

PENSION PLAN TABLE

     The Company maintains the Supplemental Executive Retirement Plan (the "SERP"), a nonqualified plan for highly compensated employees whose retirement benefits are restricted by limitations of the Internal Revenue Code of 1986, as amended (the "Code") concerning qualified plans such as the 401(k) Plan. In general, a participant will receive a retirement benefit under the SERP equal to a percentage of his final average pay times such participant's years of service up to 15 years, less any benefits payable to such participant under the federal Social Security Act, the 401(k) Plan, or under any stock plan of the Company, with final average compensation being the average of such participant's annual compensation (base salary plus bonus) for his last three consecutive years of service. A participant becomes vested in his benefits under the SERP upon the participant's 65th birthday or upon the participant's completion of 10 years of service if the participant is at least 55 years of age.

     The following table shows, as of December 31, 1997, the approximate annual retirement benefits under the SERP to eligible employees in specified compensation and years of service categories, assuming retirement occurs at age 65 and that benefits are payable only during the employee's lifetime. The estimated retirement benefits provided in the table have not been reduced by the amount of benefits payable to an individual participant under the federal Social Security Act, the 401(k) Plan, or any stock plan of the Company.


       3-YEARS FINAL                             ESTIMATED ANNUAL BENEFIT ($)
     AVERAGE COMPENSATION                         YEARS OF SERVICE AT AGE 65
__________________________        _______________________________________________________________
                                     10         15         20         25         30         35
                                  ________   ________   ________   ________   ________   ________
125,000......................       41,667     62,500     62,500     62,500     62,500     62,500
150,000......................       50,000     75,000     75,000     75,000     75,000     75,000
175,000......................       58,333     87,500     87,500     87,500     87,500     87,500
200,000......................       66,667    100,000    100,000    100,000    100,000    100,000
225,000......................       75,000    112,500    112,500    112,500    112,500    112,500
250,000......................       83,333    125,000    125,000    125,000    125,000    125,000
300,000......................      100,000    150,000    150,000    150,000    150,000    150,000
400,000......................      133,333    200,000    200,000    200,000    200,000    200,000
450,000......................      150,000    225,000    225,000    225,000    225,000    225,000
500,000......................      166,667    250,000    250,000    250,000    250,000    250,000


       The years of service for certain employees as of December 31, 1997, are as follows: Mr. Houssels III, 12 years; Mr. Houssels, 45 years, Mr. Nasky, 4 years; Mr. Wolfe, 10 years, Mr. Bird, 12 years; Mr. Miller, 12 years. No benefits have vested under the SERP with respect to any of the five named executive officers.

      Upon the consummation of the Showboat Merger, it is anticipated that the SERP would be terminated and only the participants  who  are  receiving benefits  or  are  eligible  to receive  benefits  upon their retirement,  will  continue  to  be entitled to such benefits. In addition, the Showboat Merger Agreement requires the surviving corporation to provide retirement benefits to one executive officer who is expected to be eligible for retirement benefits under the SERP on or about September 1, 1998.

SEVERANCE AGREEMENTS

      The Company has severance agreements (collectively, the "Severance Agreements") with several of its executive officers (individually an "Employee" and collectively the "Employees"). The Severance Agreements are with, among others, J.K. Houssels, Chairman of the Board of the Company; J. Kell Houssels, III, President and Chief Executive Officer of the Company; H. Gregory Nasky, Executive Vice President of the Company; R. Craig Bird, Executive Vice President, Strategic Financing/Investor Relations and Chief Financial Officer of the Company; Paul S. Harris, Executive Vice President-Human Resources of the Company; Mark J. Miller, Executive Vice President, Financial Administration of the Company; and Herbert R. Wolfe, President and Chief Executive Officer of Atlantic City Showboat, Inc. The Severance Agreements are renewed, unless terminated, on an annual basis. The
Severance  Agreements  provide  for  severance  benefits  if  the
Employee is terminated by the Company or any subsidiary of the Company (other than for cause or by reason of the Employee's retirement, death or disability) or by the Employee for Good Reason (as defined in the Severance Agreements) within 24 months after a Change in Control (as defined in the Severance

Agreements) or by the Employee for any reason other than Good Reason within one year after a Change in Control or, in the case of Mr. Houssels or Mr. Houssels, III, if either of their employments are terminated for any reason, except death, within 12 months after a Change in Control. The approval by the Company's stockholders of the Showboat Merger would constitute a Change of Control. Each Severance Agreement provides that, in the event of a Potential Change in Control (as defined in the Severance Agreements), the Employee will not voluntarily resign, subject to certain conditions, for at least six months after the occurrence of such Potential Change in Control (or, if earlier, the date of the Change in Control). The signing of the Showboat Merger Agreement constituted a Potential Change of Control.

     The Severance Agreements provide for: (i) a lump-sum payment equal to 200% of the Employee's annual salary if his employment was terminated by the Company or any subsidiary of the Company (other than for cause or by reason of the Employee's retirement, death or disability) or by the Employee for Good Reason or 100% of the Employee's annual salary if his employment was terminated by the Employee for any reason other than Good Reason (or, in the case of Mr. Houssels or Mr. Houssels, III, 300% of his annual salary in the case of termination for any reason except death), plus 200% of the average bonuses awarded to the Employee for the three fiscal years preceding the Employee's termination if his employment was terminated by the Company or any subsidiary of the Company (other than for cause or by reason of the Employee's retirement, death or disability) or by the Employee for Good Reason or 100% of the average bonuses awarded to the Employee for the three fiscal years preceding his termination if his employment was terminated by the Employee for any reason other than Good Reason (or, in the case of Mr. Houssels or Mr. Houssels, III, 300% of his average bonus for the three fiscal years preceding his termination in the case of termination for any reason except death), (ii) the reimbursement of legal fees and expenses incurred by the Employee in seeking to enforce the Employee's rights under the Severance Agreement and (iii) continuation of the benefit of life, disability, accident and health insurance benefits, substantially similar to those which the Employee is receiving immediately prior to termination, for the duration of the Severance Period (as defined in the Severance Agreements). In addition, in the event that payments to the Employee pursuant to the Employee's Severance Agreement would subject such Employee to an excise tax under the Code, the Employee may reduce his severance benefits to an amount below the amount which would require the Employee to pay such tax.

     The Severance Agreements also provide that the Employee will receive additional service credit of up to two years under the SERP (as defined below) upon termination of employment following a change in control.

      Based   on  the  compensation  levels  as  of  December 31,
1997,  assuming   a   Change   in   Control   of   the   Company
and  a  subsequent  termination   within  12   months   for  any
reason  except   death,  J.K.  Houssels  and J.  Kell  Houssels,
III   would    be   entitled   to   receive   a   maximum  lump-
sum  payment of $931,542 and $1,809,852 respectively, under their

Severance Agreements.

      Based  on  compensation levels as  of  December  31,  1997, assuming a Change in Control of the Company and a subsequent termination by the Company (other than for cause or by reason of the Employee's retirement, death or disability) or by the Employee for Good Reason within 24 months, the following Employees would be entitled to receive maximum lump-sum payments, under the Severance Agreements in the following amounts: H. Gregory Nasky $990,146, R. Craig Bird $767,876, Mark J. Miller $783,216 and Herbert R. Wolfe $968,184.

      Based on compensation levels as of December 31, 1997, assuming a Change in Control of the Company and a subsequent termination by the Employee for any reason other than Good Reason within one year, the following Employees would be entitled to receive maximum lump-sum payments under the Severance Agreements in the following amounts: H. Gregory Nasky $495,073, R. Craig Bird $383,938, Mark J. Miller $391,608 and Herbert R. Wolfe $484,092.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's executive compensation is generally determined by the Board of Directors upon the recommendation of the Compensation Committee. No member of the Compensation Committee in 1997 was an officer of the Company. Throughout 1997, the
Compensation   Committee  consisted   of   Mr.   Richardson   and
Mr. Zettler.

             COMPENSATION OF NON-EMPLOYEE DIRECTORS

REMUNERATION OF NON-EMPLOYEE DIRECTORS

      For 1997, each non-employee director received a retainer of $4,000 per quarter plus attendance fees of $3,500 per scheduled meeting attended and $850 for a special meeting attended. Such fees are paid by the Company and Ocean Showboat, Inc., as applicable. In addition, non-employee members of each committee are paid $850 for each committee meeting attended. Only non-employee directors receive the retainer or attendance fees. Reasonable out-of-pocket expenses incurred in attending scheduled meetings are reimbursed as to all directors.

      The Company has agreed to continue to pay director fees to each of its non-employee directors (at an annual rate of $50,000) for the longer of the remainder of 1998 or six months following the effective time of the Showboat Merger. Each of the non-employee directors will be offered health insurance, in substantially the form currently provided, for a period of up to five years after the effective time of the Showboat Merger.

1989 DIRECTORS' STOCK OPTION PLAN

      The Company maintains a director stock option plan entitled the 1989 Directors' Stock Option Plan ("Option Plan"). The Option Plan is designed to encourage non-employee directors to take a long-term view of the affairs of the Company; to attract and retain new superior non-employee directors; and to aid in compensating non-employee directors for their services to the Company. The Company's non-employee directors are William C. Richardson, John D. Gaughan, Jeanne S. Stewart, Frank A. Modica, George A. Zettler and Carolyn M. Sparks.

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

      The administration of the Option Plan is carried out by a committee ("Committee") consisting of not less than two non-employee directors of the Company selected by and serving at the pleasure of the Company's Board of Directors. The Committee, unless permitted by holders of the majority of outstanding Common Stock, shall not have any discretion to determine or vary any matters which are fixed under the terms of the Option Plan. Fixed matters include, but are not limited to, which non-employee directors shall receive awards, the number of shares of the Common Stock subject to each option award, the exercise price of any option, and the means of acceptable payment for the exercise of the option. The Committee shall have the authority to otherwise interpret the Option Plan and make all determinations necessary or advisable for its administration. All decisions of the Committee are subject to approval of the Company's Board of Directors. Current members of the Committee are Mr. Richardson and Mr. Zettler.

      Under the terms of the Option Plan, each option shall be exercisable in full one year after the date of grant. Unless special circumstances exist, each option shall expire on the later of the tenth anniversary of the date of its grant or two years after the non-employee director retires. Each non-employee director initially receives a one-time option to purchase 5,000 shares of Common Stock following his or her election to the Board of Directors or for those employee directors who became non-employee directors upon retirement as an employee such one-time option will be received at the next special or annual meeting, even if the non-employee director is not then a candidate to re-election to the Board of Directors. Thereafter, each non-
employee director receives a grant to purchase 1,000 shares of Common Stock each year, until the shares reserved for the Option Plan are exhausted or until the Option Plan otherwise expires.

      The option exercise price is the greater of $7 5/8 or the fair market value, as defined under the Option Plan, of the Common Stock on the date such options are granted. The per share exercise price of options granted during 1997 pursuant to the Option Plan was $20 1/2.

      As of December 31, 1997, options representing 93,000 shares of Common Stock have been granted to the current six non-employee directors and two former non-employee directors and a director who has since become an employee. As of December 31, 1997, 34,000 options had been exercised under the Option Plan. Of the outstanding options remaining, options representing 53,000 shares of Common Stock are currently exercisable. The balance may not be exercised until May 29, 1998.

EXECUTIVE MEDICAL REIMBURSEMENT PLAN

      The Company maintains a supplemental executive medical reimbursement plan entitled the Executive Medical Reimbursement Plan ("Reimbursement Plan"). The Reimbursement Plan provides directors, employee and non-employee, up to $5,000 in additional taxable health benefits for medical expenses not otherwise covered under the Company's regular health plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

      The following table sets forth the number of shares of Common Stock of the Company and the number of shares of Common Stock of the Company subject to options beneficially owned by the Company's directors and those executive officers named in the Summary Compensation Table, by all directors and executive officers as a group, and by persons beneficially owning more than 5% of the outstanding Common Stock at the close of business on March 17, 1998. The address for all directors and executive officers of the Company is: Showboat, Inc., 2800 Fremont Street, Las Vegas, Nevada 89104. Security ownership was verified with filings with the Securities and Exchange Commission received by the Company, and according to individual verification as of March 17, 1998, which the Company solicited and received from certain beneficial owners listed in the following table:



Name                          Amount and Nature of Beneficial Ownership
______________________________________________________________________________________________________________________________
                                       Number of Shares
                                       Beneficially Owned            Number of Shares            Total Number
                                        Excluding Shares             Subject to Options           of Shares
                                       Subject to Options<F1>       Beneficially Owned<F2>     Beneficially Owned      Percent
                                       _______________________________________________________________________________________
J.K. Houssels<F3, F5>                      1,137,087<F4>                  16,000                   1,153,087             7.0
William C. Richardson                          6,000                      13,000                      19,000             *
John D. Gaughan<F5>                          174,824<F6>                  13,000                     187,824             1.1
Jeanne S. Stewart<F5>                        376,686                      13,000                     389,686             2.4
Frank A. Modica                                    0                       7,000                       7,000             *
H. Gregory Nasky                              15,827<F7>                  12,000                      27,827             *
J. Kell Houssels, III<F5>                    131,717<F8>                  16,000                     147,717             *
George A. Zettler                              3,405                       7,000                      10,405             *
Carolyn M. Sparks<F5>                        217,206<F9>                   6,000                     223,206             1.4
Herbert R. Wolfe<F10>                          4,550                      12,000                      16,550             *
R. Craig Bird<F11>                            16,350                      12,000                      28,350
Mark J. Miller<F12>                           12,700                      12,000                      24,700
All directors and executive
 officers as a group
 (19 persons)                              2,142,052                     289,000                   2,431,052            14.5
Bankers Trust New York
 Corporation                               1,109,870<F13>                      0                   1,109,870             6.7
 FMR Corp.                                 1,160,000<F14>                      0                   1,160,000             7.0


____________________

*Beneficial ownership does not exceed 1% of the outstanding
Common Stock.
<F1>Unless otherwise specifically stated herein, each person has sole voting power and sole investment power as to the identified Common Stock ownership.
<F2>Shares subject to will all become exercisable under the
Showboat Merger Agreement.
<F3>Mr. Houssels may be deemed to be a control person.
Mr. Houssels is the Chairman of the Board of the Company.
<F4>Mr. Houssels' shareholdings include 11,450 shares held in his individual retirement account and 1,119,637 shares as a trustee of the J.K. and Nancy Houssels 1992 Trust No. 1. He disclaims beneficial ownership of 7,000 shares owned by his wife and 35,700 shares beneficially owned by dependent children pursuant to the J.K. Houssels, Jr. 1976 Trust Agreement and such shares are excluded from this table.
<F5>In connection with the Showboat Merger Agreement, on December
18, 1997 certain individual stockholders of the Company executed Stockholder Support Agreements, pursuant to which these individuals agreed to (i) vote all of their shares in favor of the Showboat Merger; and (ii) subject to certain limited exceptions, refrain from directly or indirectly transferring or disposing of any portion of their shares.
<F6>Mr. Gaughan's shareholdings include 86,000 shares held by
Exber, Inc., a Nevada corporation controlled by Mr. Gaughan.
<F7>Mr. Nasky is an Executive Vice President and Secretary of the
Company. Mr. Nasky's shareholdings include 1,302 shares owned by Mr. Nasky's wife over which he does not have voting or investment power.
<F8>Mr. Houssels, III is the President and Chief Executive
Officer of the Company. Mr. Houssels, III's shareholdings include 35,700 shares beneficially owned by him as trustee of the J.K. Houssels, Jr. 1976 Trust Agreement.
<F9>Mrs. Sparks' shareholdings include 41,635 shares beneficially owned by her as co-trustee of the Fred L. Morledge and Malvina W. Morledge Family Trust and 161,563 shares beneficially owned by her as co-trustee of the Sparks Family Trust; and 7,000 shares beneficially owned as custodian for her daughter.
<F10>Mr. Wolfe is the President and Chief Executive Officer of
Atlantic City Showboat, Inc.
<F11>Mr. Bird is the Executive Vice President Strategic
Financing/Investor Relations and Chief Financial Officer of
Showboat, Inc.
<F12>Mr. Miller is the Executive Vice President Financial
Administration of Showboat, Inc.
<F13>Bankers Trust New York Corporation ("BTNYC"), the parent holding company of Bankers Trust Company and indirect parent holding company of BT Australia Limited, reported on a Schedule 13G/A filed on February 17, 1998, Bankers Trust & Company and BT Australia Limited have sole investment power with respect to 246,500 and 863,270, respectively, of such shares and sole voting power with respect to 79,000 and 863,270, respectively, of such shares. BTNYC'S address is 280 Park Avenue, New York, New York 10017.
<F14>FMR Corp. reported on a Schedule 13G/A filed February 11,
1998, that a wholly-owned subsidiary, Fidelity Management & Research Company ("Fidelity"), a registered investment advisor to various investment companies. Fidelity has sole investment power (but does not have voting power) with respect to the shares. FMR Corp.'s address is 82 Devonshire Street, Boston, Massachusetts 02109.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company entered into a five-year lease agreement with Exber, Inc. commencing on February 15, 1994, for land nearby the Las Vegas Showboat. Exber, Inc., a Nevada corporation controlled by John D. Gaughan, a Director of the Company, has rights to the land pursuant to a sublease agreement dated November 5, 1966. The Company pays monthly rent of $13,096 and has an option to purchase the land and all of Exber, Inc.'s rights thereto for the purchase price of $1,400,000.

      The Company's subsidiary, Atlantic City Showboat, Inc., leases space at the Atlantic City Showboat to R. Craig Bird, Executive Vice President, Strategic Financing/Investor Relations and Chief Financial Officer of the Company, for the operation of a gift shop and certain vending machines. During 1997, Mr. Bird paid rent and vending commissions to Atlantic City Showboat, Inc. in the amount of $102,643 and $40,487, respectively.

      At all times during 1997, H. Gregory Nasky was a Director and Executive Vice President of the Company and the Secretary of the Company and its subsidiaries. Additionally, Mr. Nasky was of counsel to the law firm of Kummer Kaempfer Bonner & Renshaw, outside legal counsel to the Company. At all times during 1997, John N. Brewer, a partner of the law firm of Kummer Kaempfer Bonner & Renshaw, was an Assistant Secretary of the Company and its subsidiaries. During 1997, the law firm of Kummer Kaempfer Bonner & Renshaw was paid $188,065 by the Company's Nevada gaming subsidiary, $63,599 by the Company's New Jersey subsidiaries, $123,781 by the Company's Indiana subsidiaries, $63,108 by the Company's Australia subsidiary, $197,301 by the Company in connection with its expansion opportunities and $150,705 by the Company for other parent company matters.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)(l) The following consolidated financial statements of the Company and its subsidiaries have been filed as a part of this report (See "Item 8: Financial Statements and
          Supplementary Data"):

          Independent Auditors' Report;

          Consolidated  Balance Sheets as of  December  31,
          1997 and 1996;

          Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995;

          Consolidated  Statements  of  Shareholders'
            Equity for the Years Ended December 31, 1997, 1996 and 1995;

          Consolidated Statements of Cash Flows for the
            Years Ended December 31, 1997, 1996 and 1995; and

          Notes to Consolidated Financial Statements

(a)(2)    All   schedules  are  omitted  because  they  are   not
          required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(a)(3)    Exhibits<F3>



EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
  2.01    Agreement and Plan of Merger, dated as of December  18,
          1997,  among  Showboat,  Inc., Harrah's  Entertainment,
          Inc.  and HEI Acquisition Corp. is incorporated  herein
          by  reference to Showboat, Inc.'s Form 8-K (file no. 1-
          7123) dated December 24, 1997, Item 7(c), Exhibit 2.1.

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

  4.03    Indenture    dated     May    18,    1993,    for   the
          9  1/4%    First   Mortgage   Bonds   due   2008  among

____________________
<F3>Copies of exhibits to this Form 10-K will be furnished to any requesting  security  holder who furnishes  the  Company  a  list identifying the exhibits to be copied by the Company at a  charge of $.25 per page.



EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
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

 4.05.    Indenture  dated as of March 28, 1996,  among  Showboat
          Marina  Casino  Partnership,  Showboat  Marina  Finance
          Corporation,  Donaldson, Lufkin &  Jenrette  Securities
          Corporation,  Nomura  Securities  International,  Inc.,
          Bear,  Stearns  & Co., Inc. and American Bank  National
          Association, as trustee, relating to the 13 1/2  Series
          A and Series B First Mortgage Notes due 2003, is incorporated herein by reference to Showboat, Inc.'s
          Form 10-Q (file no 1-7123) for the six month period ended June 30, 1996, Part II, Item 6(a), Exhibit 4.01.

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



EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
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

 10.10    Atlantic      City      Showboat,     Inc.    Executive
          Medical      Reimbursement        Plan,       effective



EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
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

 10.16 Lease of Retail Store No. 7 dated April 10, 1987, among Atlantic City Showboat, Inc., R. Craig Bird and
          Debra  E.  Bird;  and Guaranty of Lease among  Atlantic
          City Showboat, Inc., R. Craig Bird and Debra E. Bird, are incorporated herein by reference to Showboat, Inc.'s Form 10-K (file no. 1-7123) for the year ended
          December  31,  1988,  Part IV, Item  14(a)(3),  Exhibit
          10.24.   First Amendment to the Lease between  Atlantic
          City  Showboat,  Inc. and R. Craig Bird  and  Debra  E.
          Bird,  dated  July  17, 1997.  Letter  Agreement  dated
          March  25,  1997  to R. Craig Bird from  Atlantic  City
          Showboat, Inc.

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



EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
          (file  no.  1-7123) as amended by a Form 8  filed  with
          the  Securities and Exchange Commission on November 28,
          1983.    Assignment  and  Assumption  of  Leases  dated
          December  3,  1985,  between Ocean Showboat,  Inc.  and
          Atlantic City Showboat, Inc.; First Amendment to  Lease
          Agreement  dated  January  15,  1985,  between  Resorts
          International,  Inc. and Atlantic City Showboat,  Inc.;
          Second  Amendment  to  Lease Agreement  dated  July  5,
          1985,  between Resorts International, Inc. and Atlantic
          City   Showboat,  Inc.,  are  incorporated  herein   by
          reference  to the Form 10-K (file no. 1-7123)  for  the
          year  ended  June  30, 1985, Part  IV,  Item  14(a)(3),
          Exhibit  10.02.   Restated  Third  Amendment  to  Lease
          Agreement  dated  August  28,  1986,  between   Resorts
          International,  Inc. and Atlantic City Showboat,  Inc.,
          is  incorporated herein by reference to the  Form  10-K
          (file  no.  1-7123) for the year ended June  30,  1986,
          Part   IV,   Item   14(a)(3),  Exhibit  10.08;   Fourth
          Amendment  to Lease Agreement dated December 16,  1986,
          between  Resorts International, Inc. and Atlantic  City
          Showboat,  Inc.;  Fifth Amendment  to  Lease  Agreement
          dated  March  2,  1987, between Resorts  International,
          Inc.  and Atlantic City Showboat, Inc.; Sixth Amendment
          to  Lease  Agreement  dated  March  13,  1987,  between
          Resorts   International,   Inc.   and   Atlantic   City
          Showboat,  Inc.; Indemnity Agreement dated January  15,
          1985, among Resorts International, Inc., Atlantic  City
          Showboat,  Inc. and Ocean Showboat, Inc.;  and  Amended
          Indemnity  Agreement  dated  December  3,  1985,  among
          Resorts  International, Inc., Atlantic  City  Showboat,
          Inc.  and Ocean Showboat, Inc., are incorporated herein
          by reference to Showboat, Inc.'s Form 10-K (file no. 1-
          7123)  for the year ended June 30, 1987, Part IV,  Item
          14(a)(3),  Exhibit  10.02; Seventh Amendment  to  Lease
          Agreement  dated  October  18,  1988,  between  Resorts
          International,  Inc. and Atlantic City Showboat,  Inc.,
          is   incorporated  herein  by  reference  to  Showboat,
          Inc.'s  Form  8-K (file no. 1-7123) dated November  16,
          1988,  Item  7(c), Exhibit 28.01; Eighth  Amendment  to
          Lease  Agreement between Atlantic City  Showboat,  Inc.
          and  Resorts  International, Inc.  International,  Inc.
          dated   May   18,  1993,  is  incorporated  herein   by
          reference  to  Showboat, Inc.'s Form 8-K (file  no.  1-
          7123) dated May 18, 1993, Item 7(c), Exhibit 28.06.

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
          Agreement  dated  October  18,   1988,   among  Resorts



EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
          International, Inc., Atlantic City Showboat, Inc.   and
          Trump  Taj  Mahal  Associates Limited Partnership,  are
          incorporated  herein by reference to  Showboat,  Inc.'s
          Form  8-K  (file no. 1-7123) dated November  16,  1988,
          Item  7(c), Exhibit 28.01. Revised Second Amendment  to
          Agreement as to Assumption of Obligations with  respect
          to  Properties dated May 24, 1989, among Atlantic  City
          Showboat,  Inc.,  Trump  Taj Mahal  Associates  Limited
          Partnership  and  Trump  Taj  Mahal  Realty  Corp.,  is
          incorporated  herein by reference to  Showboat,  Inc.'s
          Form   10-K  (file  no.  1-7123)  for  the  year  ended
          December  31,  1989,  Part IV, Item  14(a)(3),  Exhibit
          10.17.

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

 10.21    Lease   dated   December  22,  1994,  between   Housing
          Authority  and Urban Redevelopment Agency of  the  City
          of Atlantic City and Atlantic City Showboat, Inc.; Tri-
          Party  Agreement  dated  May 26,  1994,  among  Housing
          Authority  and Urban Redevelopment Agency of  the  City
          of  Atlantic  City,  Forest City Ratner  Companies  and
          Atlantic  City  Showboat, Inc.;  Terms  and  Conditions
          Part  II  of  Contract  for Sale of  Land  for  Private
          Redevelopment  between  Housing  Authority  and   Urban
          Redevelopment Agency of the City of Atlantic  City  and
          Atlantic  City  Showboat, Inc.; and Rider  to  Contract
          for  Sale  of  Land  for Private Redevelopment  between
          Housing  Authority  and Urban Redevelopment  Agency  of
          the  City  of Atlantic City and Atlantic City Showboat,
          Inc.,   are   incorporated  herein  by   reference   to
          Showboat,  Inc.'s Form 10-K (file no. 1-7123)  for  the
          year  ended December 31, 1994, Part IV, Item  14(a)(3),
          Exhibit 10.46.

 10.22    Agreement   Amending   and  Restating   the   Tri-Party
          Agreement  Dated as of May 26, 1994, among the  Housing
          Authority  and Urban Redevelopment Agency of  the  City
          of  Atlantic  City,  Forest City Ratner  Companies  and
          Atlantic  City Showboat, Inc. regarding Development  of
          a  Portion  of  the  Uptown Urban Renewal  Tract  dated
          December  14, 1995; Release and Subordination Agreement
          dated  December 14, 1995, between IBJ Schroder  Bank  &
          Trust  Company and Atlantic City Showboat, Inc.;  First
          Amendment   to   Leasehold  in  Pari  Passu   Mortgage,
          Assignment   of   Rents  and  Security  Agreement   and
          Collateral   Assignment  of  Easement   Rights-Mortgage
          Spreader  Agreement dated December  15,  1995,  between
          Atlantic  City Showboat, Inc. and NatWest  Bank,  N.A.;
          Third  Amendment to Leasehold Mortgage,  Assignment  of
          Rents  and Security Agreement Dated as of May 19,  1993
          -  Mortgage Spreader Agreement dated December 14, 1995,
          between   Atlantic    City     Showboat,     Inc.   and



EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
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



EXHIBIT
  NO.                           DESCRIPTION
          Assignment  of  Rents  and  Security  Agreement   dated
          July 9, 1993, between Atlantic City Showboat, Inc.  and
          IBJ  Schroder Bank & Trust Company, is incorporated  by
          reference  to  Showboat, Inc.'s Form 8-K (file  no.  1-
          7123)  dated  July 7, 1993, Item 7(c),  Exhibit  28.02.
          Assignment  of  Rights under Agreement  dated  July  9,
          1993,  by Atlantic City Showboat, Inc. in favor of  IBJ
          Schroder  Bank  &  Trust Company,  is  incorporated  by
          reference  to  Showboat, Inc.'s Form 8-K (file  no.  1-
          7123)  dated  July 7, 1993, Item 7(c),  Exhibit  28.03.
          Form   of   Deed   for   Sale  of  Land   for   Private
          Redevelopment  for  Tract 1  and  Tract  2  each  dated
          July   7,   1993,  is  incorporated  by  reference   to
          Showboat,  Inc.'s  Form  8-K (file  no.  1-7123)  dated
          July  7,  1993,  Item  7(c), Exhibit  28.04.   Use  and
          Occupancy   Agreement  dated  July  7,  1993,   between
          Atlantic    City    Housing   Authority    and    Urban
          Redevelopment Agency and Atlantic City Showboat,  Inc.,
          is  incorporated by reference to Showboat, Inc.'s  Form
          8-K  (file  no. 1-7123) dated July 7, 1993, Item  7(c),
          Exhibit 28.05.

 10.26    Casino Operations Agreement (excluding exhibits)  dated
          April  22, 1994, among Leighton Properties Pty Limited,
          New  South  Wales  Casino Control  Authority,  Showboat
          Australia  Pty  Limited,  Showboat  Operating  Company,
          Sydney  Casino  Management Pty Limited, Sydney  Harbour
          Casino  Holdings  Limited, Sydney  Harbour  Casino  Pty
          Limited  and  Sydney  Harbour  Casino  Properties   Pty
          Limited;  First  Amending Deed dated October  6,  1994;
          Second  Amending  Deed (undated); Third  Amending  Deed
          dated  December  13,  1994; Casino  Complex  Management
          Agreement  dated April 21, 1994, among  Sydney  Harbour
          Casino  Properties Pty Limited, Showboat Australia  Pty
          Limited  and Sydney Casino Management Pty Limited;  and
          Development  Agreement dated April  21,  1994,  between
          Leighton  Properties  Pty Limited  and  Sydney  Harbour
          Casino  Properties Pty Limited, are incorporated herein
          by reference to Showboat, Inc.'s Form 10-K (file no. 1-
          7123)  for the year ended December 31, 1995,  Part  IV,
          Item  14(a)(3), Exhibit 10.32. Amending Deed to  Casino
          Complex  Management Agreement among Showboat  Australia
          Pty  Limited, National Mutual Trustees Limited,  Sydney
          Casino  Management Pty Limited, Sydney  Harbour  Casino
          Properties  Pty Limited and Sydney Harbour  Casino  Pty
          Limited  -  undated is incorporated herein by reference
          to  Showboat,  Inc.'s Form 10-K (file no.  1-7123)  for
          the  year  ended  December  31,  1996,  Part  IV,  Item
          14(a)(3), Exhibit 10.27.

 10.27    Agreement  of Partnership of Showboat Marina Investment
          Partnership  dated  March  1,  1996,  between  Showboat
          Indiana  Investment Limited Partnership and  Waterfront
          Entertainment  and  Development,  Inc.;  Agreement   of
          Partnership   of  Showboat  Marina  Casino  Partnership
          dated   March   1,   1996,  between   Showboat   Marina
          Partnership    and    Showboat    Marina     Investment
          Partnership;   Letter  agreement   regarding   economic
          development  dated  April 8, 1994, by  Showboat  Marina
          Partnership  in  favor  of the City  of  East  Chicago;
          Letter  agreement regarding economic development  dated
          April  18,  1995,  by  Showboat Marina  Partnership  in
          favor  of  the  City of East Chicago; and Redevelopment
          Project  Lease dated October 19, 1995, between Showboat
          Marina   Partnership  and  the  City  of East  Chicago,
          are   incorporated     herein     by     reference   to



EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
          Showboat,  Inc.'s Form 10-K (file no. 1-7123)  for  the
          year  ended December 31, 1995, Part IV, Item  14(a)(3),
          Exhibit  10.33.   Second Amended and Restated  Showboat
          Marina  Partnership  Agreement  dated  June  30,  1996,
          between Waterfront Entertainment and Development,  Inc.
          and  Showboat  Indiana Investment Limited  Partnership;
          and   Promissory  Note  dated  January  1,   1997,   in
          principal  amount  of $41,887,158 by  Showboat  Indiana
          Investment  Limited Partnership in favor  of  Showboat,
          Inc.  are incorporated herein by reference to Showboat,
          Inc.'s  Form 10-K (file no. 1-7123) for the year  ended
          December  31,  1996,  Part IV, Item  14(a)(3),  Exhibit
          10.28.

 10.28    Non-Negotiable   Mortgage   Promissory    Note    dated
          December   28,  1994,  in  the  principal   amount   of
          $8,850,000,  by Rockingham Venture, Inc.  in  favor  of
          Showboat,  Inc.; Mortgage and Security Agreement  dated
          December  28,  1994, between Rockingham  Venture,  Inc.
          and   Showboat,   Inc.,  is  incorporated   herein   by
          reference  to Showboat, Inc.'s Form 10-K (file  no.  1-
          7123)  for the year ended December 31, 1994,  Part  IV,
          Item   14(a)(3),  Exhibit  10.42.   Limited   Liability
          Company   Agreement  of  Showboat  Rockingham  Company,
          L.L.C.  dated July 27, 1995, among Rockingham  Venture,
          Inc.,   Showboat  New  Hampshire,  Inc.  and   Showboat
          Rockingham   Company,  L.L.C.;   Management   Agreement
          dated  July 27, 1995, among Showboat Rockingham Company
          L.L.C.,   Showboat  Operating  Company  and  Rockingham
          Venture, Inc.; Administrative Services Agreement  dated
          July  27, 1995, between Showboat Operating Company  and
          Showboat  Rockingham  Company,  L.L.C.;  and  Trademark
          License   Agreement  dated  July  27,   1995,   between
          Showboat,   Inc.   and  Showboat  Rockingham   Company,
          L.L.C.,   are  incorporated  herein  by  reference   to
          Showboat,  Inc.'s Form 10-K (file no. 1-7123)  for  the
          year  ended December 31, 1995, Part IV, Item  14(a)(3),
          Exhibit  10.35.   Construction and Operation  Agreement
          by  and  between  Showboat Rockingham Company  LLC  and
          Rockingham  Venture,  Inc. dated  as  of  December  20,
          1997;  and First Amendment to Limited Liability Company
          Agreement of Showboat Rockingham Company, LLC dated  as
          of December 20, 1997.

 10.29 Promissory Note dated March 19, 1997, in the principal amount of $15,000,000 by Atlantic City Showboat, Inc.
          in favor of Showboat, Inc.

 10.30    Loan  and Guaranty Agreement dated July 14, 1995, among
          NatWest  Bank,  N.A., Showboat, Inc. and Atlantic  City
          Showboat,  Inc.,  Ocean  Showboat,  Inc.  and  Showboat
          Operating Company; Revolving Note dated July 14,  1995,
          in  the  principal amount of $25.0 million by Showboat,
          Inc.  in  favor of NatWest Bank, N.A.; Deed  of  Trust,
          Assignment  of  Rents  and  Security  Agreement   dated
          July  14,1995,  by Showboat, Inc. in  favor  of  Nevada
          Title  Company for the benefit of NatWest  Bank,  N.A.;
          Leasehold in Pari Passu Mortgage, Assignment  of  Rents
          and  Security  Agreement dated July 14,  1995,  between
          NatWest   Bank   and  Atlantic  City  Showboat,   Inc.;
          Assignment   of   Leases  and  Rents   dated  July  14,
          1995,   between   NatWest   Bank   and   Atlantic  City
          Showboat,   Inc.;   Intercreditor   Agreement  for Pari
          Passu   Indebtedness    Relating    to   Atlantic  City



EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
          Showboat  dated  July 14, 1995, among  Showboat,  Inc.,
          Atlantic  City  Showboat, Inc.,  IBJ  Schroder  Bank  &
          Trust    Company   and   NatWest   Bank,   N.A.;    and
          Intercreditor  Agreement  for Pari  Passu  Indebtedness
          Relating  to  Las Vegas Showboat dated July  14,  1995,
          among   Showboat,  Inc.,  IBJ  Schroder  Bank  &  Trust
          Company   and  NatWest  Bank,  N.A.,  are  incorporated
          herein  by  reference  to Showboat,  Inc.'s  Form  10-K
          (file  no.  1-7123)  for the year  ended  December  31,
          1995,  Part  IV, Item 14(a)(3), Exhibit  10.38.   First
          Amendment  to the Pari Passu Assignment of  Leases  and
          Rents  dated  July  14,  1997  between  Atlantic   City
          Showboat, Inc. and Fleet Bank, N.A. (formerly known  as
          NatWest  Bank, N.A.); Second Amendment to the Leasehold
          in   Pari  Passu  Mortgage,  Assignment  of  Rents  and
          Security  Agreement dated July 14, 1997 among  Atlantic
          City  Showboat,  Inc.  and Fleet Bank,  N.A.  (formerly
          known as NatWest Bank, N.A.); Modification to Loan  and
          Guaranty  Agreement  dated July 14,  1997  among  Fleet
          Bank,  N.A.  (formerly  known as NatWest  Bank,  N.A.),
          Showboat,  Inc.,  Showboat  Operating  Company,   Ocean
          Showboat,  Inc.  and  Atlantic  City  Showboat,   Inc.;
          Modification to Revolving Note dated July 14, 1997,  in
          principal  amount of $35,000,000 by Showboat,  Inc.  in
          favor  of NatWest Bank, N.A. (now known as Fleet  Bank,
          N.A.);  First Amendment to the Intercreditor  Agreement
          for  Pari Passu Indebtedness Relating to Atlantic  City
          Showboat  dated  July  14, 1997 among  Showboat,  Inc.,
          Atlantic  City  Showboat, Inc.,  IBJ  Schroder  Bank  &
          Trust  Company and Fleet Bank, N.A. (formerly known  as
          NatWest   Bank,   N.A.);   First   Amendment   to   the
          Intercreditor  Agreement  for Pari  Passu  Indebtedness
          Relating  to  Las Vegas Showboat dated  July  14,  1997
          among  IBJ  Schroder  Bank & Trust  Company,  Showboat,
          Inc.  and  Fleet Bank, N.A. (formerly known as  NatWest
          Bank,  N.A.);  First Amendment to the  Deed  of  Trust,
          Assignment  of Rents and Security Agreement dated  July
          14,  1997  among Showboat, Inc. and Showboat  Operating
          Company  to  Nevada Title Company for  the  benefit  of
          Fleet  Bank,  N.A.  ( formerly known as  NatWest  Bank,
          N.A.).

 10.31    Promissory   Note  dated  January  1,  1997,   in   the
          principal  amount  of $34,011,720 by Showboat  Fifteen,
          Inc.  in favor of Showboat, Inc. is incorporated herein
          by reference to Showboat, Inc.'s Form 10-K (file no. 1-
          7123)  for the year ended December 31, 1996,  Part  IV,
          Item 14(a)(3), Exhibit 10.33.

 10.32 Standby Equity Commitment dated March 28, 1996, by and among Showboat Marina Casino Partnership, Showboat
          Marina Finance Corporation and Showboat, Inc., is incorporated herein by reference to Showboat, Inc.'s
          Form 10-Q (file no 1-7123) for the three month period ended March 31, 1996, Part II, Item 6(a), Exhibit
          10.02.

 10.33 Showboat, Inc. 1996 Stock Appreciation Rights Plan, effective date September 3, 1996, is incorporated herein by reference to Showboat, Inc.'s Form 10-Q
          (file  no  1-7123)  for  the nine  month  period  ended
          September 30, 1996, Part II, Item 6(a), Exhibit 10.01.



EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
 10.34    Promissory   Note  dated  January  1,  1997,   in   the
          principal  amount  of $8,197,293 by Showboat  Operating
          Company  in  favor of Showboat, Inc.;  Promissory  Note
          dated  January  1,  1997, in the  principal  amount  of
          $12,344,192 by Showboat Operating Company in  favor  of
          Showboat,  Inc.; and Promissory Note dated  January  1,
          1997,   in  the  principal  amount  of  $9,641,821   by
          Showboat  Operating Company in favor of Showboat,  Inc.
          are  incorporated  herein  by  reference  to  Showboat,
          Inc.'s  Form 10-K (file no. 1-7123) for the year  ended
          December  31,  1996,  Part IV, Item  14(a)(3),  Exhibit
          10.38.

 10.35    Promissory   Note  dated  January  1,  1997,   in   the
          principal    amount   of   $53,109,002   by    Showboat
          Development  Company  in favor of Showboat,  Inc.;  and
          Promissory   Note  dated  January  1,  1997,   in   the
          principal  amount of $6,292,083 by Showboat Development
          Company  in  favor  of Showboat, Inc. are  incorporated
          herein  by  reference  to Showboat,  Inc.'s  Form  10-K
          (file  no.  1-7123)  for the year  ended  December  31,
          1996, Part IV, Item 14(a)(3), Exhibit 10.39.

 10.36    Agreement  of  Purchase and Sale  by  and  between  Sun
          International and Showboat Land LLC, dated January  29,
          1998;  Assignment  and  Assumption  of  Lease  by   and
          between Sun International and Showboat Land LLC,  dated
          January 27, 1998. Landlord Estoppel Certificate by  Sun
          International  to Atlantic City Showboat,  Inc.,  dated
          January  27,  1998;  Tenant  Estoppel  Certificate   by
          Atlantic  City  Showboat,  Inc.  to  Sun  International
          dated January 27, 1998.

 10.37    Mortgage  and Security Agreement by and between  Column
          Financial,  Inc. and Showboat Land LLC,  dated  January
          29,  1998;  Promissory Note in the principal amount  of
          $100,000,000,  in  favor of Column Financial,  Inc.  by
          Showboat  Land  LLC,  dated  January  29,  1998;   Cash
          Management  Agreement by and between Column  Financial,
          Inc.  and  Showboat Land LLC, dated January  28,  1998;
          Guaranty  of  Lease by and between Showboat,  Inc.  and
          Column   Financial,  Inc.,  dated  January  29,   1998;
          Environmental  Indemnity  Agreement  by   and   between
          Column  Financial, Inc., Showboat Land LLC and Atlantic
          City   Showboat,   Inc.   dated   January   29,   1998;
          Assignment  of  Leases and Rents by and between  Column
          Financial,  Inc. and Showboat Land LLC,  dated  January
          29,  1998; Tenant Estoppel Certificate by Atlantic City
          Showboat,  Inc. to Column Financial, Inc. and  Showboat
          Land  LLC,  dated  January 29,  1998;  Promissory  Note
          Clarification Agreement dated January 29, 1998  between
          Column  Financial,  Inc.  and Showboat  Land  LLC;  and
          Lease  Clarification Agreement dated February 13,  1998
          among  Showboat  Land LLC and Atlantic  City  Showboat,
          Inc.

 10.38    Parent  Services Support Agreement dated May  29,  1997
          between  Showboat, Inc. and Showboat Operating Company;
          Management  Services Support Agreement  dated  May  29,
          1997  between  Showboat,  Inc. and  Showboat  Operating
          Company.



EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
 10.39    Stock Purchase Agreement dated as of December 11,  1997
          by   and  between  Showboat  Development  Company   and
          Futuresouth, Inc.

 21.01    List of Subsidiaries.

 23.01    Consent of KPMG Peat Marwick LLP.

 27.01    Financial Data Schedule.



(b)  REPORTS ON FORM 8-K.

           The  Company filed a report on Form 8-K dated December
     24, 1997, regarding the Showboat Merger.

                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by this undersigned, thereunto duly authorized.

REGISTRANT:                      SHOWBOAT, INC.



                                 By:    /s/ J. K. Houssels, III
                                        J. Kell Houssels, III,
                                        President and Chief
                                        Executive Officer
                                        (principal executive
                                         officer)


DATE:  March 30, 1998



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 1998                  By:   /s/ J.K. Houssels
                                      J.K. Houssels, Chairman of
                                      the Board


March 30, 1998                  By:  /s/ J. K. Houssels, III
                                      J. Kell Houssels, III,
                                      President, Chief Executive
                                      Officer and Director


March 30, 1998                  By:   /s/ R. Craig Bird
                                      R. Craig Bird, Executive
                                      Vice President - Strategic
                                      Financing/Investor
                                      Relations and Chief
                                      Financial Officer
                                      (principal accounting
                                      officer)


March 30, 1998                  By:   /s/ William C. Richardson
                                      William C. Richardson,
                                      Director

March 30, 1998                  By:   /S/ John D. Gaughan
                                      John D. Gaughan, Director


March 30, 1998                  By:   /s/ Jeanne S. Stewart
                                      Jeanne S. Stewart,
                                      Director


March 30, 1998                  By:   /s/ Frank A. Modica
                                      Frank A. Modica, Director


March 30, 1998                  By:   /s/ H. Gregory Nasky
                                      H. Gregory Nasky,
                                      Executive Vice President,
                                      Secretary and Director


March 30, 1998                  By:   /s/ George A. Zettler
                                      George A. Zettler,
                                      Director


March 30, 1998                  By:   /s/ Carolyn M. Sparks
                                      Carolyn M. Sparks,
                                      Director

                          EXHIBIT INDEX


EXHIBIT                                                    PAGE
  NO.                      DESCRIPTION                      NO.
  ---                      -----------                      ---
  2.01   Agreement  and  Plan  of  Merger,  dated  as  of
         December   18,   1997,  among  Showboat,   Inc.,
         Harrah's    Entertainment,    Inc.    and    HEI
         Acquisition  Corp.  is  incorporated  herein  by
         reference  to  Showboat, Inc.'s Form  8-K  (file
         no.  1-7123) dated December 24, 1997, Item 7(c),
         Exhibit 2.1.

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



EXHIBIT                                                    PAGE
  NO.                      DESCRIPTION                      NO.
  ---                      -----------                      ---
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

 4.05.   Indenture  dated  as of March  28,  1996,  among
         Showboat  Marina  Casino  Partnership,  Showboat
         Marina Finance Corporation, Donaldson, Lufkin  &
         Jenrette    Securities    Corporation,    Nomura
         Securities International, Inc., Bear, Stearns  &
         Co.,    Inc.   and   American   Bank    National
         Association, as trustee, relating to the 13  1/2
         Series  A and Series B First Mortgage Notes  due
         2003,  is  incorporated herein by  reference  to
         Showboat, Inc.'s Form 10-Q (file no 1-7123)  for
         the  six month period ended June 30, 1996,  Part
         II, Item 6(a), Exhibit 4.01.

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

 10.02   Tax  Allocation  Agreement   effective  May  10,
         1993,  among    Showboat,     Inc.    and   each
         of   its    subsidiaries,     is    incorporated
         herein      by             reference          to



EXHIBIT                                                    PAGE
  NO.                      DESCRIPTION                      NO.
  ---                      -----------                      ---
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

 10.10   Atlantic    City    Showboat,    Inc.  Executive
         Medical    Reimbursement      Plan,    effective
         August   15,   1991,  is   incorporated   herein
         by         reference         to        Showboat,

                               -122


EXHIBIT                                                    PAGE
  NO.                      DESCRIPTION                      NO.
  ---                      -----------                      ---
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

 10.16   Lease  of  Retail  Store No. 7 dated  April  10,
         1987,  among  Atlantic City Showboat,  Inc.,  R.
         Craig  Bird  and Debra E. Bird; and Guaranty  of
         Lease  among  Atlantic City Showboat,  Inc.,  R.
         Craig  Bird  and Debra E. Bird, are incorporated
         herein by reference to Showboat, Inc.'s Form 10-
         K   (file   no.  1-7123)  for  the  year   ended
         December  31,  1988,  Part  IV,  Item  14(a)(3),
         Exhibit  10.24.  First Amendment  to  the  Lease
         between   Atlantic  City  Showboat,   Inc.   and
         R.  Craig Bird and Debra E. Bird, dated July 17,
         1997.  Letter Agreement dated March 25, 1997  to
         R. Craig Bird from Atlantic City Showboat, Inc.



EXHIBIT                                                    PAGE
  NO.                      DESCRIPTION                      NO.
  ---                      -----------                      ---
 10.17   Promissory  Note dated August 5,  1993,  in  the
         principal  amount of $20,400.69 among  Showboat,
         Inc.,  R.  Craig  Bird and  Debra  E.  Bird,  is
         incorporated  herein by reference  to  Showboat,
         Inc.'s   Form   10-K   for   the   year    ended
         December  31,  1993,  Part  IV,  Item  14(a)(3),
         Exhibit 10.15.

 10.18   Ground  Lease  dated October 26,  1983,  between
         Ocean  Showboat, Inc. and Resorts International,
         Inc.,  is  incorporated herein by  reference  to
         Showboat,  Inc.'s Form 8-K (file no. 1-7123)  as
         amended  by  a Form 8 filed with the  Securities
         and  Exchange Commission on November  28,  1983.
         Assignment   and  Assumption  of  Leases   dated
         December  3, 1985, between Ocean Showboat,  Inc.
         and   Atlantic   City  Showboat,   Inc.;   First
         Amendment  to Lease Agreement dated January  15,
         1985,  between Resorts International,  Inc.  and
         Atlantic  City Showboat, Inc.; Second  Amendment
         to  Lease Agreement dated July 5, 1985,  between
         Resorts  International, Inc. and  Atlantic  City
         Showboat,  Inc.,  are  incorporated  herein   by
         reference  to  the Form 10-K (file  no.  1-7123)
         for  the year ended June 30, 1985, Part IV, Item
         14(a)(3),   Exhibit   10.02.    Restated   Third
         Amendment  to Lease Agreement dated  August  28,
         1986,  between Resorts International,  Inc.  and
         Atlantic  City  Showboat, Inc., is  incorporated
         herein  by reference to the Form 10-K (file  no.
         1-7123)  for the year ended June 30, 1986,  Part
         IV,   Item   14(a)(3),  Exhibit  10.08;   Fourth
         Amendment to Lease Agreement dated December  16,
         1986,  between Resorts International,  Inc.  and
         Atlantic  City  Showboat, Inc.; Fifth  Amendment
         to  Lease Agreement dated March 2, 1987, between
         Resorts  International, Inc. and  Atlantic  City
         Showboat,   Inc.;  Sixth  Amendment   to   Lease
         Agreement dated March 13, 1987, between  Resorts
         International, Inc. and Atlantic City  Showboat,
         Inc.;  Indemnity  Agreement  dated  January  15,
         1985,   among   Resorts   International,   Inc.,
         Atlantic   City   Showboat,   Inc.   and   Ocean
         Showboat,  Inc.; and Amended Indemnity Agreement
         dated    December   3,   1985,   among   Resorts
         International,  Inc.,  Atlantic  City  Showboat,
         Inc.  and Ocean Showboat, Inc., are incorporated
         herein by reference to Showboat, Inc.'s Form 10-
         K  (file no. 1-7123) for the year ended June 30,
         1987,  Part  IV,  Item 14(a)(3), Exhibit  10.02;
         Seventh  Amendment  to  Lease  Agreement   dated
         October     18,     1988,    between     Resorts
         International, Inc. and Atlantic City  Showboat,
         Inc.,  is  incorporated herein by  reference  to
         Showboat,  Inc.'s  Form 8-K  (file  no.  1-7123)
         dated  November  16,  1988, Item  7(c),  Exhibit
         28.01;   Eighth  Amendment  to  Lease  Agreement
         between   Atlantic  City  Showboat,   Inc.   and
         Resorts International, Inc. International,  Inc.
         dated  May  18, 1993, is incorporated herein  by
         reference  to  Showboat, Inc.'s Form  8-K  (file
         no.  1-7123)  dated  May 18,  1993,  Item  7(c),
         Exhibit 28.06.

 10.19   Closing      Escrow         Agreement      dated
         September    21,    1988,      among     Housing
         Authority    and    Urban  Redevelopment  Agency
         of   the      City      of      Atlantic   City,



EXHIBIT                                                    PAGE
  NO.                      DESCRIPTION                      NO.
  ---                      -----------                      ---
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

                               -125


EXHIBIT                                                    PAGE
  NO.                      DESCRIPTION                      NO.
  ---                      -----------                      ---
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

                               -126


EXHIBIT                                                    PAGE
  NO.                      DESCRIPTION                      NO.
  ---                      -----------                      ---
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
         Item 7(c), Exhibit 28.05.



EXHIBIT                                                    PAGE
  NO.                      DESCRIPTION                      NO.
  ---                      -----------                      ---
 10.26   Casino     Operations    Agreement    (excluding
         exhibits)  dated April 22, 1994, among  Leighton
         Properties  Pty Limited, New South Wales  Casino
         Control   Authority,  Showboat   Australia   Pty
         Limited,  Showboat  Operating  Company,   Sydney
         Casino  Management Pty Limited,  Sydney  Harbour
         Casino  Holdings Limited, Sydney Harbour  Casino
         Pty    Limited   and   Sydney   Harbour   Casino
         Properties  Pty  Limited;  First  Amending  Deed
         dated  October  6,  1994; Second  Amending  Deed
         (undated);    Third    Amending    Deed    dated
         December  13,  1994;  Casino Complex  Management
         Agreement  dated  April 21, 1994,  among  Sydney
         Harbour  Casino Properties Pty Limited, Showboat
         Australia   Pty   Limited  and   Sydney   Casino
         Management    Pty   Limited;   and   Development
         Agreement   dated   April  21,   1994,   between
         Leighton  Properties  Pty  Limited  and   Sydney
         Harbour  Casino  Properties  Pty  Limited,   are
         incorporated  herein by reference  to  Showboat,
         Inc.'s Form 10-K (file no. 1-7123) for the  year
         ended   December  31,  1995,   Part   IV,   Item
         14(a)(3),  Exhibit  10.32.  Amending   Deed   to
         Casino   Complex   Management  Agreement   among
         Showboat Australia Pty Limited, National  Mutual
         Trustees  Limited, Sydney Casino Management  Pty
         Limited,  Sydney Harbour Casino  Properties  Pty
         Limited and Sydney Harbour Casino Pty Limited  -
         undated  is incorporated herein by reference  to
         Showboat,  Inc.'s  Form 10-K (file  no.  1-7123)
         for  the year ended December 31, 1996, Part  IV,
         Item 14(a)(3), Exhibit 10.27.

 10.27   Agreement  of  Partnership  of  Showboat  Marina
         Investment  Partnership  dated  March  1,  1996,
         between   Showboat  Indiana  Investment  Limited
         Partnership  and  Waterfront  Entertainment  and
         Development,  Inc.; Agreement of Partnership  of
         Showboat  Marina Casino Partnership dated  March
         1,  1996,  between  Showboat Marina  Partnership
         and   Showboat  Marina  Investment  Partnership;
         Letter  agreement regarding economic development
         dated   April   8,  1994,  by  Showboat   Marina
         Partnership  in  favor  of  the  City  of   East
         Chicago;  Letter  agreement  regarding  economic
         development  dated April 18, 1995,  by  Showboat
         Marina Partnership in favor of the City of  East
         Chicago;  and Redevelopment Project Lease  dated
         October   19,  1995,  between  Showboat   Marina
         Partnership  and the City of East  Chicago,  are
         incorporated  herein by reference  to  Showboat,
         Inc.'s Form 10-K (file no. 1-7123) for the  year
         ended   December  31,  1995,   Part   IV,   Item
         14(a)(3),  Exhibit  10.33.  Second  Amended  and
         Restated  Showboat Marina Partnership  Agreement
         dated   June   30,   1996,  between   Waterfront
         Entertainment   and   Development,   Inc.    and
         Showboat     Indiana     Investment      Limited
         Partnership;   and   Promissory    Note    dated
         January   1,  1997,  in  principal   amount   of
         $41,887,158   by  Showboat  Indiana   Investment
         Limited  Partnership in favor of Showboat,  Inc.
         are   incorporated  herein   by   reference   to
         Showboat,  Inc.'s  Form 10-K (file  no.  1-7123)
         for  the year ended December 31, 1996, Part  IV,
         Item 14(a)(3), Exhibit 10.28.



EXHIBIT                                                    PAGE
  NO.                      DESCRIPTION                      NO.
  ---                      -----------                      ---
 10.28   Non-Negotiable  Mortgage Promissory  Note  dated
         December  28, 1994, in the principal  amount  of
         $8,850,000,  by  Rockingham  Venture,  Inc.   in
         favor  of  Showboat, Inc.; Mortgage and Security
         Agreement  dated  December  28,  1994,   between
         Rockingham Venture, Inc. and Showboat, Inc.,  is
         incorporated  herein by reference  to  Showboat,
         Inc.'s Form 10-K (file no. 1-7123) for the  year
         ended   December  31,  1994,   Part   IV,   Item
         14(a)(3),   Exhibit  10.42.   Limited  Liability
         Company   Agreement   of   Showboat   Rockingham
         Company,  L.L.C.  dated  July  27,  1995,  among
         Rockingham    Venture,   Inc.,   Showboat    New
         Hampshire,    Inc.   and   Showboat   Rockingham
         Company,  L.L.C.;   Management  Agreement  dated
         July   27,   1995,  among  Showboat   Rockingham
         Company  L.L.C., Showboat Operating Company  and
         Rockingham    Venture,   Inc.;    Administrative
         Services Agreement dated July 27, 1995,  between
         Showboat    Operating   Company   and   Showboat
         Rockingham   Company,  L.L.C.;   and   Trademark
         License  Agreement dated July 27, 1995,  between
         Showboat, Inc. and Showboat Rockingham  Company,
         L.L.C., are incorporated herein by reference  to
         Showboat,  Inc.'s  Form 10-K (file  no.  1-7123)
         for  the year ended December 31, 1995, Part  IV,
         Item 14(a)(3), Exhibit 10.35.  Construction  and
         Operation  Agreement  by  and  between  Showboat
         Rockingham  Company LLC and Rockingham  Venture,
         Inc.  dated as of December 20, 1997;  and  First
         Amendment    to   Limited   Liability    Company
         Agreement  of  Showboat Rockingham Company,  LLC
         dated as of December 20, 1997.

 10.29 Promissory Note dated March 19, 1997, in the principal amount of $15,000,000 by Atlantic
         City Showboat, Inc. in favor of Showboat, Inc.

 10.30   Loan  and  Guaranty  Agreement  dated  July  14,
         1995,  among NatWest Bank, N.A., Showboat,  Inc.
         and   Atlantic   City  Showboat,   Inc.,   Ocean
         Showboat,  Inc. and Showboat Operating  Company;
         Revolving  Note  dated July  14,  1995,  in  the
         principal  amount of $25.0 million by  Showboat,
         Inc.  in  favor of NatWest Bank, N.A.;  Deed  of
         Trust,   Assignment   of  Rents   and   Security
         Agreement dated July 14,1995, by Showboat,  Inc.
         in   favor  of  Nevada  Title  Company  for  the
         benefit  of  NatWest  Bank, N.A.;  Leasehold  in
         Pari  Passu  Mortgage, Assignment of  Rents  and
         Security Agreement dated July 14, 1995,  between
         NatWest  Bank and Atlantic City Showboat,  Inc.;
         Assignment  of Leases and Rents dated  July  14,
         1995,  between  NatWest Bank and  Atlantic  City
         Showboat,  Inc.;  Intercreditor  Agreement   for
         Pari  Passu  Indebtedness Relating  to  Atlantic
         City   Showboat  dated  July  14,  1995,   among
         Showboat,  Inc.,  Atlantic City Showboat,  Inc.,
         IBJ  Schroder Bank & Trust Company  and  NatWest
         Bank,  N.A.;  and  Intercreditor  Agreement  for
         Pari  Passu Indebtedness Relating to  Las  Vegas
         Showboat  dated  July 14, 1995, among  Showboat,
         Inc.,    IBJ     Schroder      Bank   &    Trust



EXHIBIT                                                    PAGE
  NO.                      DESCRIPTION                      NO.
  ---                      -----------                      ---
         Company    and   NatWest   Bank,    N.A.,    are
         incorporated  herein by reference  to  Showboat,
         Inc.'s Form 10-K (file no. 1-7123) for the  year
         ended   December  31,  1995,   Part   IV,   Item
         14(a)(3),  Exhibit  10.38.  First  Amendment  to
         the  Pari  Passu Assignment of Leases and  Rents
         dated  July  14,  1997  between  Atlantic   City
         Showboat,  Inc.  and Fleet Bank, N.A.  (formerly
         known  as  NatWest Bank, N.A.); Second Amendment
         to   the   Leasehold  in  Pari  Passu  Mortgage,
         Assignment  of  Rents  and  Security   Agreement
         dated   July   14,  1997  among  Atlantic   City
         Showboat,  Inc.  and Fleet Bank, N.A.  (formerly
         known  as  NatWest Bank, N.A.); Modification  to
         Loan  and Guaranty Agreement dated July 14, 1997
         among  Fleet  Bank,  N.A.  (formerly  known   as
         NatWest  Bank,  N.A.), Showboat, Inc.,  Showboat
         Operating  Company,  Ocean  Showboat,  Inc.  and
         Atlantic  City  Showboat, Inc.; Modification  to
         Revolving   Note  dated  July   14,   1997,   in
         principal  amount  of $35,000,000  by  Showboat,
         Inc.  in favor of NatWest Bank, N.A. (now  known
         as  Fleet  Bank, N.A.); First Amendment  to  the
         Intercreditor   Agreement   for    Pari    Passu
         Indebtedness Relating to Atlantic City  Showboat
         dated   July  14,  1997  among  Showboat,  Inc.,
         Atlantic City Showboat, Inc., IBJ Schroder  Bank
         &  Trust  Company and Fleet Bank, N.A. (formerly
         known  as  NatWest Bank, N.A.); First  Amendment
         to  the  Intercreditor Agreement for Pari  Passu
         Indebtedness  Relating  to  Las  Vegas  Showboat
         dated  July 14, 1997 among IBJ Schroder  Bank  &
         Trust  Company, Showboat, Inc. and  Fleet  Bank,
         N.A.  (formerly  known as NatWest  Bank,  N.A.);
         First   Amendment   to  the   Deed   of   Trust,
         Assignment  of  Rents  and  Security   Agreement
         dated  July  14, 1997 among Showboat,  Inc.  and
         Showboat  Operating  Company  to  Nevada   Title
         Company  for the benefit of Fleet Bank,  N.A.  (
         formerly known as NatWest Bank, N.A.).

 10.31   Promissory  Note dated January 1, 1997,  in  the
         principal  amount  of  $34,011,720  by  Showboat
         Fifteen,  Inc.  in  favor of Showboat,  Inc.  is
         incorporated  herein by reference  to  Showboat,
         Inc.'s Form 10-K (file no. 1-7123) for the  year
         ended   December  31,  1996,   Part   IV,   Item
         14(a)(3), Exhibit 10.33.

 10.32   Standby Equity Commitment dated March 28,  1996,
         by    and    among   Showboat   Marina    Casino
         Partnership,     Showboat     Marina     Finance
         Corporation  and Showboat, Inc., is incorporated
         herein by reference to Showboat, Inc.'s Form 10-
         Q  (file  no 1-7123) for the three month  period
         ended  March  31,  1996,  Part  II,  Item  6(a),
         Exhibit 10.02.

 10.33   Showboat,  Inc.  1996 Stock Appreciation  Rights
         Plan, effective date September 3, 1996, is incorporated herein by reference to Showboat, Inc.'s Form 10-Q (file no 1-7123) for the nine month period ended September 30, 1996, Part II,
         Item 6(a), Exhibit 10.01.



EXHIBIT                                                    PAGE
  NO.                      DESCRIPTION                      NO.
  ---                      -----------                      ---
 10.34   Promissory  Note dated January 1, 1997,  in  the
         principal  amount  of  $8,197,293  by   Showboat
         Operating  Company in favor of  Showboat,  Inc.;
         Promissory  Note dated January 1, 1997,  in  the
         principal  amount  of  $12,344,192  by  Showboat
         Operating  Company in favor of  Showboat,  Inc.;
         and  Promissory Note dated January 1,  1997,  in
         the  principal amount of $9,641,821 by  Showboat
         Operating  Company  in favor of  Showboat,  Inc.
         are   incorporated  herein   by   reference   to
         Showboat,  Inc.'s  Form 10-K (file  no.  1-7123)
         for  the year ended December 31, 1996, Part  IV,
         Item 14(a)(3), Exhibit 10.38.

 10.35   Promissory  Note dated January 1, 1997,  in  the
         principal  amount  of  $53,109,002  by  Showboat
         Development Company in favor of Showboat,  Inc.;
         and  Promissory Note dated January 1,  1997,  in
         the  principal amount of $6,292,083 by  Showboat
         Development  Company in favor of Showboat,  Inc.
         are   incorporated  herein   by   reference   to
         Showboat,  Inc.'s  Form 10-K (file  no.  1-7123)
         for  the year ended December 31, 1996, Part  IV,
         Item 14(a)(3), Exhibit 10.39.

 10.36   Agreement  of Purchase and Sale by  and  between
         Sun  International and Showboat Land LLC,  dated
         January  29, 1998; Assignment and Assumption  of
         Lease  by  and  between  Sun  International  and
         Showboat  Land  LLC,  dated  January  27,  1998;
         Landlord    Estoppel    Certificate    by    Sun
         International  to Atlantic City Showboat,  Inc.,
         dated   January   27,  1998;   Tenant   Estoppel
         Certificate by Atlantic City Showboat,  Inc.  to
         Sun International dated January 27, 1998.

 10.37   Mortgage  and Security Agreement by and  between
         Column  Financial, Inc. and Showboat  Land  LLC,
         dated  January 29, 1998; Promissory Note in  the
         principal  amount of $100,000,000, in  favor  of
         Column  Financial,  Inc. by Showboat  Land  LLC,
         dated   January   29,  1998;   Cash   Management
         Agreement by and between Column Financial,  Inc.
         and  Showboat Land LLC, dated January 28,  1998;
         Guaranty of Lease by and between Showboat,  Inc.
         and  Column  Financial, Inc., dated January  29,
         1998;  Environmental Indemnity Agreement by  and
         between  Column Financial, Inc.,  Showboat  Land
         LLC  and  Atlantic  City Showboat,  Inc.,  dated
         January  29,  1998;  Assignment  of  Leases  and
         Rents by and between Column Financial, Inc.  and
         Showboat  Land  LLC,  dated  January  29,  1998;
         Tenant  Estoppel  Certificate by  Atlantic  City
         Showboat,  Inc.  to Column Financial,  Inc.  and
         Showboat  Land  LLC  dated  January  29,   1998;
         Promissory  Note  Clarification Agreement  dated
         January 29, 1998 between Column Financial,  Inc.
         and  Showboat  Land LLC; and Lease Clarification
         Agreement   dated  February   13,   1998   among
         Showboat   Land    LLC    and    Atlantic   City



EXHIBIT                                                    PAGE
  NO.                      DESCRIPTION                      NO.
  ---                      -----------                      ---
         Showboat, Inc.

 10.38   Parent Services Support Agreement dated May  29,
         1997   between   Showboat,  Inc.  and   Showboat
         Operating  Company; Management Services  Support
         Agreement  dated May 29, 1997 between  Showboat,
         Inc. and Showboat Operating Company.

 10.39   Stock  Purchase Agreement dated as  of  December
         11,  1997  by  and between Showboat  Development
         Company and Futuresouth, Inc.

 21.01   List of Subsidiaries.

 23.01   Consent of KPMG Peat Marwick LLP.

 27.01   Financial Data Schedule.






