Form 10-Q
period 1998-03-31
SHOWBOAT INC
filed 1998-05-14
CIK 89966

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q


(Mark One)
(XX) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:      March 31, 1998
                                    -------------------------

                                 OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:            to
                                    ------------  ------------

Commission file number:                   1-7123
                       ---------------------------------------

                      SHOWBOAT, INC.
--------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

            NEVADA                              88-0090766
-------------------------------            -------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

2800 FREMONT STREET, LAS VEGAS NEVADA               89104-4035
--------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

                         (702) 385-9123
--------------------------------------------------------------
      (Registrant's telephone number, including area code)

                         NOT APPLICABLE
---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                                        YES           NO
                                           -------      -------

                APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK - $1 PAR VALUE,
AND PREFERRED STOCK PURCHASE RIGHTS     16,640,390 SHARES OUTSTANDING
-----------------------------------     -----------------------------

                   SHOWBOAT, INC. AND SUBSIDIARIES
                                INDEX

Part I       FINANCIAL INFORMATION                      Page No.

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets  -     1-2
                March 31, 1998 and December 31, 1997


             Condensed  Consolidated  Statements   of       3
                Operations  -  For the  three  months
                ended March 31, 1998 and 1997

             Condensed  Consolidated  Statements   of       4
                Comprehensive  Operations   For   the
                three months ended March 31, 1998 and
                1997

             Condensed  Consolidated  Statements   of       5
                Cash  Flows  -  For the three  months
                ended March 31, 1998 and 1997


             Notes   to  the  Condensed  Consolidated     6-7
                Financial

     Item 2. Management's Discussion and Analysis  of    8-12
                Financial  Condition and  Results  of
                Operations

PART II      OTHER INFORMATION

             ITEMS 1 - 6                                   13

             SIGNATURES                                    15

     Item 1.   Financial Statements



                     SHOWBOAT, INC AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1998 AND DECEMBER 31, 1997

                                       March 31,       December 31,
       ASSETS                            1998              1997
-------------------------------       -----------      ------------
                                      (unaudited)
                                             (In thousands)
Current assets:
  Cash and cash equivalents           $    85,431     $    67,145
  Short term investments                        -          21,755
  Receivables, net                         13,648          15,748
  Income tax receivable                       381           2,361
  Inventories                               3,096           3,328
  Prepaid expenses                          4,480           6,027
  Current deferred income taxes             6,430           6,603
                                      ------------    ------------
      Total current assets                113,466         122,967
                                      ------------    ------------
Property and equipment                    858,737         744,390
Less accumulated depreciation
  and amortization                        253,906         243,414
                                      ------------    ------------
                                          604,831         500,976
                                      ------------    ------------
Other assets:
  Restricted cash and investments           3,000           3,000

  Investments in unconsolidated
   affiliate                              125,527         125,148

  Deposits and other assets                34,482          33,906

Debt issuance costs, net of
  accumulated amortization of
  $4,730,000 and $4,193,000 at March
  31, 1998 and December 31, 1997,
  respectively                             15,897          14,550
                                      ------------    ------------
                                          178,906         176,604
                                      ------------    ------------
                                      $   897,203     $   800,547
                                      ============    ============

See accompanying notes to condensed consolidated financial statements.

                                                         (continued)

                      SHOWBOAT, INC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1998 AND DECEMBER 31, 1997
                                (continued)

                                               March 31,      December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY             1998             1997
------------------------------------         ------------     ------------
                                             (unaudited)
                                                     (In thousands)
Current liabilities
  Current maturities of long-term debt -
   with recourse                             $        29      $       28
  Current maturities of long-term debt -
   without recourse                                6,688           5,554
  Notes payable                                    3,000               -
  Accounts payable                                17,130          16,756
  Dividends payable                                  414             402
  Accrued liabilities                             41,990          51,905
                                             ------------     -----------
      Total current liabilities                   69,251          74,645
                                             ------------     -----------

Long-term debt, excluding current maturities
  Debt with recourse                             393,153         393,066
  Debt without recourse                          249,423         151,968
                                             ------------     -----------
                                                 642,576         545,034
                                             ------------     -----------
Other liabilities                                  6,398           6,184
                                             ------------     -----------
Deferred income taxes                             10,373          11,741
                                             ------------     -----------
Shareholders' equity:
  Preferred stock, $1 par value; 1,000,000
   shares authorized; none issued
  Common stock, $1 par value; 50,000,000
   shares authorized; issued 16,619,824
   shares at March 31, 1998 and 16,350,849
   at December 31, 1997                           16,620          16,351
  Additional paid-in capital                      97,218          91,145
  Retained earnings                               63,644          64,761
                                             ------------     -----------
                                                 177,482         172,257

Cumulative foreign currency translation
 adjustment                                       (7,416)         (8,437)
Unearned compensation for restricted stock        (1,461)           (877)
                                             ------------     -----------
   Total shareholders' equity                    168,605         162,943
                                             ------------     -----------
                                             $   897,203      $  800,547
                                             ============     ===========

See accompanying notes to condensed consolidated financial statements.

                        SHOWBOAT, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (unaudited)
                     (In thousands except per share data)

                                                              1998           1997
                                                          ------------   ------------
Revenues:
  Casino                                                  $   140,173    $    92,597
  Food and beverage                                            15,296         13,062
  Rooms                                                         5,419          5,670
  Management fees                                               2,501              -
  Sports and special events                                       912            977
  Other                                                         1,166          1,240
                                                          ------------   ------------
                                                              165,467        113,546
Less complimentaries                                            9,914          9,513
                                                          ------------   ------------
  Net revenues                                                155,553        104,033
                                                          ------------   ------------
Operating costs and expenses:
  Casino                                                       69,088         48,318
  Food and beverage                                             9,253          7,391
  Rooms                                                         1,391          1,789
  Sports and special events                                       920            910
  General and administrative                                   36,909         28,383
  Selling, advertising and promotion                            8,955          2,005
  Depreciation and amortization                                11,851          8,329
                                                          ------------   ------------
                                                              138,367         97,125
                                                          ------------   ------------
Income from consolidated subsidiaries                          17,186          6,908
Equity in income (loss) of unconsolidated affiliate              (953)         1,463
                                                          ------------   ------------
Income from operations                                         16,233          8,371
                                                          ------------   ------------
Other (income) expense:
  Interest income                                              (1,180)        (1,854)
  Interest expense, net of amounts capitalized                 17,614          8,956
                                                          ------------   ------------
                                                               16,434          7,102
                                                          ------------   ------------
Income (loss) before income taxes and minority interest          (201)         1,269
Minority interest share of loss                                     -            149
                                                          ------------   ------------
Income (loss) before income taxes                                (201)         1,418
Income tax expense                                                502            539
                                                          ------------   ------------
Net income (loss)                                         $      (703)   $       879
                                                          ============   ============

Basic earnings (loss) per share                           $     (0.04)   $      0.05
Shares used in per share calculation                       16,463,122     16,202,397
Diluted earnings (loss) per share                         $     (0.04)   $      0.05
Shares used in per share calculation                       16,463,122     16,324,058

See accompanying notes to condensed consolidated financial statements

                       SHOWBOAT, INC AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (unaudited)

                                                           1998          1997
                                                       -----------    ----------
                                                            (In Thousands)
Net Income (loss)                                      $     (703)    $     879

Foreign currency translation adjustments net of tax         1,021        (1,087)
                                                       -----------    ----------
Comprehensive Income (loss)                            $      318     $    (208)
                                                       ===========    ==========

See accompanying motes to condensed consolidated financial statements.

                      SHOWBOAT, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                               (unaudited)

                                                       1998           1997
                                                   ------------   -----------
                                                        (In thousands)

Net cash provided by operating activities          $     9,237    $    6,706
                                                   ------------   -----------
Cash flows from investing activities:
  Acquisition of property and equipment               (115,477)      (40,874)
  Investment in unconsolidated affiliate                  (781)       (2,912)
  Repayments from unconsolidated affiliate                 970            94
  Decrease in restricted cash                                -        43,400
  Increase in deposits and other assets                      -        (7,854)
  Deposit for Casino Reinvestment
   Development Authority obligation                     (1,006)         (981)
  Sale of short term investments                        21,755         5,573
  Other                                                    120           239
                                                   ------------   -----------
      Net cash used in investing activities            (94,419)       (3,315)
                                                   ------------   -----------
  Proceeds from issuance of long-term debt             100,000             -
  Proceeds from issuance of note payable                 3,000             -
  Principal payments of long-term debt                  (1,418)           (5)
  Debt issuance costs                                   (1,884)            -
  Proceeds from employee stock option exercises          4,172            71
  Payment of dividends                                    (402)         (405)
                                                   ------------   -----------
      Net cash provided by (used in) financing
       activities                                      103,468          (339)
                                                   ------------   -----------
Net increase in cash and cash equivalents               18,286         3,052
Cash and cash equivalents at beginning of period        67,145        60,287
                                                   ------------   -----------
Cash and cash equivalents at end of period         $    85,431    $   63,339
                                                   ============   ===========
Supplemental disclosures of cash flow information
 and non-cash investing and financing activities:
   Cash paid (received) during the period for:
   Interest, net of amounts capitalized                 18,442        10,731
   Income taxes                                           (448)          675

   Foreign currency translation adjustment               1,021        (1,087)
   Equipment acquired under capital leases                   -        10,984

See accompanying notes to condensed consolidated financial statements.

                 SHOWBOAT, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

               The condensed consolidated financial statements of Showboat, Inc. and subsidiaries (the "Company") include all domestic and foreign subsidiaries which are more than 50% owned and controlled. Investments in unconsolidated affiliates which are at least 20% owned are carried at cost plus equity in undistributed earnings or loss since acquisition. All material intercompany balances have been eliminated in consolidation.

                 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K.

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

2.   LONG TERM DEBT

                On January 28, 1998, a special purpose subsidiary
     of the Company borrowed $100.0 million from Column Financial, Inc. to acquire 10 1/2 leased acres of real property (the "Atlantic City Property") located at 801 Boardwalk, Atlantic City, New Jersey and the lease pursuant to which the Atlantic City Property was leased to Atlantic City Showboat, Inc. ("ACSI") from Sun International, Inc. for a total purchase price of $110.0 million. The loan will mature on February 1, 2028. Interest accrues on the loan at an interest rate of 7.09% until February 1, 2008, at which time, unless paid off as of such date, the loan will accrue a second tranche of interest at a rate equal to the lesser of (i) the positive excess (if any) of (A) the 20 year Treasury Rate plus 2.0% per annum over (B) 7.09%, and (ii) 5.0% per annum.

3.   SHOWBOAT MERGER

           On December 18, 1997, the Company entered an Agreement and Plan of Merger with Harrah's Entertainment, Inc., a Delaware corporation ("Harrah's"), and HEI Acquisition Corp., a Nevada corporation and wholly owned subsidiary of Harrah's ("Harrah's Sub"), whereby Harrah's Sub would be merged with and into the Company and the Company would consequently become a wholly owned subsidiary of Harrah's (the "Showboat Merger"). On April 23, 1998, the Company's shareholders approved the Showboat Merger and the Company has received all required regulatory approvals except for the approval of the regulatory authorities in New South Wales, Australia. If the Showboat Merger is approved by the Australian regulatory authorities and the other conditions to the Showboat Merger are satisfied or waived, articles of merger will be filed

                 SHOWBOAT, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   SHOWBOAT MERGER (Continued)

     with the Nevada Secretary of State and the Company's shareholders will become entitled to receive $30.75 in cash, without interest, per share of common stock of the Company held.

                 In  conjunction  with  its  acquisition  of  the
     Company, on May 13, 1998, Harrah's commenced a fixed spread cash tender offer for all of the Company's outstanding 9 1/2% First Mortgage Bonds due 2008 and 13% Senior Subordinated
     Notes  due  2009 (collectively, "the Notes").   Concurrently
     with the tender offer, Harrah's is soliciting consents from the holders of the Notes to amend the respective Indentures
     governing   each  of  the  Notes  to  eliminate  or   modify
     substantially all of the negative covenants, certain events of default, and to make certain other changes to the
     Indentures.   The  tender offer is scheduled  to  expire  on
     June  10,  1998,  unless extended.   The  tender  offer  and
     consent solicitation are conditioned upon, among other things, the receipt of tenders and consents from not less than a majority in aggregate principal amount outstanding of each series of Notes.

4.   COMMITMENTS AND CONTINGENCIES

                The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     GENERAL

          Showboat, Inc. and its subsidiaries (collectively, the "Company" or "SBO"), is an international gaming company that owns and operates the Atlantic City Showboat Casino Hotel in Atlantic City, New Jersey (the "Atlantic City Showboat"), the Las Vegas Showboat Casino, Hotel and Bowling Center in Las Vegas, Nevada (the "Las Vegas Showboat"), beneficially owns 24.6% of, and manages, Star City, a casino and entertainment complex located in Sydney, New South Wales, Australia ("Star City" or "Sydney Harbour Casino"), and owns a 55% interest in, and manages, the Showboat Mardi Gras Casino located in East Chicago, Indiana (the "East Chicago Showboat").

          Information contained in this quarterly report is supplemental to disclosures in the Company's year end financial reports. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the management's discussion and analysis of financial condition and results of operations in the Company's December 31, 1997 Form 10-K.

          As used in this management's discussion and analysis of financial condition and results of operations, amounts in Australian dollars are denoted as "A$". The exchange rate was approximately $.6630 and $.7820 for each A$1.00 as of March 31, 1998 and 1997, respectively.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

Financial Highlights (unaudited)
Comparison of Operating Results for the three months ended March 31, 1998 and 1997

(Dollars in thousands)                1998        1997      Variance    Percent
Gross revenues
  Atlantic City                    $  97,934   $  96,242    $   1,692      1.8%
  Las Vegas                           17,734      17,304          430      2.5%
  Showboat Australia Mgt. Fees         2,501           -        2,501      N/A
  East Chicago Showboat               47,298           -       47,298      N/A
                                   ----------  ----------   ----------  -------
                                   $ 165,467   $ 113,546    $  51,921     45.7%
                                   ----------  ----------   ----------  -------
Net revenues
   Atlantic City                   $  89,875   $  87,825    $   2,050      2.3%
   Las Vegas                          16,643      16,208          435      2.7%
   Showboat Australia Mgt. Fees        2,501           -        2,501      N/A
   East Chicago Showboat              46,534           -       46,534      N/A
                                   ----------  ----------   ----------  -------
                                   $ 155,553   $ 104,033    $  51,520     49.5%
                                   ----------  ----------   ----------  -------

                                                         (continued)


MATERIAL CHANGES IN RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the three months ended March 31, 1998 and 1997

(Dollars in thousands)                  1998        1997      Variance    Percent
Income from operations
  Atlantic City                      $  14,741   $  12,514    $   2,227       17.8%
  Las Vegas                               (613)     (1,526)         913       59.8%
  Corporate and Development             (2,486)     (3,790)       1,304       34.4%
  Showboat Australia - Mgt. Fee <F1>     2,234        (290)       2,524      970.3%
  Sydney Harbour Casino <F1>              (953)      1,463       (2,416)    (265.1)%
  East Chicago Showboat                  3,310           -        3,310       N/A
                                     ----------  ----------   ----------  ----------
  Consolidated                       $  16,233   $   8,371    $   7,862      93.9%
                                     ----------  ----------   ----------  ----------

EBITDA*

  Atlantic City                      $  21,496   $  19,193    $   2,303       12.0%
  Las Vegas                               1039          21        1,018    4,847.6%
  Corporate and Development             (2,380)     (3,687)       1,307      135.4%
  Showboat Australia - Mgt. Fee <F1>     2,234        (290)       2,524      970.3%
  Sydney Harbour Casino <F1>              (953)      1,463       (2,416)    (265.1)%
  East Chicago Showboat                  6,648           -        6,648        N/A
                                     ----------  ----------   ----------   ---------
  Consolidated                       $  28,084   $  16,700    $  11,384       68.2%
                                     ----------  ----------   ----------   ---------

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

REVENUES

          The Company's gross revenues increased $51.9 million or 45.7% which was primarily attributable to the $47.3 million of gross revenues from the East Chicago Showboat which commenced operations in April 1997 and the recognition of $2.5 million of management fees from Sydney Harbour Casino. Management fees from Sydney Harbour Casino had not been recognized in the prior year's first quarter due to an agreement to forgo the first A$19.1 million of management fees payable to the Company. Complimentaries rose $.4 million in the first quarter of 1998 compared to 1997, primarily due to the operations of the East Chicago Showboat, resulting in a $51.5 million or 49.5% increase in net revenues.

          The Atlantic City Showboat's gross revenues increase of $1.7 million or 1.8% was principally attributed to a $2.7 million or 3.4% increase in casino revenues. The increase in casino revenues was tied to the $5.8 million or 9.0% growth in slot revenue, at the Atlantic City casino which compared. favorably to a 4.6% slot revenue growth in the Atlantic City market. Table games revenue declined $2.4 million or 13.3% due primarily to an increased level of competition for table games patrons. The cost of complimentaries declined $.4 million or 4.3% in the first quarter of 1998 compared to 1997, contributing to the $2.1 million or 2.3% increase in net revenues.

          The Company recognized consolidated net revenues of $46.5 million from the East Chicago Showboat which were derived principally from the casino operation that produced $33.1 million of slot revenue, $9.7 million of table game revenue and $1.4 million of poker revenue. Revenues at the Las Vegas Showboat were relatively unchanged during the comparative periods.

INCOME FROM OPERATIONS

          The Company's income from operations increased $7.9 million or 93.9% due principally to the recognition of the $3.3 million income from operations from the East Chicago Showboat and a $2.2 million improvement in income from operations at the Atlantic City Showboat. The improvement at the Atlantic City
Showboat is primarily due to the improvement in net revenues. Income from operations was also positively impacted by the elimination of $1.5 million of rental expense for the quarter on a consolidated basis due to the January 1998 purchase of the 10 1/2 leased acres of real property (the "Atlantic City Property") located at 801 Boardwalk, Atlantic City, New Jersey. Due to the purchase of the Atlantic City Property the Company incurred additional interest expense during the first quarter of 1998 of approximately $1.3 million. As a result the financial impact to net income due to the purchase of the Atlantic City Property was approximately $.2 million.

          The   Las   Vegas  Showboat's  income  from  operations
increased $.9 million or 59.8%. This increase was realized principally through cost control programs implemented at the Las
Vegas property and more targeted marketing programs.

          The Company realized a loss from its unconsolidated affiliate Star City of $1.0 million in the current quarter compared to income of $1.4 million in the same period in 1997. The $2.4 million decline is primarily attributable to lower than anticipated revenues from the newly opened Star City and the higher cost of labor and operating costs. Star City's management took steps during the first quarter of 1998, that included staff reductions, to enhance future operating results. The Company's loss from its unconsolidated affiliate includes approximately $.8 million of expense associated with staff reductions. In addition, income from operations at Star City was positively impacted by the recognition of $.8 million from the sale of apartments which had been developed as part of the permanent facility. The decline in income from operations at Star City was substantially offset by the recognition of $2.5 million of management fees from Star City.

NET INCOME

     In the quarter ended March 31, 1998 the Company recorded a net loss of $.7 million or $.04 per share. Net interest expense increased by approximately $8.7 million due to the incurrence of new debt and the expensing of interest in the first quarter of 1998 versus capitalizing a portion of the interest in 1997. Net income for the first quarter of 1998 was also negatively impacted due to the recognition of the following unusual items totaling $1.7 million (before tax): (i) East Chicago Showboat minority partner's share of losses totaling $1.0 million (ii) $.7 million of charges associated with the proposed merger with Harrah's Entertainment, Inc. (iii) $.8 million of one time staff reduction costs incurred by Star City and (iv) was positively impacted by the recognition of $.8 million from the sale of apartments by Star City. Exclusive of these unusual items, the Company would have recorded net income of approximately $.8 million or $.05 per share.

          Net income for the first quarter of 1997 included interest expense of approximately $.2 million incurred by the East Chicago Showboat prior to its opening in April of 1997. Exclusive of this unusual item, the Company would have recorded net income of approximately $1.0 million or $.06 per share.

MATERIAL CHANGES IN FINANCIAL CONDITION

          As  of  March 31, 1998 the Company held cash  and  cash
equivalents of $85.4 million compared to cash and cash equivalents of $67.1 million and short term investments of $21.8 million at December 31, 1997. The cash balances include the funds of the East Chicago Showboat ($8.3 million and $7.2 million at March 31, 1998 and December 31, 1997, respectively) that are not available for use other than to support the East Chicago Showboat. In addition to the Company's cash balances, $3.0 million of restricted cash has been pledged as collateral for the East Chicago Showboat's line of credit with Fleet Bank N.A. As of March 31, 1998 all available funds were drawn by the East Chicago Showboat on this line of credit.

          During the three months ended March 31, 1998, the Company expended approximately $4.9 million on capital improvements at the Atlantic City Showboat and the Las Vegas Showboat which were funded by operations. In addition, the Company expended approximately $.6 million on capital improvements at the East Chicago Showboat which were funded from the operation of the East Chicago Showboat.

          On December 18, 1997, the Company entered an Agreement and Plan of Merger with Harrah's Entertainment, Inc., a Delaware corporation ("Harrah's"), and HEI Acquisition Corp., a Nevada corporation and wholly owned subsidiary of Harrah's ("Harrah's Sub"), whereby Harrah's Sub would be merged with and into the Company and the Company would consequently become a wholly owned subsidiary of Harrah's (the "Showboat Merger"). On April 23, 1998, the Company's shareholders approved the Showboat Merger and the Company has received all required regulatory approvals except for the approval of the regulatory authorities in New South Wales, Australia. If the Showboat Merger is approved by the Australian regulatory authorities and the other conditions to the Showboat Merger are satisfied or waived, articles of merger will be filed with the Nevada Secretary of State and the Company's shareholders will become entitled to receive $30.75 in cash, without interest, per share of common stock of the Company held.

          In conjunction with its acquisition of the Company, on May 13, 1998, Harrah's commenced a fixed spread cash tender offer for all of the Company's outstanding 9 1/2% First Mortgage Bonds due 2008 and 13% Senior Subordinated Notes due 2009 (collectively, "the Notes"). The consideration to be paid to the holders of validly tendered Notes will be determined on the second business day preceding the expiration of the tender offer. This consideration will be a price resulting in a yield to the first redemption date of the Notes equal to the yield, plus a fixed spread, of a specified reference security maturing at the first redemption date of each Note, plus accrued interest.
Concurrently with the tender offer, Harrah's is soliciting consents from the holders of the Notes to amend the respective Indentures governing each of the Notes to eliminate or modify substantially all of the negative covenants, certain events of default, and to make certain other changes to the Indentures. The tender offer is scheduled to expire on June 10, 1998, unless extended. The tender offer and consent solicitation are conditioned upon, among other things, the receipts of tenders and consents from not less than a majority in aggregate principal amount outstanding of each series of Notes.

          As previously disclosed in the Company's Form 10-K filed December 31, 1997, the Company entered into a standby equity commitment which requires that if, during any of the first three Operating Years (as defined), SMCP's Combined Cash Flow (as defined) is less than $35.0 million, the Company will be required to make additional capital contributions to SMCP in the lesser of
(a) $15.0 million, or (b) the difference between the $35.0 million and the Operating Year's Combined Cash Flow. The Company's aggregate potential obligation under the standby equity commitment is $30.0 million. SMCP anticipates that the Combined Cash Flow of SMCP for the first full four quarters of operation will not achieve the $35.0 million threshold and Showboat will be required to contribute approximately $14.0 million under the standby equity commitment. As of March 31, 1998, the Company has contributed $1.0 million to SMCP as part of this standby equity commitment. There can be no assurance that the Combined Cash Flow for any future Operating Year will exceed $35.0 million and that the Company will not be required to make additional capital contributions to SMCP in accordance with the standby equity commitment. The Standby Equity Commitment is subject to certain limitations, qualifications, and exceptions.

          The Company believes that it has sufficient capital resources, including its existing cash balances, cash provided by operations and existing borrowing capacity, to cover the cash requirements of its existing operations. The ability of the Company to satisfy its cash requirements, however, will be dependent upon the future performance of its casino hotels which will continue to be influenced by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. As the Company realizes expansion opportunities, the Company will need to make significant capital investments in such opportunities and additional financing will be required. The Company anticipates that additional funds will be obtained through loans or public offerings of equity or debt securities, although no assurance can be made that such funds will be available or at interest rates acceptable to the Company. Additionally the Company's ability to make certain payments and to incur additional indebtedness is restricted due to the indentures governing its 9 1/4% First Mortgage Bonds due 2008 and 13% Senior Subordinated Notes due 2009. A description of these restrictions is contained in management's discussion and analysis of the financial condition and results of operation contained in the Company's Form 10-K for the period ended December 31, 1997. No assurance can be given that the Company will in the future meet the terms of the indentures permitting it to make restricted payments or incur indebtedness.

                 SHOWBOAT, INC AND SUBSIDIARIES

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

                Doug Grant, Inc. et. al v. Greate Bay Casino Corporation, et. al., in the United States District Court, District of New Jersey, Camden, New Jersey with the assigned Docket Number 97CV4291 (JEI). On May 1, 1998, the Court dismissed, with prejudice, all of the counts against the Company, except for the privacy claims of six plaintiffs. The remaining count was remanded to the Superior Court of New Jersey, Middlesex County.

     ITEM 2.   CHANGES IN SECURITIES

               Not applicable.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS

               On April 23, 1998, the Company held a Special Meeting ("Meeting") of Shareholders to consider the proposal to approve and adopt an Agreement and Plan of Merger, dated as of December 18, 1997 ("Merger Agreement"), by and among Harrah's Entertainment, Inc. ("Harrah's"), HEI Acquisition Corp., an indirect wholly-owned subsidiary of Harrah's ("Sub"), and the Company, pursuant to which, (i) Sub will be merged with and into the Company ("Merger"), with the Company continuing as the surviving corporation and becoming an indirect wholly-owned subsidiary of Harrah's and (ii) each outstanding share of common stock, par value $1.00 per share, of the Company, other than shares owned by Harrah's or the Company as treasury stock (which will be canceled), will be converted into the right to receive $30.75 in cash, without interest.

               The affirmative vote of the holders of 66 2/3% of the outstanding shares of Common Stock was required to approve and adopt the Merger Agreement. On March 19, 1998, the record date for the Meeting, there were 16,548,765 shares outstanding. The proposal was approved by in excess of 66 2/3% of the shares outstanding and received the following votes:

                         "For"               11,868,696
                         "Against"               80,512
                         "Abstain"                7,358

     ITEM 5.   OTHER INFORMATION

          Not applicable.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

       Exhibit
         No.                      Description
        11.01     Computation of Net Earnings (Loss) Per
                  Share

        27.01     Financial Data Schedule


          (b) Reports on Form 8-K

               None

                           SIGNATURES


          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                        Showboat, Inc.
                                          Registrant


Date:  May 14, 1998         /s/ J. KELL HOUSSELS, III
                            J. KELL HOUSSELS, III,
                            President and Chief Executive Officer


Date:  May 14, 1998         /s/ R. CRAIG BIRD
                            R. CRAIG BIRD, Executive Vice
                            President - Finance and Administrative
                            and Chief Financial Officer

                          EXHIBIT INDEX


EXHIBIT NO. DESCRIPTION                                 PAGE NO.


11.01       Computation of Net Earnings (Loss) Per
            Share

27.01       Financial Data Schedule